Form 10-Q
period 2015-06-30
Hennessy Capital Acquisition Corp II
filed 2015-09-03
CIK 1642453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37509

HENNESSY CAPITAL ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	47-3913221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 Louisiana Street, Suite 900 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 300-8242

Not applicable

 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 4, 2015, there were 24,949,885 shares of the Company’s common stock issued and outstanding.

Hennessy Capital Acquisition Corp. II

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED BALANCE SHEET

June 30, 2015

(unaudited)

ASSETS
Current asset - cash	$1,000

Deferred offering costs	187,000

Total assets	$188,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable and accrued offering costs	$38,000
Notes and advances payable - related party	125,000
Total liabilities	163,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Common stock, $0.0001 par value, 29,000,000 authorized shares, 5,031,250 shares issued and outstanding	1,000
Additional paid-in-capital	24,000
Accumulated deficit	-
Total stockholders’ equity	25,000

Total liabilities and stockholders’ equity	$188,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

For the period from April 29, 2015 (inception) to June 30, 2015
(unaudited)

Revenues	$-

General and administrative expenses	-

Loss from operations	-

Other income - interest on Trust Account	-

Net loss attributable to common stock	$-

Weighted average common shares outstanding:
Basic and diluted	5,031,250
Net loss per common share:
Basic and diluted	$0.00

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from April 29, 2015 (inception) to June 30, 2015

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to Sponsor at $0.005 per share	5,031,250	$1,000	$24,000	$-	$25,000
Net loss attributable to common stock	-	-	-	-	-
Balances, June 30, 2015	5,031,250	$1,000	$24,000	$-	$25,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the
period from April 29,
2015 (inception) to
June 30, 2015
Cash flow from operating activities:
Net loss attributable to common stock	$-
Adjustments to reconcile net loss to net cash used in operations	-

Net cash used in operating activities	-

Cash flows from investing activities	-

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from note payable and advances – related party	125,000
Payment of deferred offering costs	(149,000)
Net cash provided by financing activities	1,000

Net increase in cash	1,000
Cash at beginning of period	-
Cash at end of period	$1,000

Supplemental disclosure of non-cash financing activities:
Accounts payable and accrued offering costs	$38,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II
Notes to Condensed Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Hennessy Capital Acquisition Corp. II (the "Company") was incorporated in Delaware on April 29, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At June 30, 2015, the Company had not commenced any operations. All activity for the period from April 29, 2015 (inception) through June 30, 2015 relates to the Company’s formation and the initial public offering (“Public Offering”) described below. The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners II LLC, a Delaware limited liability corporation (the “Sponsor”). The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 22, 2015. The Company intends to finance a Business Combination with proceeds from the approximately $199,599,000 of the gross proceeds from the Public Offering (including approximately $24,599,000 from the underwriters’ partial exercise of their overallotment option - Note 3) and approximately $7,540,000 of gross proceeds (including approximately $590,000 resulting from the underwriters’ partial exercise of their over-allotment option) from the private placement (Note 4). Upon the closing of the Public Offering and the private placement, approximately $199,599,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. As a result of the underwriters’ exercising less than the full overallotment option, the Sponsor forfeited 41,273 shares of its common stock as described in Notes 3, 4 and 5.

The Trust Account:

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds of the Public Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. At June 30, 2015, the Public Offering had not been completed and, therefore there were no proceeds in the Trust Account at that date.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, or working capital expenses, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

Business Combination:

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable or amounts released to the Company for working capital expenses, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable or amounts released to the Company for working capital expenses. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital expenses. As a result, such shares of common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, “Distinguishing Liabilities from Equity.”

The Company will only have 24 months from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable or amounts released to the Company for working capital expenses (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2015 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on July 23, 2015 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on August 3, 2015 and the unaudited pro forma balance sheet included in the Form 8-K filed by the Company with the SEC on August 6, 2015. All dollar amounts are rounded to the nearest thousand dollars.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the condensed financial statements.

Use of Estimates:

The preparation of condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering". Deferred offering costs of approximately $187,000 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriters discount, were charged to capital upon completion of the Public Offering subsequent to June 30, 2015 in July and August 2015.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2015. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements:

The Company complies with the reporting requirements of FASB ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce date maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. Early application of each of the amendments is permitted for any annual reporting periods or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern(“ASU 2014-15”). ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year form the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed (see Notes 3, 4 and 5).

NOTE 3 - PUBLIC OFFERING

Subsequent to June 30, 2015, the Company closed the Public Offering for the sale of 19,959,908 Units at a price of $10.00 per unit (the “Units”) yielding gross proceeds of approximately $199,599,000. The closings occurred on July 28, 2015 with respect to 17,500,000 Units and on August 4, 2015 with respect to 2,459,908 Units related to the partial exercise of the underwriters’ overallotment option. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (the “Public Shares”) and one redeemable common stock purchase warrant (the “Warrants”). Under the terms of a warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination. Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number to determine the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued as part of the 19,959,908 Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they are exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 2.4% of the gross offering proceeds of the Public Offering to the underwriters at the closing of the Public Offering (approximately $4,790,000), with an additional fee (the “Deferred Discount”) of 3.6% of the gross offering proceeds payable upon the completion of the Business Combination (approximately $7,186,000). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Business Combination.

In addition, subsequent to June 30, 2015, on July 28, 2015 and August 4, 2015, the Sponsor paid the Company approximately $7,540,000 in a private placement for the purchase of 15,080,756 warrants at a price of $0.50 per warrant (the “Private Placement Warrants”) - see also Note 4.

Because the underwriters’ exercised less than the full overallotment option, the Sponsor was required to, and did, forfeit 41,273 of its shares subsequent to June 30, 2015 on August 4, 2015 - see also Note 4.

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares:

In April 2015, the Sponsor purchased 5,031,250 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.005 per share. In May 2015, the Sponsor transferred 435,000 shares to the Company’s officers and director nominees. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor has agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholders will own 20.0% of the Company’s issued and outstanding shares after the Public Offering. On August 4, 2015, the Sponsor forfeited 41,273 of its Founder Shares.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

Private Placement Warrants:

Upon the closing of the Public Offering on July 28, 2015 and August 4, 2015, the Sponsor paid the Company approximately $7,540,000 in a private placement for the purchase of the Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per share. The purchase price of the Private Placement Warrants have been added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds from the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

Registration Rights:

The Company’s initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Public Offering. The Company’s initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There are no penalties associated with delays in registering the securities under the registration rights agreement.

Related Party Loans:

As of May 5, 2015, as subsequently amended on July 10, 2015, the Sponsor agreed to loan the Company an aggregate of approximately $238,000 against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. Between May and July 2015, the Company borrowed approximately $238,000 under this loan from the Sponsor, including approximately $125,000 that was outstanding at June 30, 2015. These loans were non-interest bearing and were paid in full on July 28, 2015.

Administrative Services Agreement:

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on the date the securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

The Company has also agreed to pay its Chief Financial Officer $11,650 per month during the first twelve months after the Public Offering and $8,300 per month thereafter and $150,000 in cash upon the successful completion of the Company’s initial Business Combination for his services.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock:

On July 22, 2015, the Company amended and restated its certificate of incorporation to increase the number of its authorized common stock from 29,000,000 shares to 45,000,000 shares. The Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue in connection with its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2015, there were 5,031,250 shares of common stock issued and outstanding.

Subsequent to June 30, 2015, 41,273 Founder Shares were forfeited and 19,959,908 shares of common stock were issued as part of the Units in the Public Offering (including partial exercise of the underwriters’ overallotment exercise) resulting in 24,949,885 shares of common stock issued and outstanding, including 18,958,251 shares subject to redemption at August 4, 2015.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2015, there were no shares of preferred stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Hennessy Capital Acquisition Corp. II The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated on April 29, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	may adversely affect prevailing market prices for our common stock and/or warrants.

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at June 30, 2015, we had approximately $1,000 in cash and deferred offering costs of $187,000. Subsequent to June 30, 2015, on August 4, 2015, we closed on our Public Offering as described below and in Note 3. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the period from April 29, 2015 (inception) through June 30, 2015 our activities consisted of formation and preparation for the Public Offering and, as such, we had no operations and no significant operating expenses. Upon completion of the Public Offering in July and August 2015, our normal operating costs will include costs associated with our search for an initial business combination, costs associated with our governance and public reporting, state franchise taxes and charges of $10,000 per month from our Sponsor for administrative services and $11,600 per month (or $8,300 per month after twelve months following the Public Offering) for the services of our Chief Financial Officer.

Liquidity and Capital Resources

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our common stock (“Founder Shares”) for $25,000 by Hennessy Capital Partners II LLC, a Delaware limited liability company (the “Sponsor”), and a total of $237,500 loaned by the Sponsor ($125,000 of which was outstanding at June 30, 2015) against the issuance of an unsecured promissory note (the “Note”). These loans were non-interest bearing and were paid in full on July 28, 2015 in connection with the Public Offering.

In July and August 2015, we consummated the Public Offering of an aggregate 19,959,908 units at a price of $10.00 per unit generating gross proceeds of approximately $199,599,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 15,080,756 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $7,540,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $201,746,000, net of the non-deferred portion of the underwriting commissions of $4,790,000 and offering costs and other expenses of approximately $603,000.

We expect that the Company has sufficient resources subsequent to the Public Offering to fund its operations for at least the next twelve months.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

At June 30, 2015 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC a total of $10,000 per month for office space, utilities and secretarial support. In addition, the Company is paying its Chief Financial Officer $11,650 per month during the first twelve months after the Public Offering and $8,300 per month thereafter and $150,000 in cash upon the successful completion of the Company’s initial Business Combination for his services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2015, there were no outstanding warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying condensed balance sheets.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering". Deferred offering costs of approximately $187,000 at June 30, 2015 consist principally of professional fees incurred. These costs, together with the underwriter discount, were charged to capital upon completion of the Public Offering subsequent to June 30, 2015.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2015, the Company had no material deferred tax assets.

Redeemable common stock

All of the 19,959,908 shares of common stock sold as part of the Units in the Public Offering subsequent to June 30, 2015 contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

At June 30, 2015 there were no shares classified outside of permanent equity as the Public Offering had not yet occurred. Subsequent to June 30, 2015, after the Public Offering of 17,500,000 units on July 28, 2015, and including pro forma adjustment for the 2,459,908 units issued pursuant to the underwriters’ partial exercise of their overallotment option, 18,958,251 of the 19,959,908 Public Shares were classified outside of permanent equity at redemption value of $10.00 per share at July 28, 2015.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has adopted this standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year form the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on April 29, 2015 for the purpose of effecting a Business Combination. As of June 30, 2015, we had not commenced any operations or generated any revenues. All activity through June 30, 2015 relates to our formation and our Public Offering. Subsequent to June 30, 2015, approximately $199,599,000 of the net proceeds of the Public Offering and the private placement in July and August 2015 were deposited into a trust account that is invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At June 30, 2015, the public Offering had not closed and so there were no funds in the trust account.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from April 29, 2015 (inception) to June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated July 23, 2015 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2015 and August 4, 2014, we consummated a private placement of an aggregate 15,080,756 warrants (“Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, generating total proceeds of approximately, $7,540,000. The Private Placement Warrants, which were purchased by our sponsor Hennessy Capital Partners II, LLC, are substantially similar to the warrants underlying the units issued in our Public Offering (the “Warrants”), except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our business combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from the Initial Public Offering

On July 28, 2015 and August 4, 2015, we consummated our Public Offering of 19,959,908 units, with each unit consisting of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise of $5.75 per half share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice if, and only if, the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period. The Units in the Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of approximately 199,599,000, including the sale of an aggregate of 2,459,908 Units to cover over-allotments. UBS Securities LLC, Cantor Fitzgerald & Co. and BMO Capital Markets acted as joint book-runner managers for the Public Offering (the “Underwriters”). The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-205152). The SEC declared the registration statement effective on July 22, 2015.

We paid a total of approximately $4,790,000 in underwriting discounts and commissions and approximately $603,000 for other costs and expenses related to the offering. In addition, the Underwriter agreed to defer approximately $7,186,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. We also repaid the note and advances to an affiliate of our Sponsor from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $7,186,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $201,746,000 of which approximately $199,599,000 (or $10.00 per unit sold in the Public Offering) was placed in the trust account. Approximately $2.0 million was held outside the trust account and will be used to fund the Company’s operating expenses. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. See also the Forms 8-K filed by the Company on August 3, 2015 and August 6, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP. II

Dated: September 3, 2015	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: September 3, 2015	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

