Form 10-K/A
period 2015-12-31
Hennessy Capital Acquisition Corp II
filed 2016-02-22
CIK 1642453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Hennessy Capital Acquisition Corp. II (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2015 (this “Amendment”) solely to amend the signature page to provide conformed signatures, which were inadvertently omitted from the original Form 10-K filed on February 19, 2016 (the “Original Form 10-K”). In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

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

February 22, 2016	HENNESSY CAPITAL ACQUISITION CORP. II

	By:	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel J. Hennessy	Chairman of the Board of Directors and Chief Executive Officer	February 22, 2016
Daniel J. Hennessy	(Principal Executive Officer)

/s/ Nicholas A. Petruska	Executive Vice President, Chief Financial Officer and Secretary	February 22, 2016
Nicholas A. Petruska	(Principal Financial and Accounting Officer)

/s/ Kevin Charlton	President, Chief Operating Officer and Director	February 22, 2016
Kevin Charlton

/s/ Bradley Bell	Director	February 22, 2016
Bradley Bell

/s/ Richard Burns	Director	February 22, 2016
Richard Burns

/s/ Peter Shea	Director	February 22, 2016
Peter Shea

/s/ Thomas J. Sullivan	Director	February 22, 2016
Thomas J. Sullivan