Form 10-Q
period 2016-03-31
Hennessy Capital Acquisition Corp II
filed 2016-05-13
CIK 1642453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 24,949,885 shares of the Company’s common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. II

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016.	2015.
ASSETS	(unaudited)
Current assets –
Cash	$1,594,000	$2,004,000
Prepaid expenses	85,000	50,000
Total current assets	1,679,000	2,054,000
Non-current assets –
Cash and investments held in Trust Account	199,766,000	199,654,000

Total assets	$201,445,000	$201,708,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,000	$44,000
Accrued liabilities	2,092,000	28,000
Accrued franchise taxes	92,000	125,000
Total current liabilities	2,350,000	197,000

Other liabilities –
Deferred underwriting compensation	7,185,000	7,185,000
Total liabilities	9,535,000	7,382,000

Common stock subject to possible redemption; 18,690,977 and 18,932,591 shares, respectively, at March 31, 2016 and December 31, 2015 (at redemption value of approximately $10.00 per share)	186,910,000	189,326,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, none issued or outstanding	-	-
Common stock, $0.0001 par value, 45,000,000 authorized shares, 6,258,908 and 6,017,294 shares, respectively, issued and outstanding (excluding 18,690,977 and 18,932,591 shares, respectively, subject to possible redemption) at March 31, 2016 and December 31, 2015	1,000	1,000
Additional paid-in-capital	7,685,000	5,269,000
Accumulated deficit	(2,686,000)	(270,000)
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$201,445,000	$201,708,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2016
(unaudited)
Revenues	$-
General and administrative expenses	2,528,000
Loss from operations	(2,528,000)
Other income – Interest income on Trust Account	112,000
Net loss	$(2,416,000)
Weighted average common shares outstanding:
Basic and diluted	6,110,000
Net loss per common share:
Basic and diluted	$(0.40)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	6,017,294	$1,000	$5,269,000	$(270,000)	$5,000,000

Change in proceeds subject to possible redemption	241,614	-	2,416,000	-	2,416,000
Net loss	-	-	-	(2,416,000)	(2,416,000)
Balance, March 31, 2016 (unaudited)	6,258,908	$1,000	$7,685,000	$(2,686,000)	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2016
(unaudited)

Cash flow from operating activities:
Net loss	$(2,416,000)
Adjustments to reconcile net loss to net cash used in operations:
Increase in prepaid expenses	(35,000)
Increase in accounts payable, accrued liabilities and accrued franchise taxes	2,153,000
Trust income retained in Trust Account	(112,000)
Net cash used in operating activities	(410,000)

Net decrease in cash	(410,000)
Cash at beginning of period	2,004,000
Cash at end of period	$1,594,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II
Notes to Condensed Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Hennessy Capital Acquisition Corp. II (the "Company") was incorporated in Delaware on April 29, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2016, the Company had not commenced any operations. All activity for the period from April 29, 2015 (inception) through March 31, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. The Company has not and will not generate any operating revenues until after completion of a suitable Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of investment income on cash and investments from the proceeds of the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners II LLC, a Delaware limited liability corporation (the “Sponsor”). The registration statement for the Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 22, 2015. The Company intends to finance an Initial Business Combination with proceeds from the approximately $199,599,000 of the gross proceeds from the Public Offering (including approximately $24,599,000 from the underwriters’ partial exercise of their over-allotment option - Note 4) and approximately $7,540,000 of gross proceeds (including approximately $590,000 resulting from the underwriters’ partial exercise of their over-allotment option) from the private placement (Notes 4 and 5). Upon the closing of the Public Offering and the private placement, approximately $199,599,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. As a result of the underwriters’ exercising less than the full over-allotment option, the Sponsor forfeited 41,273 shares of its common stock as described in Notes 4, 5 and 7.

The Trust Account:

The funds in the Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds of the Public Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, or working capital expenses, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units (as defined below) sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

Initial Business Combination:

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination with a Target Business. As used herein, “Target Business” must be one or more businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Initial Business Combination. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital expenses, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable or amounts released to the Company for working capital expenses. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares (as defined below) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital expenses. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity subsequent to the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, “Distinguishing Liabilities from Equity.”

The Company will only have 24 months from the closing date of the Public Offering to complete its Initial Business Combination. If the Company does not complete an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable or amounts released to the Company for working capital expenses (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 – AGREEMENT FOR BUSINESS COMBINATION

The Business Combination

Subsequent to March 31, 2016, on April 1, 2016, the Company entered into an Agreement and Plan of Merger (as it may be amended, the “Merger Agreement”) with USI Senior Holdings, Inc. (“USI Parent”), a wholly owned subsidiary of the Company, and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative (the “Stockholder Representative”). Pursuant to the Merger Agreement, the Company will acquire all of the outstanding capital stock of USI Parent through a merger of a wholly owned subsidiary of the Company with and into USI Parent, with USI Parent surviving such merger as a direct wholly owned subsidiary of the Company (the “Business Combination”). USI Parent, through its subsidiaries, conducts its business under the “United Subcontractors, Inc.” name. USI Parent and its consolidated subsidiaries are referred to hereafter collectively as “USI.”

USI is a leading provider of installation, construction and distribution services to the residential and commercial construction markets in the United States, with 43 locations serving customers in 13 states. Approximately 78% of USI’s net sales for the year ended December 31, 2015 was derived from sales to the United States residential new construction market. USI operates in two distinct segments: Installation Services and Construction Services. USI’s Installation Services segment primarily installs and distributes fiberglass, cellulose and spray foam insulation and benefits from the sale of additional complementary building products such as windows, doors, mirrors, shower enclosures, closet components, shelving, fireplaces, garage doors and gutters. USI’s Construction Services segment provides planning, logistics, procurement and project management services for all phases of home shell construction. Together, these two segments provide complementary solutions to homebuilders that enable cross selling of installation and construction services. USI is headquartered in St. Paul, Minnesota.

The Business Combination will be accounted for as an acquisition of USI (the accounting acquiree) by the Company (the accounting acquirer) since, immediately following completion of the transaction, the stockholders of the Company immediately prior to the Business Combination will have effective control of USI Holdings, Inc., the post-combination company, through their approximate 78% ownership interest in the combined entity, assuming no share redemptions (approximately 75% in the event of maximum share redemptions), and their ability to elect a majority of the board of directors of the post-combination company. Accordingly, the consolidated assets and liabilities of USI need to be revalued to fair value at the acquisition date including the establishment of intangible assets acquired. The foregoing ownership percentages are based on a number of assumptions (as described below) and are subject to adjustment in accordance with the terms of the Merger Agreement.

Financial Accounting Standards Board (FASB) Accounting Standard Codification (“ASC”) 820 defines fair value, establishes the framework for measuring fair value for any asset acquired or liability assumed under GAAP (as defined below), expands disclosures about fair value measurements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined in FASB ASC 820 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This is an exit price concept for the valuation of an asset or liability. Market participants are assumed to be buyers or sellers in the most advantageous market for the asset or liability. Fair value measurement for an asset assumes the highest and best use by these market participants, and as a result, assets may be required to be recorded which are not intended to be used or sold and/or to value assets at a fair value measurement that do not reflect management’s intended use for those assets. Fair value measurements can be highly subjective and it is possible the application of reasonable judgment could develop different assumptions resulting in a range of alternative estimates using the same facts and circumstances.

Merger Consideration and Acquisition Financing

Pursuant to the Merger Agreement, the aggregate merger consideration for the Business Combination is $348.5 million, subject to certain adjustments set forth in the Merger Agreement for USI’s cash, indebtedness, working capital and certain unpaid transaction expenses (other than USI’s expenses incurred in connection with the preparation of the Company’s definitive proxy statement relating to the Business Combination (the “Proxy Statement”) and meetings with the Company’s stockholders) and potential increase for certain “permitted acquisitions,” if any, consummated by USI prior to the closing of the Business Combination (the “Total Merger Consideration”). The Company will pay the Total Merger Consideration partially in cash (the “Cash Consideration”) and partially in newly issued shares of its common stock at a value of $10.00 per share (the “Stock Consideration”), as follows:

●	The Cash Consideration represents the cash the Company will have available at closing to pay the Total Merger Consideration. The Cash Consideration will equal (i) the Aggregate Cash Amount (as defined below), minus (ii) repayment of USI’s existing credit facility indebtedness, minus (iii) the amount of the Company’s transaction expenses (including USI’s expenses incurred in connection with the preparation of the Proxy Statement and meetings with the Company’s stockholders), minus (iv) the estimated unpaid transaction expenses of USI, to the extent that such expenses exceed USI’s estimated cash on hand at closing.

●	Upon closing of the Business Combination, $30.0 million of the Cash Consideration will be paid to holders of USI Parent preferred stock (in respect of the aggregate liquidation value of their shares of preferred stock), $3.0 million will be deposited into a purchase price adjustment escrow, $1.5 million will be deposited into an account designated by the Stockholder Representative, and the remaining Cash Consideration will be paid to holders of USI Parent common stock (including restricted stock).

●	If the amount contained in item (iii) above is greater than the Company estimates, the Cash Consideration will decrease by such amount, and the Stock Consideration will increase by a corresponding amount. Conversely, if the amount contained in item (iii) above is less than the Company estimates, the Cash Consideration will increase by such amount, and the Stock Consideration will decrease by a corresponding amount.

●	The Stock Consideration will equal the Total Merger Consideration minus the Cash Consideration, divided by $10.00 per share, and will be approximately 7.06 million shares of the Company’s common stock, assuming (i) the working capital adjustment is zero, (ii) USI does not complete any “permitted acquisitions” prior to the closing of the Business Combination, (iii) USI indebtedness and transaction expenses, taken together, exceed USI’s cash on hand at closing, and (iv) USI will use any excess cash on hand at closing, net of its unpaid transaction expenses, to repay USI’s existing credit facility indebtedness. The Stock Consideration will fluctuate if any of these assumptions proves inaccurate, as follows:

●	if there is a working capital adjustment at closing in USI’s favor, USI completes one or more permitted acquisitions prior to the closing of the Business Combination, or USI’s cash on hand at closing exceeds the sum of USI indebtedness and unpaid transaction expenses, the Total Merger Consideration will increase, and the aggregate Stock Consideration will increase by one share of the Company’s common stock for each $10.00 of such increase in Total Merger Consideration; and

●	if there is a working capital adjustment at closing in the Company’s favor or if USI’s indebtedness (other than USI’s existing credit facility indebtedness) is greater than the Company estimates, the Total Merger Consideration will decrease, and the aggregate Stock Consideration will decrease by one share of the Company’s common stock for each $10.00 of such decrease in Total Merger Consideration.

The Cash Consideration will be funded through a combination of (i) cash held in the Trust Account after the Redemption Offer (as defined below), (ii) the amount raised (expected to be $100.0 million) pursuant to the new $100.0 million senior secured term loan credit facility which the Company expects to enter into at the closing of the Business Combination with GSO Capital Partners LP (the “Debt Financing”), and (iii) the net proceeds, if any, received from the potential sale (at the Company’s option) of up to $35 million of the Company’s convertible preferred stock in a private placement to one or more institutional investors and any other issuance, sale and delivery of the Company’s equity securities pursuant to the Merger Agreement or as otherwise approved by USI Parent (the sum of clauses (i), (ii) and (iii) being referred to herein as the “Aggregate Cash Amount”). If the Aggregate Cash Amount (after payment of the Company’s transaction expenses, excluding the commitment and closing fees relating to the Debt Financing and the new $25.0 million senior secured asset-based revolving credit facility the Company expects to enter into at the closing of the Business Combination with Wells Fargo Bank, National Association (the “ABL Facility”) and USI’s expenses incurred in connection with the preparation of the Proxy Statement) is less than $279.599 million at closing of the Business Combination, USI may, at its option, elect to not consummate the Business Combination.

Redemption Offer

Pursuant to the Company’s amended and restated certificate of incorporation and in accordance with the terms of the Merger Agreement, the Company will be providing its public stockholders with the opportunity to redeem their shares of Company common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (the “Redemption Offer”). The per share redemption price would have been approximately $10.00 at March 31, 2016.

Representations and Warranties and Covenants

Under the Merger Agreement, USI Parent, on the one hand, and the Company, on the other hand, made customary representations and warranties and covenants for transactions of this nature. Except for certain representations made by USI Parent relating to its capitalization (which survive for a period of one year after the closing of the Business Combination), the representations and warranties made by USI Parent and the Company to each other in the Merger Agreement will not survive the consummation of the Business Combination.

Conditions to Consummation of the Business Combination

Consummation of the transactions contemplated by the Merger Agreement (the “Closing”) is subject to customary conditions of the respective parties, including the approval of the Merger Agreement and the Business Combination by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of the Redemption Offer in accordance with the Proxy Statement. Each redemption of public shares by the Company’s public stockholders will decrease the amount in the Company’s Trust Account, which holds approximately $199.8 million as of March 31, 2016 (approximately $0.2 million of which was withdrawn in May 2016 for taxes and working capital purposes). If the Aggregate Cash Amount (after payment of the Company’s transaction expenses, excluding the commitment and closing fees relating to the Debt Financing and the ABL Facility and USI’s expenses incurred in connection with the preparation of the Proxy Statement) is less than $279.599 million at closing of the Business Combination, USI may, at its option, elect to not consummate the Business Combination.

In addition, consummation of the transactions contemplated by the Merger Agreement is subject to other closing conditions, including, among others: (i)  the shares of the Company common stock to be issued as the Company stock consideration having been approved for listing on NASDAQ, subject to official notice of issuance, (ii) unless waived by USI, the approval of the proposal to elect three directors to serve as Class I directors on the Company’s board of directors until the 2019 annual meeting of stockholders and until their respective successors are duly elected and qualified, by stockholders holding a majority of the Company’s outstanding shares of common stock, (iii) Leo William Varner, Jr. and an additional designee selected by USI, subject to the Company’s approval (not to be unreasonably withheld), and notified by USI to the Company within 30 days of April 1, 2016, having been approved and duly elected or appointed to the board of directors of the Company, effective as of the closing of the Business Combination, and the Company having offered each of these members the opportunity to enter into an agreement for indemnification (in addition to the indemnification provided for in the Company’s organizational documents), effective as of the closing, (iv) the Debt Financing having been funded pursuant to the debt commitment letters entered into with GSO Capital Partners LP and Wells Fargo Bank, National Association, (v) the expiration or termination of the regulatory waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other regulatory approvals, if any, (vi) the accuracy of the representations and warranties of the Company and USI Parent (subject in certain cases to certain materiality, knowledge and other qualifications) and the performance by the Company and USI Parent in all material respects of their covenants and agreements required to be performed under the Merger Agreement, and (vii) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the closing of the Redemption Offer.

In addition, as discussed above, if the Aggregate Cash Amount (after payment of the Company’s transaction expenses, excluding the commitment and closing fees relating to the Debt Financing and the ABL Facility and USI’s expenses incurred in connection with the preparation of the Proxy Statement) is less than $279.599 million at closing of the Business Combination, USI may, at its option, elect to not consummate the Business Combination.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to closing, including by either party if the transactions contemplated by the Merger Agreement have not been completed by August 12, 2016; provided that the party seeking to terminate shall not have breached in any material respect its obligations in any manner that has proximately caused the failure to consummate the Business Combination. If the Merger Agreement is validly terminated, no party thereto will have any liability or any further obligation to any other party under the Merger Agreement, with certain limited exceptions, including liability for any knowing or intentional breach of the Merger Agreement.

Registration Rights

Pursuant to the Merger Agreement, the Company has agreed to provide registration rights to the existing common stockholders of USI Parent in respect of the shares of the Company’s common stock to be received by such stockholders in the Business Combination. Pursuant to such agreement, such parties will hold registration rights that obligate the Company to register for resale under the Securities Act, among other shares, all or any portion of the shares of the Company’s common stock that they acquire in connection with the Business Combination. Following the closing of the Business Combination, the Company will register for resale under the Securities Act the shares of common stock issued in connection with the Business Combination and will use reasonable best efforts to cause such registration statement to become effective no later than 180 days after the closing of the Business Combination, subject to certain limitations and conditions set forth in the Merger Agreement.

The Company will pay all registration fees under the Securities Act, all printing expenses and all fees and disbursements of the Company’s legal counsel, the Company’s independent registered public accounting firm and any other persons retained by the Company, and any other expenses incurred by the Company. Each participating common stockholder will pay any discounts, commissions and transfer taxes, if any, attributable to the sale of registrable stock and any other expenses (including the fees and expenses of any separate counsel and other advisors and agents, if any, to such participating common stockholder) incurred by it. In addition, the Company will pay the reasonable fees and expenses of one legal counsel (which fees and expenses shall not exceed $35,000 in the aggregate) to represent the interests of the participating common stockholders.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2016 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on July 23, 2015 and with the audited financial statements as of and for the period ended December 31, 2015 included in the Company’s Annual Report on Form 10-K/A filed with the SEC. All dollar amounts are rounded to the nearest thousand dollars and certain reclassifications have been made to the balance sheet at December 31, 2015 to conform to the current presentation.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2016, the Company had outstanding warrants to purchase 17,520,332 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Use of Estimates:

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.

Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering". Offering costs of approximately $12,568,000 consist of underwriters’ discounts of approximately $11,976,000 (including approximately $7,185,000 of which payment is deferred) and approximately $592,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in July and August 2015.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2016 and December 31, 2015, the Company has a deferred tax asset of approximately $165,000 and $90,000, respectively, related to net loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

Redeemable Common Stock

All of the 19,959,908 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at March 31, 2016 and December 31, 2015, 18,690,977 and 18,932,591, respectively, of the 19,959,908 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at March 31, 2016).

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and the adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 - PUBLIC OFFERING

In July and August 2015, the Company closed the Public Offering for the sale of 19,959,908 Units at a price of $10.00 per unit (the “Units”) yielding gross proceeds of approximately $199,599,000. The closings occurred on July 28, 2015 with respect to 17,500,000 Units and on August 4, 2015 with respect to 2,459,908 Units related to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (the “Public Shares”) and one redeemable common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number to determine the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Initial Business Combination on or prior to the 24-month period allotted to complete the Initial Business Combination, the Warrants will expire at the end of such period. The Company has agreed to use its best efforts, following the completion of the Initial Business Combination, to file a new registration statement under the Securities Act to cover the shares of common stock issuable upon the exercise of the Warrants. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued as part of the 19,959,908 Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they are exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 2.4% of the gross offering proceeds of the Public Offering to the underwriters at the closing of the Public Offering (approximately $4,790,000), with an additional fee (the “Deferred Discount”) of 3.6% of the gross offering proceeds payable upon the completion of the Initial Business Combination (approximately $7,185,000). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

In addition, on July 28, 2015 and August 4, 2015, the Sponsor paid the Company approximately $7,540,000 in a private placement for the purchase of 15,080,756 warrants at a price of $0.50 per warrant (the “Private Placement Warrants”) - see also Note 5.

Because the underwriters’ exercised less than the full over-allotment option, the Sponsor was required to, and did, forfeit 41,273 of its shares on August 4, 2015 - see also Note 5.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares:

In April 2015, the Sponsor purchased 5,031,250 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.005 per share. In May 2015, the Sponsor transferred 440,000 shares to the Company’s officers, director nominees and advisor. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Public Offering. On August 4, 2015, the Sponsor forfeited 41,273 of its Founder Shares.

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

If the Company does not complete an Initial Business Combination, then the proceeds from the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

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

Related Party Loans:

As of May 5, 2015, as subsequently amended on July 10, 2015, the Sponsor agreed to loan the Company an aggregate of approximately $238,000 against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. Between May and July 2015, the Company borrowed approximately $238,000 under the Note. These loans were non-interest bearing and were paid in full upon the closing of the Public Offering on July 28, 2015.

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

The Company pays its Chief Financial Officer $11,650 per month during the first twelve months after the Public Offering and $8,300 per month thereafter and $150,000 in cash upon the successful completion of an Initial Business Combination for his services.

NOTE 6 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the private placement, a total of $199,599,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. Treasuries. In May 2016 and November 2015, approximately $201,000 and $150,000, respectively, were withdrawn from the Trust Account for taxes and working capital.

At March 31, 2016, the proceeds of the Trust Account were invested in U.S. government treasury bills yielding interest of approximately 0.2%. The Company classifies its U. S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2016 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320, excluding accrued interest income and gross unrealized holding gains. Since all of the Company’s permitted investments consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying	Gross	Prices in
	value at	Unrealized	Active
	March 31,	Holding	Markets
Description	2016	Gains	(Level 1)
Assets:
U.S. government treasury bills	$199,766,000	$8,000	$199,774,000

			Quoted Price
	Carrying	Gross	Prices in
	value at	Unrealized	Active
	December 31,	Holding	Markets
Description	2015	Gains	(Level 1)
Assets:
U.S. government treasury bills	$199,654,000	$20,000	$199,674,000

On April 14, 2016, the U.S. government treasury bills held in the Trust Account matured and the proceeds were invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock:

On July 22, 2015, the Company amended and restated its certificate of incorporation to increase the number of its authorized shares of common stock from 29,000,000 shares to 45,000,000 shares. The Company will likely (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue in connection with its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with its Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. In July and August, 2015, a total of 19,959,908 shares of common stock were issued as part of the Units in the Public Offering (including Units issued in connection with the partial exercise of the underwriters’ over-allotment option) and in August 2015 41,273 Founder Shares were forfeited resulting in 24,949,885 shares of common stock issued and outstanding, including 18,690,977 and 18,932,591 shares, respectively, subject to redemption at March 31, 2016 and December 31, 2015.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with the Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. The Company estimates that its total transaction costs for the Business Combination will aggregate approximately $24.2 million (including the deferred underwriting compensation and original issue discount on the Debt Financing). In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. A substantial portion of these costs (including contingent or success fees and ongoing accrued transactions costs, but not the $7,185,000 deferred underwriting compensation) will be charged to operations in the quarter that the Business Combination is consummated. Further, USI’s expenses for the Business Combination are estimated to aggregate approximately $9.9 million. See also Note 2 for further information regarding the Business Combination.

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

Overview

We are a blank check company incorporated on April 29, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

-	may significantly dilute the equity interest of our stockholders;

-	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

-	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

-	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

-	may decrease prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities or incur other indebtedness to finance our Initial Business Combination, it could result in:

-	a decrease in the prevailing market prices for our common stock and/or warrants.

-	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

-	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

-	our immediate payment of all principal and accrued interest, if any, if the debt security or other indebtedness is payable on demand;

-	our inability to obtain necessary additional financing if the debt security or other indebtedness contains covenants restricting our ability to obtain such financing while the debt security or other indebtedness is outstanding;

-	our inability to pay dividends on our common stock;

-	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

-	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

-	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

-	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2016, we had approximately $1,594,000 in cash. We expect to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Subsequent to March 31, 2016, on April 1, 2016, the Company entered into an Agreement and Plan of Merger (as it may be amended, the “Merger Agreement”) with USI Senior Holdings, Inc. (“USI Parent”), a wholly owned subsidiary of the Company, and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative (the “Stockholder Representative”). Pursuant to the Merger Agreement, the Company will acquire all of the outstanding capital stock of USI Parent through a merger of a wholly owned subsidiary of the Company with and into USI Parent, with USI Parent surviving such merger as a direct wholly owned subsidiary of the Company (the “Business Combination”). USI Parent, through its subsidiaries, conducts its business under the “United Subcontractors, Inc.” name. USI Parent and its consolidated subsidiaries are referred to hereafter collectively as “USI.”

USI is a leading provider of installation, construction and distribution services to the residential and commercial construction markets in the United States, with 43 locations serving customers in 13 states. Approximately 78% of USI’s net sales for the year ended December 31, 2015 was derived from sales to the United States residential new construction market. USI operates in two distinct segments: Installation Services and Construction Services. USI’s Installation Services segment primarily installs and distributes fiberglass, cellulose and spray foam insulation and benefits from the sale of additional complementary building products such as windows, doors, mirrors, shower enclosures, closet components, shelving, fireplaces, garage doors and gutters. USI’s Construction Services segment provides planning, logistics, procurement and project management services for all phases of home shell construction. Together, these two segments provide complementary solutions to homebuilders that enable cross selling of installation and construction services. USI is headquartered in St. Paul, Minnesota.

Pursuant to the Merger Agreement, the aggregate merger consideration for the Business Combination is $348.5 million, subject to certain adjustments set forth in the Merger Agreement for USI’s cash, indebtedness, working capital and certain unpaid transaction expenses (other than USI’s expenses incurred in connection with the preparation of the Company’s definitive proxy statement relating to the Business Combination (the “Proxy Statement”) and meetings with the Company’s stockholders) and potential increase for certain “permitted acquisitions,” if any, consummated by USI prior to the closing of the Business Combination (the “Total Merger Consideration”). The Company will pay the Total Merger Consideration partially in cash (the “Cash Consideration”) and partially in newly issued shares of its common stock at a value of $10.00 per share (the “Stock Consideration”), as more fully described in Note 2 to the condensed financial statements and in the Form 8-K filed with the Securities and Exchange Commission on April 7, 2016 and the Proxy Statement.

The Business Combination also contemplates various additional agreements including credit agreements governing new senior secured term loan and senior secured asset-based revolving credit facilities being entered into in connection with the Business Combination and a Voting and Support Agreement, among others, as described in the Form 8-K filed with the Securities and Exchange Commission on April 7, 2016 and the Proxy Statement.

The Business Combination will be accounted for as an acquisition of USI (the accounting acquiree) by the Company (the accounting acquirer) since, immediately following completion of the transaction, the stockholders of the Company immediately prior to the Business Combination will have effective control of the post-combination company, through their approximate 78% ownership interest in the combined entity, assuming no share redemptions (approximately 75% in the event of maximum share redemptions), and their ability to elect a majority of the board of directors of the post-combination company. Accordingly, as discussed more fully in Note 2 to the accompanying condensed financial statements, the consolidated assets and liabilities of USI will need to be revalued to fair value at the acquisition date including the establishment of intangible assets acquired. The foregoing ownership percentages are based on a number of assumptions and are subject to adjustment in accordance with the terms of the Merger Agreement.

Results of Operations

For the period from April 29, 2015 (inception) through March 31, 2016 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until July 2015.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $10,500 per month, a charge of $10,000 per month from our Sponsor for administrative services since our Public Offering and $11,600 per month (or $8,300 per month after twelve months following the Public Offering) for the services of our Chief Financial Officer. Costs increased very significantly in the three months ended March 31, 2016 due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, negotiating and executing the Merger Agreement and debt commitment letters and preparing the Proxy Statement to seek shareholder approval for the Business Combination. Such costs approximated $2,375,000 for the three months ended March 31, 2016, including approximately $2,240,000 of which has been included in accrued liabilities (approximately $2,090,000) and accounts payable (approximately $150,000). In addition to professional, due diligence and consulting fees and travel costs already incurred in connection with the Business Combination, significant additional costs are continuing and are still to be incurred. Among those costs still to be incurred are costs associated with a “fairness opinion” and certain financing costs as well as various success fee payments which will be incurred in the quarter that the Business Combination is consummated, which is currently expected to be the quarter ending September 30, 2016. In the three months ended March 31, 2016, approximately $65,000 of accrued franchise taxes were reversed as final calculations resulted in a lower tax than anticipated since the Company was not incorporated until April 2015.

Investment income of approximately $112,000 represents the unrealized appreciation on our investment in U.S. treasury bills. Such U.S. treasury bills matured on April 14, 2016 and the proceeds were invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940.

Liquidity and Capital Resources

In July and August 2015, we consummated the Public Offering of an aggregate of 19,959,908 units at a price of $10.00 per unit generating gross proceeds of approximately $199,599,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 15,080,756 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $7,540,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $201,746,000, net of the non-deferred portion of the underwriting commissions of $4,790,000 and offering costs and other expenses of approximately $593,000. $199,599,000 of the proceeds of the Public Offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At March 31, 2016, we had approximately $1,594,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

The Company currently plans, and believes it has the resources assuming the availability of the credit facilities described below, to consummate the Business Combination during the quarter ending September 30, 2016. Many of the parties working on the Business Combination are working with arrangements that involve success fees or payments due at the closing of the Business Combination. As such, if the Business Combination is not consummated or was terminated, the Company believes that it would have sufficient resources to fund its operations for at least the next twelve months. See also Results of Operations.

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

Contractual obligations

At March 31, 2016 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC a total of $10,000 per month for office space, utilities and secretarial support. In addition, the Company is paying its Chief Financial Officer $11,650 per month during the first twelve months after the Public Offering and $8,300 per month thereafter and $150,000 in cash upon the successful completion of the Initial Business Combination for his services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with the Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. The Company estimates that its total transaction costs for the Business Combination will aggregate approximately $24.2 million (including the deferred underwriting compensation and original issue discount on the Debt Financing). A substantial portion of these costs, including contingent or success fees and ongoing accrued transaction costs (but not deferred underwriting compensation) will be charged to operations in the quarter that the Business Combination is consummated. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. Further, USI’s expenses for the Business Combination are estimated to aggregate approximately $9.9 million. See also Note 2 to the condensed financial statements for further information regarding the Business Combination.

Concurrently with the consummation of the Business Combination, we expect to enter into a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) under a credit agreement with an administrative agent acceptable to GSO Capital Partners LP and the Company. The Term Loan Facility will be guaranteed by the Company and all of its wholly owned domestic subsidiaries (other than United Subcontractors, Inc., which will be the borrower thereunder). Additionally, the size of the Term Loan Facility could increase by $25.0 million pursuant to an uncommitted incremental facility. Concurrently with the consummation of the Business Combination, we also expect to enter into a new $25.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) for working capital purposes, which will mature in 2021.  The availability of the Term Loan Facility and the ABL Facility is subject to certain conditions, which we may fail to meet. For a more detailed description of the Term Loan Facility and the ABL Facility as well as of the conditions to their availability, please see “Hennessy Capital Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Senior Secured Term Loan Facility,” “Hennessy Capital Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Senior Secured ABL Revolving Credit Facility” and “The Business Combination Proposal—Acquisition Financing” in the Proxy Statement.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2016, the Company had outstanding warrants to purchase 17,520,332 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Offering costs of approximately $12,568,000 consist of underwriters’ discounts of approximately $11,976,000 (including approximately $7,185,000 of which payment is deferred) and approximately $592,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in July and August 2015.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2016 and December 31, 2015, the Company had a deferred tax asset of approximately $165,000 and $90,000, respectively, related to net loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Redeemable Common Stock

All of the 19,959,908 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

At March 31, 2016 and December 31, 2015, 18,690,977 and 18,932,591, respectively of the 19,959,908 Public Shares were classified outside of permanent equity at redemption value of $10.00 per share.

Recent Accounting Pronouncements

The Company complies with the reporting requirements of FASB ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce date maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. Upon adoption, entities no longer present or disclose any information required by Topic 915. For private entities and emerging growth companies under the JOBS Act, the amendments are effective for annual reporting periods beginning after December 15, 2015. The Company has elected early adoption and has incorporated the methodologies prescribed by ASU 2014-10 in the accompanying financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year form the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and the adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on April 29, 2015 for the purpose of effecting an Initial Business Combination. As of March 31, 2016, we had not commenced any operations or generated any revenues. All activity through March 31, 2016 relates to our formation and our Public Offering and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. Approximately $199,599,000 of the net proceeds of the Public Offering and the private placement in July and August 2015 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At March 31, 2016, there was approximately $199,766,000 in the Trust Account.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the Preliminary Proxy Statement filed with the SEC by the Company on April 11, 2016, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on February 22, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1†

Agreement and Plan of Merger, dated as of April 1, 2016, by and among USI Senior Holdings, Inc., Hennessy Capital Acquisition Corp. II, HCAC II, Inc. and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative. ^

10.1	Voting and Support Agreement, dated as of April 1, 2016, by and among USI Senior Holdings, Inc., Hennessy Capital Partners II LLC and the stockholders set forth on Schedule I thereto. ^

10.2	Amended and Restated Commitment Letter, dated as of April 7, 2016, by and between HCAC II, Inc. and Wells Fargo Bank, N.A. ^

10.3	Amended and Restated Commitment Letter, dated as of April 7, 2016, by and between HCAC II, Inc. and GSO Capital Partners, LP. ^

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

†     The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

^	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on April 7, 2016.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP. II

Dated: May 13, 2016	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2016	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1†

Agreement and Plan of Merger, dated as of April 1, 2016, by and among USI Senior Holdings, Inc., Hennessy Capital Acquisition Corp. II, HCAC II, Inc. and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative. ^

10.1	Voting and Support Agreement, dated as of April 1, 2016, by and among USI Senior Holdings, Inc., Hennessy Capital Partners II LLC and the stockholders set forth on Schedule I thereto. ^

10.2	Amended and Restated Commitment Letter, dated as of April 7, 2016, by and between HCAC II, Inc. and Wells Fargo Bank, N.A. ^

10.3	Amended and Restated Commitment Letter, dated as of April 7, 2016, by and between HCAC II, Inc. and GSO Capital Partners, LP. ^

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

†     The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

^	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on April 7, 2016.