Form 10-Q
period 2016-06-30
Hennessy Capital Acquisition Corp II
filed 2016-07-19
CIK 1642453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 18, 2016, there were 24,949,885 shares of the Company’s common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. II

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	1

	Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Statements of Operations for the three and six months ended June 30, 2016 (unaudited) and for the period from April 29, 2015 (inception) to June 30, 2015 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the six months ended June 30, 2016 (unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2016 (unaudited)\ and for the period from April 29, 2015 (inception) to June 30, 2015 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets –
Cash	$1,169,000	$2,004,000
Prepaid expenses	44,000	50,000
Total current assets	1,213,000	2,054,000

Non-current assets –
Cash and investments held in Trust Account	199,671,000	199,654,000

Total assets	$200,884,000	$201,708,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,000	$44,000
Accrued liabilities	3,662,000	28,000
Accrued franchise taxes	39,000	125,000
Total current liabilities	3,812,000	197,000

Other liabilities –
Deferred underwriting compensation	7,185,000	7,185,000
Total liabilities	10,997,000	7,382,000

Common stock subject to possible redemption; 18,488,678 and 18,932,591 shares, respectively, at June 30, 2016 and December 31, 2015 (at redemption value of approximately $10.00 per share)	184,887,000	189,326,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, none issued or outstanding	-	-
Common stock, $0.0001 par value, 45,000,000 authorized shares, 6,461,207 and 6,017,294 shares, respectively, issued and outstanding (excluding 18,488,678 and 18,932,591 shares, respectively, subject to possible redemption) at June 30, 2016 and December 31, 2015	1,000	1,000
Additional paid-in-capital	9,708,000	5,269,000
Accumulated deficit	(4,709,000)	(270,000)
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$200,884,000	$201,708,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2016	For the six months ended June 30, 2016	For the period from April 29, 2015 (inception) to June 30, 2015
	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-
General and administrative expenses	2,129,000	4,657 ,000	-
Loss from operations	(2,129,000)	(4,657,000)	-
Other income – Interest income on Trust Account	106,000	218,000	-
Net loss	$(2,023,000)	$(4,439,000)	$-
Weighted average common shares outstanding:
Basic and diluted	6,395,000	6,255,000	5,031,250
Net loss per common share:
Basic and diluted	$(0.32)	$(0.71)	$(0.00)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	6,017,294	$1,000	$5,269,000	$(270,000)	$5,000,000

Change in proceeds subject to possible redemption	443,913	-	4,439,000	-	4,439,000
Net loss	-	-	-	(4,439,000)	(4,439,000)
Balance, June 30, 2016 (unaudited)	6,461,207	$1,000	$9,708,000	$(4,709,000)	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2016	For the period from April 29, 2015 (inception) to June 30, 2015
	(unaudited)	(unaudited)
Cash flow from operating activities:
Net loss	$(4,439,000)	$-
Adjustments to reconcile net loss to net cash used in operations:
Increase in prepaid expenses	6,000	-
Increase in accounts payable, accrued liabilities and accrued franchise taxes	3,616,000	-
Increase in Trust income retained in Trust Account	(18,000)	-
Net cash used in operating activities	(835,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from note payable and advances – related party	-	125,000
Payment of deferred offering costs	-	(149,000)
Net cash provided by financing activities	-	1,000

Net increase (decrease) in cash	(835,000)	1,000
Cash at beginning of period	2,004,000	-
Cash at end of period	$1,169,000	$1,000

Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$-	$38,000

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

At June 30, 2016, the Company had not commenced any operations. All activity for the period from April 29, 2015 (inception) through June 30, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. The Company has not and will not generate any operating revenues until after completion of a suitable Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of investment income on cash and investments from the proceeds of the Public Offering. The Company has selected December 31st as its fiscal year end.

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

NOTE 2 – AGREEMENT FOR BUSINESS COMBINATION

The Business Combination

On April 1, 2016, as amended on July 13, 2016, the Company entered into an Agreement and Plan of Merger (as it may be amended, the “Merger Agreement”) with USI Senior Holdings, Inc. (“USI Parent”), a wholly owned subsidiary of the Company, and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative (the “Stockholder Representative”). Pursuant to the Merger Agreement, the Company will acquire all of the outstanding capital stock of USI Parent through a merger of a wholly owned subsidiary of the Company with and into USI Parent, with USI Parent surviving such merger as a direct wholly owned subsidiary of the Company (the “Business Combination”). USI Parent, through its subsidiaries, conducts its business under the “United Subcontractors, Inc.” name. USI Parent and its consolidated subsidiaries are referred to hereafter collectively as “USI.”

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

The Business Combination will be accounted for as an acquisition of USI (the accounting acquiree) by the Company (the accounting acquirer) since, immediately following completion of the transaction, the stockholders of the Company will have effective control of USI Holdings, Inc., the post-combination company. Accordingly, the consolidated assets and liabilities of USI need to be revalued to fair value at the acquisition date including the establishment of intangible assets acquired.

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

Merger Consideration and Acquisition Financing

Pursuant to the Merger Agreement, the aggregate merger consideration for the Business Combination is $348.5 million, subject to certain adjustments set forth in the Merger Agreement for USI’s cash, indebtedness, working capital and certain unpaid transaction expenses (other than USI’s expenses incurred in connection with the preparation of the Company’s definitive proxy statement dated June 10, 2016 and any supplements or amendments thereof, including the Company’s supplement to the definitive proxy statement dated July 13, 2016 relating to the Business Combination (collectively, the “Proxy Statement”) and meetings with the Company’s stockholders) and potential increase for certain “permitted acquisitions,” if any, consummated by USI prior to the closing of the Business Combination (the “Total Merger Consideration”). The Company will pay the Total Merger Consideration partially in cash (the “Cash Consideration”) and partially in newly issued shares of its common stock at a value of $10.00 per share (the “Stock Consideration”), as follows:

●	The Cash Consideration represents the cash the Company will have available at closing to pay the Total Merger Consideration. The Cash Consideration will equal (i) the Aggregate Cash Amount (as defined below), minus (ii) repayment of USI’s existing credit facility indebtedness, minus (iii) the amount of the Company’s transaction expenses (including USI’s expenses incurred in connection with the preparation of the Proxy Statement and meetings with the Company’s stockholders), minus (iv) the estimated unpaid transaction expenses of USI, to the extent that such expenses exceed USI’s estimated cash on hand at closing.

●	Upon closing of the Business Combination, $30.0 million of the Cash Consideration will be paid to holders of USI Parent preferred stock (in respect of the aggregate liquidation value of their shares of preferred stock), $3.0 million will be deposited into a purchase price adjustment escrow, $1.5 million will be deposited into an account designated by the Stockholder Representative, and the remaining Cash Consideration will be paid to holders of USI Parent common stock (including restricted stock).

●	If the amount contained in item (iii) above is greater than the Company estimates, the Cash Consideration will decrease by such amount, and the Stock Consideration will increase by a corresponding amount. Conversely, if the amount contained in item (iii) above is less than the Company estimates, the Cash Consideration will increase by such amount, and the Stock Consideration will decrease by a corresponding amount.

●	The Stock Consideration will equal the Total Merger Consideration minus the Cash Consideration, divided by $10.00 per share, and will be approximately 7.22 million shares of the Company’s common stock if there is $77.3 million remaining in the Company’s Trust Account following redemptions (the amount required to be delivered from the Company’s Trust Account to meet the Minimum Cash Condition (as defined herein) in the Merger Agreement without needing the Backstop Investment (as defined herein), assuming (i) the working capital adjustment is zero, (ii) USI does not complete any “permitted acquisitions” prior to the closing of the Business Combination, (iii) USI indebtedness and transaction expenses, taken together, exceed USI’s cash on hand at closing, and (iv) USI will use any excess cash on hand at closing, net of its unpaid transaction expenses, to repay USI’s existing credit facility indebtedness. The Stock Consideration will fluctuate if any of these assumptions proves inaccurate, as follows:

●	if there is a working capital adjustment at closing in USI’s favor, USI completes one or more permitted acquisitions prior to the closing of the Business Combination, or USI’s cash on hand at closing exceeds the sum of USI indebtedness and unpaid transaction expenses, the Total Cash Consideration will increase, and the aggregate Stock Consideration will increase by one share of the Company’s common stock for each $10.00 of such increase in Total Merger Consideration; and

●	if there is a working capital adjustment at closing in the Company’s favor or if USI’s indebtedness (other than USI’s existing credit facility indebtedness) is greater than the Company estimates, the Total Merger Consideration will decrease, and the aggregate Stock Consideration will decrease by one share of the Company’s common stock for each $10.00 of such decrease in Total Merger Consideration.

●	If there are no redemptions, USI’s existing stockholders will not receive any shares of the Company’s common stock, the Stock Consideration will be zero and USI’s existing stockholders will receive the excess cash received from the Trilantic Investment (as defined herein) up to the amount of the Total Merger Consideration, subject to the same assumptions set forth in the immediately preceding bullet point.

The Trilantic Investment

In connection with the Business Combination, the Company intends to enter into a subscription and share sale agreement (the “Subscription Agreement”) with the Sponsor, Daniel Hennessy, Kevin Charlton and funds affiliated with Trilantic Capital Management L.P., a private equity firm focused on control and significant minority investments in North America (together with its sponsored funds, “Trilantic North America”), pursuant to which, subject to Trilantic North America’s execution and delivery of the Subscription Agreement in the form currently being negotiated, Trilantic North America will agree to purchase, subject to the terms and conditions therein, a minimum of $125 million of shares of Hennessy Capital common stock (the “PIPE Investment”) and up to an additional $75 million of shares of Hennessy Capital common stock (in whole or in part) to the extent necessary for the Company to satisfy the $279.599 million Minimum Cash Condition under the Merger Agreement (the “Backstop Investment” and, together with the PIPE Investment, the Trilantic Option (as defined herein) and the Sponsor Transfer (as defined herein), the “Trilantic Investment”). The term “Trilantic Investment” shall also include additional shares, if any, the Company issues to Trilantic North America to satisfy the Company’s obligation under the Subscription Agreement to ensure that Trilantic North America has a majority of the total voting power of the Company upon consummation of the Business Combination. The Subscription Agreement will provide that Trilantic North America will purchase such shares from the Company in a private placement to be consummated immediately prior to the closing of the Business Combination. In addition, as part of the Trilantic Investment, the Sponsor will agree to transfer (the “Sponsor Transfer”) to Trilantic North America, pursuant to the anticipated form of Subscription Agreement and upon the closing of the Business Combination, approximately 2.49 million founder shares and approximately 0.89 million Warrant Exchange Shares (as defined herein). To the extent the Backstop Investment is utilized, a proportionate number of additional founder shares and Warrant Exchange Shares (in equal parts) would also be transferred to Trilantic North America pro rata based on the number of shares of Hennessy Capital common stock purchased by Trilantic North America pursuant to the Backstop Investment, resulting in the potential transfer of up to 30% of the outstanding founder shares and Warrant Exchange Shares (which, for illustrative purposes, will equal 2,029,254 total founder shares and Warrant Exchange Shares in the event the full 7,500,000 shares of Hennessy Capital common stock are purchased by Trilantic North America pursuant to the Backstop Investment). The net proceeds from the Trilantic Investment will be used to finance a portion of the cash merger consideration to be paid to USI’s stockholders in the Business Combination. As of the date hereof, the agreement in principle (and the anticipated Subscription Agreement) with Trilantic North America are non-binding and subject to completion of confirmatory due diligence by Trilantic North America.

The Cash Consideration will be funded through a combination of (i) cash held in the Trust Account after the Redemption Offer (as defined below), (ii) the amount raised (expected to be $100.0 million) pursuant to the new $100.0 million senior secured term loan credit facility which the Company expects to enter into at the closing of the Business Combination with GSO Capital Partners LP (the “Debt Financing”), and (iii) the net proceeds received from the Trilantic Investment (described above) in an amount of up to $200.0 million ($75 million of which is considered a backstop to fund an equal amount of potential redemptions) and any other issuance, sale and delivery of the Company’s equity securities pursuant to the Merger Agreement or as otherwise approved by USI Parent (the sum of clauses (i), (ii) and (iii) being referred to herein as the “Aggregate Cash Amount”). If the Aggregate Cash Amount (after payment of the Company’s transaction expenses, excluding the commitment and closing fees relating to the Debt Financing and the new $35.0 million senior secured asset-based revolving credit facility the Company expects to enter into at the closing of the Business Combination with Wells Fargo Bank, National Association (the “ABL Facility”) and USI’s expenses incurred in connection with the preparation of the Proxy Statement) is less than $279.599 million at closing of the Business Combination, USI may, at its option, elect to not consummate the Business Combination (the “Minimum Cash Condition”). Based on commitments received from the lenders for the anticipated Debt Financing and assuming the consummation of the Trilantic Investment, the Company expects the Minimum Cash Condition will be satisfied, even if redemptions are higher than expected.

Redemption Offer

Pursuant to the Company’s amended and restated certificate of incorporation and in accordance with the terms of the Merger Agreement, the Company will be providing its public stockholders with the opportunity to redeem their shares of Company common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (the “Redemption Offer”). The per share redemption price would have been approximately $10.00 at June 30, 2016.

Representations and Warranties and Covenants under the Merger Agreement

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

Conditions to Consummation of the Business Combination under the Merger Agreement

Consummation of the transactions contemplated by the Merger Agreement (the “Closing”) is subject to customary conditions of the respective parties, including the approval of the Merger Agreement and the Business Combination by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of the Redemption Offer in accordance with the Proxy Statement. Each redemption of public shares by the Company’s public stockholders will decrease the amount in the Company’s Trust Account, which holds approximately $199.8 million as of June 30, 2016 (approximately $0.2 million, $0.2 million and $0.1 million of which, respectively, was transferred to the Company in November 2015, May 2016 and on July 1, 2016, respectively, for taxes and working capital purposes). If the Aggregate Cash Amount (after payment of the Company’s transaction expenses, excluding the commitment and closing fees relating to the Debt Financing and the ABL Facility and USI’s expenses incurred in connection with the preparation of the Proxy Statement) is less than $279.599 million at closing of the Business Combination, USI may, at its option, elect to not consummate the Business Combination.

In addition, consummation of the transactions contemplated by the Merger Agreement is subject to other closing conditions, including, among others: (i)  the shares of the Company common stock to be issued as the Company stock consideration having been approved for listing on NASDAQ, subject to official notice of issuance, (ii) unless waived by USI, the approval of the proposal to elect three directors to serve as Class I directors on the Company’s board of directors until the 2019 annual meeting of stockholders and until their respective successors are duly elected and qualified, by stockholders holding a majority of the Company’s outstanding shares of common stock, (iii) Leo William Varner, Jr. and William Allen having been approved and duly elected or appointed to the board of directors of the Company, effective as of the closing of the Business Combination, and the Company having offered each of these members the opportunity to enter into an agreement for indemnification (in addition to the indemnification provided for in the Company’s organizational documents), effective as of the closing of the Business Combination, (iv) the Debt Financing having been funded pursuant to the debt commitment letters entered into with GSO Capital Partners LP and Wells Fargo Bank, National Association, (v) the expiration or termination of the regulatory waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other regulatory approvals, if any, (vi) tthe accuracy of the representations and warranties of the Company and USI Parent (subject in certain cases to certain materiality, knowledge and other qualifications) and the performance by the Company and USI Parent in all material respects of their covenants and agreements required to be performed under the Merger Agreement, and (vii) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the closing of the Redemption Offer.

In addition, as discussed above, if the Minimum Cash Condition is not satisfied at closing of the Business Combination, USI may, at its option, elect to not consummate the Business Combination.

Termination of the Merger Agreement

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

Registration Rights with USI Parent Shareholders

Pursuant to the Merger Agreement, the Company has agreed to provide registration rights to the existing common stockholders of USI Parent in respect of the shares of the Company’s common stock to be received by such stockholders in the Business Combination. Pursuant to such agreements, such parties will hold registration rights that obligate the Company to register for resale under the Securities Act, among other shares, all or any portion of the shares of the Company’s common stock that they acquire in connection with the Business Combination. Following the closing of the Business Combination, the Company will register for resale under the Securities Act the shares of common stock issued in connection with the Business Combination and will use reasonable best efforts to cause such registration statement to become effective no later than 180 days after the closing of the Business Combination, subject to certain limitations and conditions set forth in the Merger Agreement. At any time when such registration statement is effective (or in connection with the initial filing of the registration statement), a majority-in-interest of the participating common stockholders (the “Demanding Holders”) may make one written demand (the “Demand Notice”) to the Company for an offering to be in the form of an underwritten offering if the aggregate gross proceeds of such underwritten offering (prior to any underwriting or brokerage discounts or commissions or expenses related to such underwritten offering) are expected to be at least $10,000,000, based on the most recent closing price of the Company common stock at the time the Demand Notice is delivered to the Company.

The Company will pay all registration fees under the Securities Act, all printing expenses and all fees and disbursements of the Company’s legal counsel, the Company’s independent registered public accounting firm and any other persons retained by the Company, and any other expenses incurred by the Company. Each participating common stockholder will pay any discounts, commissions and transfer taxes, if any, attributable to the sale of registrable stock and any other expenses (including the fees and expenses of any separate counsel and other advisors and agents, if any, to such participating common stockholder) incurred by it, other than in connection with a Demand Notice. In the case of a Demand Notice, the Company will also pay all underwriting or brokerage discounts or commissions in connection with the underwritten offering (in an amount not to exceed $3,000,000 in the aggregate). In addition, the Company will pay the reasonable fees and expenses of one legal counsel (which fees and expenses shall not exceed $35,000 in the aggregate (or $125,000 in the aggregate in the case of a Demand Notice) to represent the interests of the participating common stockholders or the Demanding Holders, as applicable.

Additional Information Regarding the Trilantic Investment

Under the anticipated form of Subscription Agreement, Trilantic North America will also have an option (the “Trilantic Option”) to purchase from the Company up to 1.5 million additional shares of the Company common stock (in whole or in part) within seven days after the consummation of the Business Combination at a purchase price of $10.00 per share, such that the total exercise price for the Trilantic Option (if fully exercised) is $15 million. The Company anticipates that the net proceeds from the Trilantic Option, if exercised, will used be for general corporate purposes, including the financing of potential acquisitions by USI. The Subscription Agreement with Trilantic North America will provide for the Company, Trilantic North America, the Company’s initial stockholders and certain investors in the Sponsor (such initial stockholders and certain investors in the Sponsor, the “Founders”) to enter into a stockholders’ agreement (the “Stockholders’ Agreement”) and an amended and restated registration rights agreement (the “Registration Rights Agreement”) upon the consummation of the Business Combination. The Stockholders’ Agreement will contain certain corporate governance rights and protections and information rights of Trilantic North America, including, among other provisions, (i) an agreement that Trilantic North America shall appoint a majority of the members of the Company’s board of directors following the Business Combination, (ii) the grant of a proxy and power of attorney by the Founders to Trilantic North America and a voting agreement for certain matters in respect of their respective shares, including founder shares and Warrant Exchange Shares to be distributed by the Sponsor to such individuals following the closing of the Business Combination, (iii) a two-year lock-up agreement by certain of the Founders, subject to certain exceptions, and (iv) an agreement by the Founders to provide Trilantic North America with a right of first refusal for sales by such persons of their respective Hennessy Capital equity securities, subject to certain time period and price determination provisions.

Conditions to Consummation of the Subscription Agreement

Pursuant to the terms of the anticipated Subscription Agreement, Trilantic North America will not have any obligation to consummate the Trilantic Investment if certain conditions have not been satisfied (or, if permitted by law, waived by Trilantic North America in writing) as of or immediately prior to the closing of the Business Combination, including (among other conditions) the following: (i) Trilantic North America will have a majority of the total voting power of the shares of Hennessy Capital common stock outstanding after the consummation of the Business Combination after giving effect to the Business Combination and the additional transactions contemplated thereby (other than any exercise of the Trilantic Option) through direct ownership and the grant of voting proxies by the Founders, (ii) the applicable waiting period, if any, with respect to the Trilantic Investment under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, will have expired or been terminated, (iii) the Stockholders’ Agreement will have been executed and delivered by the parties thereto, (iv) the Registration Rights Agreement will have been executed and delivered by the parties thereto, (v) each of Jon Mattson, Charles Fleischmann, Robert Mellor and E. Daniel James will have been duly appointed or elected, as applicable, as a member of the Board of Directors of the Company effective as of the closing of the Business Combination, (vi) the Sponsor Warrant Exchange will have been completed in accordance with its terms, (vii) the closing conditions set forth in Merger Agreement will have been satisfied or waived and (viii) there will not have been a Material Adverse Effect (as such term is defined in the Merger Agreement) since April 1, 2016.

Remedies under the Subscription Agreement

Prior to the termination of the Subscription Agreement, each party will be entitled to an injunction or injunctions, specific performance and other equitable relief to prevent the other party’s breaches of the Subscription Agreement and to enforce specifically the terms and provisions of Subscription Agreement (including the parties’ obligations to consummate the transactions contemplated by the Subscription Agreement if required to do so). The parties to the Subscription Agreement will not have any monetary liability for breach of the Subscription Agreement or otherwise in excess of $5,000,000 in the aggregate (provided that the other parties’ will be entitled at their option to specifically enforce the terms of the Subscription Agreement in lieu of monetary damages and can pursue both such remedies but cannot both specifically enforce and collect monetary damages).

Expenses of the Trilantic Investment

The parties to the Subscription Agreement will be obligated to pay all of their own expenses in connection with the Subscription Agreement and the transactions contemplated thereby, including the PIPE Investment, the Backstop Investment and the Trilantic Option. However, if the PIPE Investment is consummated, the Company will reimburse Trilantic North America’s reasonable and documented costs and expenses in connection therewith promptly following the closing of the Business Combination.

Registration Rights Agreement with Trilantic North America

The Subscription Agreement will provide for the Company, Trilantic North America and each of the Company’s initial stockholders to enter into the Registration Rights Agreement. Under the Registration Rights Agreement, Trilantic North America and the holders of the founder shares and Warrant Exchange Shares have registration rights to require a sale of any of the Company’s securities held by them. Trilantic North America will be entitled to an unlimited number of demands, so long as it holds 10% or more of the Company’s common stock and is entitled to one or more designees or nominees to the Board, and two demands thereafter. The initial stockholders will be entitled to make up to three demands, excluding short form registration demands, provided that the demand is made by holders representing at least a majority of the securities that may be registered, excluding securities held by Trilantic North America. Additionally, Trilantic North America and the initial stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There are no penalties associated with delays in registering the securities under the Registration Rights Agreement.

Sponsor Warrant Exchange

In connection with the Business Combination, on July 13, 2016, the Company entered into a Sponsor Warrant Exchange Letter Agreement with the Sponsor, which provides for the exchange on an 8.5 for one basis of the 15,080,756 outstanding warrants issued to the Sponsor in the private placement that occurred simultaneously with the consummation of the Company’s IPO for a purchase price of $0.50 per placement warrant for 1,774,206 newly issued shares of Hennessy Capital common stock (the “Warrant Exchange Shares”), to be issued by the Company in a private placement immediately prior to the consummation of the Business Combination (the “Sponsor Warrant Exchange”).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2016 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2016, the Company had outstanding warrants to purchase 17,520,332 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2016 and December 31, 2015, the Company has a deferred tax asset of approximately $175,000 and $90,000, respectively, related to net loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Changes in the ownership of a majority of the fair market value of the Company's common stock over certain periods of time would potentially delay, limit or eliminate the utilization of existing net operating loss carryforwards and credits.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Accordingly, at June 30, 2016 and December 31, 2015, 18,488,678 and 18,932,591, respectively, of the 19,959,908 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at June 30, 2016).

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Initial Business Combination, or earlier if, subsequent to the Company’s Initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”). See also Note 2.

Private Placement Warrants:

Upon the closing of the Public Offering on July 28, 2015 and August 4, 2015, the Sponsor paid the Company approximately $7,540,000 in a private placement for the purchase of the Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s Initial Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions. Prior to the consummation of the Business Combination, the Company intends to consummate the Sponsor Warrant Exchange. See also Note 2.

If the Company does not complete an Initial Business Combination, then the proceeds from the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights:

The Company’s initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Public Offering. The Company’s initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There are no penalties associated with delays in registering the securities under the registration rights agreement. Prior to the consummation of the Business Combination, the Company intends to consummate the Sponsor Warrant Exchange. See also Note 2.

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

Upon the closing of the Public Offering and the private placement, a total of $199,599,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. Treasuries. In May 2016 and November 2015, approximately $201,000 and $150,000, respectively, were withdrawn from the Trust Account for taxes and working capital purposes. Subsequent to June 30, 2016, on July 1, 2016, an additional approximately $72,000 was withdrawn from the Trust Account for taxes and working capital purposes.

Prior to April 14, 2016, the proceeds of the Trust Account were invested in U.S. government treasury bills yielding interest of approximately 0.2%. The Company classifies its U. S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Description	Carrying value at December 31, 2015	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$199,654,000	$20,000	$199,674,000

As of June 30, 2016, the U. S. government treasury bills held in the Trust Account had fully matured and the balance is invested in a money market account that invests solely in U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940 (Level 1).

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock:

On July 22, 2015, the Company amended and restated its certificate of incorporation to increase the number of its authorized shares of common stock from 29,000,000 shares to 45,000,000 shares. The Company will likely (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue in connection with its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with its Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. In July and August, 2015, a total of 19,959,908 shares of common stock were issued as part of the Units in the Public Offering (including Units issued in connection with the partial exercise of the underwriters’ over-allotment option) and in August 2015 41,273 Founder Shares were forfeited resulting in 24,949,885 shares of common stock issued and outstanding, including 18,488,678 and 18,932,591 shares, respectively, subject to redemption at June 30, 2016 and December 31, 2015.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with the Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. The Company estimates that its total transaction costs for the Business Combination will aggregate approximately $24.8 million (including the deferred underwriting compensation and original issue discount on the Debt Financing). In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. A substantial portion of these costs (including contingent or success fees and ongoing accrued transactions costs, but not the $7,185,000 deferred underwriting compensation or the original issue discount or deferred financing costs) will be charged to operations in the quarter that the Business Combination is consummated. Further, USI’s expenses for the Business Combination are estimated to aggregate approximately $10.2 million. If the PIPE Investment is consummated, the Company will reimburse Trilantic North America’s reasonable and documented costs and expenses in connection therewith promptly following the closing of the Business Combination. Trilantic North America’s expenses are currently estimated to be approximately $2.0 million.  See also Note 2 for further information regarding the Business Combination.

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

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may decrease prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities or incur other indebtedness to finance our Initial Business Combination, it could result in:

●	a decrease in the prevailing market prices for our common stock and/or warrants.

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security or other indebtedness is payable on demand;

●	our inability to obtain necessary additional financing if the debt security or other indebtedness contains covenants restricting our ability to obtain such financing while the debt security or other indebtedness is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at June 30, 2016, we had approximately $1,169,000 in cash. We have incurred and continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

On April 1, 2016, as amended on July 13, 2016, the Company entered into an Agreement and Plan of Merger (as it may be amended, the “Merger Agreement”) with USI Senior Holdings, Inc. (“USI Parent”), a wholly owned subsidiary of the Company, and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative (the “Stockholder Representative”). Pursuant to the Merger Agreement, the Company will acquire all of the outstanding capital stock of USI Parent through a merger of a wholly owned subsidiary of the Company with and into USI Parent, with USI Parent surviving such merger as a direct wholly owned subsidiary of the Company (the “Business Combination”). USI Parent, through its subsidiaries, conducts its business under the “United Subcontractors, Inc.” name. USI Parent and its consolidated subsidiaries are referred to hereafter collectively as “USI.”

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

Pursuant to the Merger Agreement, the aggregate merger consideration for the Business Combination is $348.5 million, subject to certain adjustments set forth in the Merger Agreement for USI’s cash, indebtedness, working capital and certain unpaid transaction expenses (other than USI’s expenses incurred in connection with the preparation of the Company’s definitive proxy statement relating to the Business Combination (the “Proxy Statement”) and meetings with the Company’s stockholders) and potential increase for certain “permitted acquisitions,” if any, consummated by USI prior to the closing of the Business Combination (the “Total Merger Consideration”). The Company will pay the Total Merger Consideration partially in cash (the “Cash Consideration”) and partially in newly issued shares of its common stock at a value of $10.00 per share (the “Stock Consideration”), as more fully described in Note 2 to the condensed financial statements and in the Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on April 7, 2016 and the Company’s definitive proxy statement filed with the SEC on June 10, 2016 (the “Definitive Proxy Statement”) and the Company’s supplement to the Definitive Proxy Statement filed with the SEC on July 13, 2016 (the “Proxy Supplement”). .

The Company also intends to enter into a subscription and share sale agreement (the “Subscription Agreement”) with Hennessy Capital Partners II, LLC, a Delaware limited liability company (the “Sponsor”), Daniel Hennessy, Kevin Charlton and funds affiliated with Trilantic Capital Management L.P., a private equity firm focused on control and significant minority investments in North America (together with its sponsored funds, “Trilantic North America”) (as further discussed in Note 2 to the condensed financial statements), pursuant to which, subject to Trilantic North America’s execution and delivery of the Subscription Agreement in the form currently being negotiated, Trilantic North America will agree to purchase, subject to the terms and conditions therein, a minimum of $125 million of shares of Hennessy Capital common stock (the “PIPE Investment”) and up to an additional $75 million of shares of Hennessy Capital common stock (in whole or in part) to the extent necessary for the Company to satisfy the $279.599 million Minimum Cash Condition (as defined herein) under the Merger Agreement (the “Backstop Investment”) and, together with the PIPE Investment, the Trilantic Option and the Sponsor Transfer (as defined herein), the “Trilantic Investment”). The Trilantic Investment shall also include additional shares, if any, we issue to Trilantic North America to satisfy our obligation under the Subscription Agreement to ensure that Trilantic North America has a majority of the total voting power of the Company upon consummation of the Business Combination. The Subscription Agreement will provide that Trilantic North America will purchase such shares from the Company in a private placement to be consummated immediately prior to the closing of the Business Combination. In addition, as part of the Trilantic Investment, the Sponsor will agree to transfer (the “Sponsor Transfer”) to Trilantic North America, pursuant to the anticipated form of Subscription Agreement and upon the closing of the Business Combination, approximately 2.49 million founder shares and approximately 0.89 million Warrant Exchange Shares (as defined herein). To the extent the Backstop Investment is utilized, a proportionate number of additional founder shares and Warrant Exchange Shares (in equal parts) would also be transferred to Trilantic North America pro rata based on the number of shares of Hennessy Capital common stock purchased by Trilantic North America pursuant to the Backstop Investment, resulting in the potential transfer of up to 30% of the outstanding founder shares and Warrant Exchange Shares (which, for illustrative purposes, will equal 2,029,254 total founder shares and Warrant Exchange Shares in the event the full 7,500,000 shares of Hennessy Capital common stock are purchased by Trilantic North America pursuant to the Backstop Investment). The net proceeds from the Trilantic Investment will be used to finance a portion of the cash merger consideration to be paid to USI’s stockholders in the Business Combination.

Under the anticipated form of Subscription Agreement, Trilantic North America will also have an option (the “Trilantic Option”) to purchase from the Company up to 1.5 million additional shares of Hennessy Capital common stock (in whole or in part) within seven days after the consummation of the Business Combination at a purchase price of $10.00 per share, such that the total exercise price for the Trilantic Option (if fully exercised) is $15 million. We anticipate that the net proceeds from the Trilantic Option, if exercised, will be for general corporate purposes, including the financing of potential acquisitions by USI. The Trilantic Investment is discussed further in the Proxy Supplement.

The Business Combination also contemplates various additional agreements including credit agreements governing new senior secured term loan and senior secured asset-based revolving credit facilities being entered into in connection with the Business Combination and a Voting and Support Agreement, among others, as described in the Form 8-K filed with the Securities and Exchange Commission on April 7, 2016 and the Proxy Statement and Proxy Supplement.

The Business Combination will be accounted for as an acquisition of USI (the accounting acquiree) by the Company (the accounting acquirer) since, immediately following completion of the transaction, the stockholders of the Company immediately prior to the Business Combination will have effective control of the post-combination company Accordingly, as discussed more fully in Note 2 to the accompanying condensed financial statements, the consolidated assets and liabilities of USI will need to be revalued to fair value at the acquisition date including the establishment of intangible assets acquired.

Results of Operations

For the period from April 29, 2015 (inception) through June 30, 2016 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until July 2015.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $10,500 per month, a charge of $10,000 per month from our Sponsor for administrative services since our Public Offering and $11,650 per month (or $8,300 per month after twelve months following the Public Offering) for the services of our Chief Financial Officer. Costs increased very significantly in the three and six months ended June 30, 2016 due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, negotiating and executing the Merger Agreement, the Merger Agreement Amendment, the debt and other financing commitment letters, the Subscription Agreement with Trilantic North America and preparing the Definitive Proxy Statement and the Proxy Supplement to seek stockholder approval for the Business Combination. Such costs approximated $1,825,000 and $ 4,200,000, for three and six months ended June 30, 2016, respectively, including approximately $3,730,000 of which has been included in accrued liabilities (approximately $3,640,000) and accounts payable (approximately $90,000). In addition to professional, due diligence and consulting fees and travel costs already incurred in connection with the Business Combination, significant additional costs are continuing and are still to be incurred. Among those costs still to be incurred are costs associated with a “fairness opinion” and certain financing costs as well as various success fee payments which will be incurred in the quarter that the Business Combination is consummated, which is currently expected to be the quarter ending September 30, 2016. In the six months ended June 30, 2016, approximately $65,000 of accrued franchise taxes were reversed as final calculations resulted in a lower tax than anticipated since the Company was not incorporated until April 2015.

Investment income of approximately $106,000 and $218,000 in the three and six months ended June 30, 2016, respectively, represents the interest income accrued on our investments in the Trust Account. Investments in the Trust Account consisted of U.S. treasury bills which matured on April 14, 2016. Upon maturity, the proceeds were invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940.

Liquidity and Capital Resources

In July and August 2015, we consummated the Public Offering of an aggregate of 19,959,908 units at a price of $10.00 per unit generating gross proceeds of approximately $199,599,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 15,080,756 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $7,540,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $201,746,000, net of the non-deferred portion of the underwriting commissions of $4,790,000 and offering costs and other expenses of approximately $593,000. $199,599,000 of the proceeds of the Public Offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At June 30, 2016, we had approximately $1,169,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our common stock (“Founder Shares”) for $25,000 by the “Sponsor, and a total of $237,500 loaned by the Sponsor against the issuance of an unsecured promissory note (the “Note”). These loans were non-interest bearing and were paid in full on July 28, 2015 in connection with the closing of the Public Offering.

The Company currently plans, and believes it has the resources assuming the availability of the credit facilities and the consummation of the Trilantic Investment and the other financing described herein, to consummate the Business Combination during the quarter ending September 30, 2016. Many of the parties working on the Business Combination are working with arrangements that involve success fees or payments due at the closing of the Business Combination. As such, if the Business Combination is not consummated or was terminated, the Company believes that it would have sufficient resources to fund its operations for the next twelve months.

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

Contractual obligations

At June 30, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC a total of $10,000 per month for office space, utilities and secretarial support. In addition, the Company is paying its Chief Financial Officer $11,650 per month during the first twelve months after the Public Offering and $8,300 per month thereafter and $150,000 in cash upon the successful completion of the Initial Business Combination for his services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with the Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. The Company estimates that its total transaction costs for the Business Combination will aggregate approximately $24.8 million (including the deferred underwriting compensation and original issue discount on the Debt Financing). A substantial portion of these costs, including contingent or success fees and ongoing accrued transaction costs (but not deferred underwriting compensation) will be charged to operations in the quarter that the Business Combination is consummated. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. Further, USI’s expenses for the Business Combination are estimated to aggregate approximately $10.2 million. If the PIPE Investment is consummated, the Company will reimburse Trilantic North America’s reasonable and documented costs and expenses in connection therewith promptly following the closing of the Business Combination. Trilantic North America’s expenses are currently estimated to be approximately $2.0 million.  See also Note 2 to the condensed financial statements for further information regarding the Business Combination and the Trilantic Investment.

Concurrently with the consummation of the Business Combination, we expect to enter into a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) under a credit agreement with an administrative agent acceptable to GSO Capital Partners LP and the Company. The Term Loan Facility will be guaranteed by the Company and all of its wholly owned domestic subsidiaries (other than United Subcontractors, Inc., which will be the borrower thereunder). Additionally, the size of the Term Loan Facility could increase by $25.0 million pursuant to an uncommitted incremental facility. Concurrently with the consummation of the Business Combination, we also expect to enter into a new $35.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) for working capital purposes, which will mature in 2021.  The availability of the Term Loan Facility and the ABL Facility is subject to certain conditions, which we may fail to meet. For a more detailed description of the Term Loan Facility and the ABL Facility as well as of the conditions to their availability, please see “Hennessy Capital Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Senior Secured Term Loan Facility,” “Hennessy Capital Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Senior Secured ABL Revolving Credit Facility” and “The Business Combination Proposal—Acquisition Financing” in the Definitive Proxy Statement and the Proxy Supplement.

Concurrently with the consummation of the Business Combination, we expect to complete the Trilantic Investment discussed further above, in Note 2 to the condensed financial statements and in the Proxy Supplement.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2016, the Company had outstanding warrants to purchase 17,520,332 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expenses of Offering”. Offering costs of approximately $12,568,000 consist of underwriters’ discounts of approximately $11,976,000 (including approximately $7,185,000 of which payment is deferred) and approximately $592,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in July and August 2015.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2016 and December 31, 2015, the Company had a deferred tax asset of approximately $175,000 and $90,000, respectively, related to net loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

At June 30, 2016 and December 31, 2015, 18,488,678 and 18,932,591, respectively of the 19,959,908 Public Shares were classified outside of permanent equity at redemption value of $10.00 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on April 29, 2015 for the purpose of effecting an Initial Business Combination. As of June 30, 2016, we had not commenced any operations or generated any revenues. All activity through June 30, 2016 relates to our formation and our Public Offering and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. Approximately $199,599,000 of the net proceeds of the Public Offering and the private placement in July and August 2015 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At June 30, 2016, there was approximately $199,671,000 in the Trust Account, approximately $72,000 of which was transferred to the Company for taxes and working capital purposes in July 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the Definitive Proxy Statement and the additional risk factors disclosed in the Proxy Supplement, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on February 22, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1†	Agreement and Plan of Merger, dated as of April 1, 2016, by and among USI Senior Holdings, Inc., Hennessy Capital Acquisition Corp. II, HCAC II, Inc. and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative. ^

2.2	Amendment to Agreement and Plan of Merger, dated as of July 13, 2016, by and among Hennessy Capital Acquisition Corp. II, HCAC II, Inc., USI Senior Holdings, Inc. and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative^^

10.1	Voting and Support Agreement, dated as of April 1, 2016, by and among USI Senior Holdings, Inc., Hennessy Capital Partners II LLC and the stockholders set forth on Schedule I thereto. ^

10.2	Amended and Restated Commitment Letter, dated as of April 7, 2016, by and between HCAC II, Inc. and Wells Fargo Bank, N.A. ^

10.3	Amended and Restated Commitment Letter, dated as of April 7, 2016, by and between HCAC II, Inc. and GSO Capital Partners, LP. ^

10.4	Sponsor Warrant Exchange Letter Agreement, dated as of July 13, 2016, between Hennessy Capital Acquisition Corp. II and Hennessy Capital Partners II LLC^^

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

† The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

^	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on April 7, 2016.
^^	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on July 13, 2016.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP. II

Dated: July 19, 2016	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy
Title: Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: July 19, 2016	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska
Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1†	Agreement and Plan of Merger, dated as of April 1, 2016, by and among USI Senior Holdings, Inc., Hennessy Capital Acquisition Corp. II, HCAC II, Inc. and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative. ^

2.2	Amendment to Agreement and Plan of Merger, dated as of July 13, 2016, by and among Hennessy Capital Acquisition Corp. II, HCAC II, Inc., USI Senior Holdings, Inc. and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative^^

10.1	Voting and Support Agreement, dated as of April 1, 2016, by and among USI Senior Holdings, Inc., Hennessy Capital Partners II LLC and the stockholders set forth on Schedule I thereto. ^

10.2	Amended and Restated Commitment Letter, dated as of April 7, 2016, by and between HCAC II, Inc. and Wells Fargo Bank, N.A. ^

10.3	Amended and Restated Commitment Letter, dated as of April 7, 2016, by and between HCAC II, Inc. and GSO Capital Partners, LP. ^

10.4	Sponsor Warrant Exchange Letter Agreement, dated as of July 13, 2016, between Hennessy Capital Acquisition Corp. II and Hennessy Capital Partners II LLC^^

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

^	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on April 7, 2016.
^^	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on July 13, 2016.

