Form 10-Q
period 2016-09-30
Hennessy Capital Acquisition Corp II
filed 2016-11-01
CIK 1642453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 27, 2016, there were 24,949,885 shares of the Company’s common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. II

Table of Contents

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2016 (unaudited), for the three months ended September 30, 2015 (unaudited) and for the period from April 29, 2015 (inception) to September 30, 2015 (unaudited)	2

	Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2016 (unaudited)	3

	Condensed Statement of Cash Flows for the nine months ended September 30, 2016 (unaudited) and for the period from April 29, 2015 (inception) to September 30, 2015 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets –
Cash	$818,000	$2,004,000
Prepaid expenses	34,000	50,000
Total current assets	852,000	2,054,000

Non-current assets –
Cash and investments held in Trust Account	199,676,000	199,654,000

Total assets	$200,528,000	$201,708,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,000	$44,000
Accrued liabilities	6,098,000	28,000
Accrued franchise taxes	59,000	125,000
Total current liabilities	6,215,000	197,000

Other liabilities –
Deferred underwriting compensation	7,185,000	7,185,000
Total liabilities	13,400,000	7,382,000

Common stock subject to possible redemption; 18,212,751 and 18,932,591 shares, respectively, at September 30, 2016 and December 31, 2015 (at redemption value of approximately $10.00 per share)	182,128,000	189,326,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, none issued or outstanding	-	-
Common stock, $0.0001 par value, 45,000,000 authorized shares, 6,737,134 and 6,017,294 shares, respectively, issued and outstanding (excluding 18,212,751 and 18,932,591 shares, respectively, subject to possible redemption) at September 30, 2016 and December 31, 2015	1,000	1,000
Additional paid-in-capital	12,467,000	5,269,000
Accumulated deficit	(7,468,000)	(270,000)
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$200,528,000	$201,708,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the period from April 29, 2015 (inception) to September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-
General and administrative expenses	2,858,000	198,000	7,515,000	198.000
Loss from operations	(2,858,000)	(198,000)	(7,515,000)	(198,000)
Other income – Interest income on Trust Account	99,000	134,000	317,000	134,000
Net loss	$(2,759,000)	$(64,000)	$(7,198,000)	$(64,000)
Weighted average common shares outstanding:
Basic and diluted	6,603,000	5,713,000	6,371,000	5,436,000
Net loss per common share:
Basic and diluted	$(0.42)	$(0.01)	$(1.13)	$(0.01)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2016

(unaudited)

			Additional	Accumulated
	Common Stock		Paid-in	Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	6,017,294	$1,000	$5,269,000	$(270,000)	$5,000,000

Change in proceeds subject to possible redemption	719,840	-	7,198,000	-	7,198,000

Net loss	-	-	-	(7,198,000)	(7,198,000)
Balance, September 30, 2016 (unaudited)	6,737,134	$1,000	$12,467,000	$(7,468,000)	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2016	For the period from April 29, 2015 (inception) to September 30, 2015
	(unaudited)	(unaudited)

Cash flow from operating activities:
Net loss	$(7,198,000)	$(64,000)
Adjustments to reconcile net loss to net cash used in operations:
Decrease (Increase) in prepaid expenses	16,000	(71,000)
Increase in accounts payable, accrued liabilities and accrued franchise taxes	6,018,000	106,000
Increase in Trust income retained in Trust Account	(22,000)	(134,000)
Net cash used in operating activities	(1,186,000)	(163,000)

Cash flows from investing activities: Cash deposited in Trust Account	-	(199,599,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from note payable and advances – related party	-	238,000
Proceeds from sale of Public Offering Units	-	199,599,000
Proceeds from sale of Private Placement Warrants	-	7,540,000
Payment of underwriting discounts	-	(4,790,000)
Payment of offering costs	-	(593,000)
Payment of notes payable and advances – related party	-	(238,000)
Net cash provided by financing activities	-	201,781,000

Net increase (decrease) in cash	(1,186,000)	2,019,000
Cash at beginning of period	2,004,000	-
Cash at end of period	$818,000	$2,019,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission	$-	$7,185,000

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

At September 30, 2016, the Company had not commenced any operations. All activity for the period from April 29, 2015 (inception) through September 30, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. The Company has not and will not generate any operating revenues until after completion of a suitable Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of investment income on cash and investments from the proceeds of the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 22, 2015. The Company intends to finance an Initial Business Combination with proceeds from the approximately $199,599,000 of the gross proceeds from the Public Offering (including approximately $24,599,000 from the underwriters’ partial exercise of their over-allotment option - Note 3) and approximately $7,540,000 of gross proceeds (including approximately $590,000 resulting from the underwriters’ partial exercise of their over-allotment option) from the private placement (Notes 3 and 4). Upon the closing of the Public Offering and the private placement, approximately $199,599,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. As a result of the underwriters’ exercising less than the full over-allotment option, the Sponsor forfeited 41,273 shares of its common stock as described in Notes 3, 4 and 6.

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

The Company will only have 24 months from the closing date of the Public Offering to complete its Initial Business Combination. See Liquidation and Going Concern below.

Liquidation and Going Concern

The Company will only have 24 months from the closing date of the Public Offering (until July 28, 2017) to complete its Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering (by July 28, 2017), the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released to the Company for working capital (and less up to $50,000 of interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and each of the Company’s officers and directors and an advisor, each of whom holds Founder Shares (collectively, the “initial stockholders”), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial stockholders or any of their affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 28, 2017.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At September 30, 2016, the Company had current liabilities of approximately $6,215,000 and negative working capital of approximately $5,363,000 largely due to amounts owed to professionals, consultants, advisors and others for their services, and to USI (as defined below) for reimbursement of certain expenses, in connection with the Company’s previously proposed merger with USI (see Note 8). Funds in the Trust Account are not generally available for this purpose absent an Initial Business Combination. The majority of the Company’s current liabilities are due to parties who have agreed to waive any claims against the Trust Account. The Company believes that such professionals, consultants, advisors and others will continue assisting the Company with completing a different Initial Business Combination and defer a substantial amount of their fees until such completion on a contingency basis. Further, the Company continues to generate interest income that is available to pay taxes and for working capital purposes. As such, the Company believes that it has sufficient working capital at September 30, 2016 to fund its operations through July 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2016 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2016, the Company had outstanding warrants to purchase 17,520,332 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Public Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering". Public Offering costs of approximately $12,568,000 consist of underwriters’ discounts of approximately $11,976,000 (including approximately $7,185,000 of which payment is deferred) and approximately $592,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in July and August 2015.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2016 and December 31, 2015, the Company has a deferred tax asset of approximately $210,000 and $90,000, respectively, related to net loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Changes in the ownership of a majority of the fair market value of the Company's common stock over certain periods of time would potentially delay, limit or eliminate the utilization of existing net operating loss carryforwards and credits.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Accordingly, at September 30, 2016 and December 31, 2015, 18,212,751 and 18,932,591, respectively, of the 19,959,908 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at September 30, 2016).

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares:

In April 2015, the Sponsor purchased 5,031,250 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.005 per share. In May 2015, the Sponsor transferred 440,000 shares to the Company’s officers, director nominees and an advisor. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Public Offering. On August 4, 2015, the Sponsor forfeited 41,273 of its Founder Shares.

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

Upon the closing of the Public Offering and the private placement, a total of $199,599,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. In July 2016, May 2016 and November 2015, the Company withdrew approximately $72,000, $201,000 and $150,000, respectively, from the Trust Account for taxes and working capital purposes. Subsequent to September 30, 2016, on October 10, 2016, an additional approximately $84,000 was withdrawn from the Trust Account for taxes and working capital purposes.

Prior to April 14, 2016, the proceeds of the Trust Account were invested in U.S. government treasury bills yielding interest of approximately 0.2%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320, excluding accrued interest income and gross unrealized holding gains. Since all of the Company’s permitted investments at December 31, 2015 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at December 31, 2015	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$199,654,000	$20,000	$199,674,000

As of September 30, 2016, the U.S. government treasury bills held in the Trust Account had fully matured and the balance is invested in a money market account that invests solely in U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940 (Level 1). Subsequent to September 30, 2016, on October 7, 2016, the Company purchased approximately $199,599,000 principal amount of U.S. government treasury bills due March 2, 2017 which yield interest of approximately 0.4% per annum.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock:

On July 22, 2015, the Company amended and restated its certificate of incorporation to increase the number of its authorized shares of common stock from 29,000,000 shares to 45,000,000 shares. The Company will likely (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue in connection with its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with its Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. In July and August, 2015, a total of 19,959,908 shares of common stock were issued as part of the Units in the Public Offering (including Units issued in connection with the partial exercise of the underwriters’ over-allotment option) and in August 2015 41,273 Founder Shares were forfeited resulting in 24,949,885 shares of common stock issued and outstanding, including 18,212,751 and 18,932,591 shares, respectively, subject to redemption at September 30, 2016 and December 31, 2015.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with its Initial Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. A substantial portion of these costs (including contingent or success fees and ongoing accrued transactions costs, but not the $7,185,000 of deferred underwriting compensation) will be charged to operations in the quarter that an Initial Business Combination is consummated.

NOTE 8 – TERMINATION OF PROPOSED BUSINESS COMBINATION WITH USI

On April 1, 2016, the Company entered into an Agreement and Plan of Merger (as amended on July 13, 2016 and August 17, 2016, and as so amended, the “Merger Agreement”) with USI Senior Holdings, Inc. (“USI”), a wholly owned subsidiary of the Company, and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative. Pursuant to the Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of USI through a merger of a wholly owned subsidiary of the Company with and into USI, with USI surviving such merger as a direct wholly owned subsidiary of the Company.

Subsequent to September 30, 2016, on October 4, 2016, the Company and USI mutually agreed to terminate the Merger Agreement, effective as of October 4, 2016. The Merger Agreement provided that the Company will reimburse USI for certain expenses incurred by USI in connection with the proposed transaction, which are included in accrued liabilities at September 30, 2016.

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

As indicated in the accompanying financial statements, at September 30, 2016, we had approximately $818,000 in cash. We have incurred and continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

On April 1, 2016, the Company entered into an Agreement and Plan of Merger (as amended on July 13, 2016 and August 17, 2016, and as so amended, the “Merger Agreement”) with USI Senior Holdings, Inc. (“USI”), a wholly owned subsidiary of the Company, and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative. Pursuant to the Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of USI through a merger of a wholly owned subsidiary of the Company with and into USI, with USI surviving such merger as a direct wholly owned subsidiary of the Company.

Subsequent to September 30, 2016, on October 4, 2016, the Company and USI mutually agreed to terminate the Merger Agreement, effective as of October 4, 2016. The Merger Agreement provided that the Company will reimburse USI for certain expenses incurred by USI in connection with the proposed transaction, which costs are included in accrued liabilities at September 30, 2016.

Results of Operations

For the period from April 29, 2015 (inception) through September 30, 2016 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until July 2015.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $10,500 per month, a charge of $10,000 per month from our Sponsor for administrative services since our Public Offering and $11,650 per month (or $8,300 per month after twelve months following the Public Offering) for the services of our Chief Financial Officer. Costs increased very significantly in the three and nine months ended September 30, 2016 due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, negotiating and executing the Merger Agreement with USI and related agreements in connection with the previously proposed merger with USI. Such costs approximated $2,650,000 and $ 6,850,000, for three and nine months ended September 30, 2016, respectively, including approximately $4,475,000 of which has been included in accrued liabilities (approximately $4,450,000) and accounts payable (approximately $25,000). Significant new additional professional, due diligence and consulting fees and travel costs will be required in connection with any new Initial Business Combination opportunity. In the nine months ended September 30, 2016, approximately $65,000 of accrued franchise taxes were reversed as final calculations resulted in a lower tax than anticipated since the Company was not incorporated until April 2015.

Investment income of approximately $99,000 and $317,000 in the three and nine months ended September 30, 2016, respectively, represents the interest income accrued on our investments in the Trust Account. Investments in the Trust Account consisted of U.S. government treasury bills which matured on April 14, 2016. Upon maturity, the proceeds were invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. Subsequent to September 30, 2016, on October 7, 2016, the Company purchased approximately $199,599,000 principal amount of U.S. government treasury bills due March 2, 2017 yielding approximately 0.4%. The Company expects interest income to increase during the period from October 7, 2016 to March 2, 2017 as the yield on the October 7, 2016 U. S. government treasury bill is higher than the approximately 0.2% yield experienced on investments for the nine months ended September 30, 2016.

Liquidity and Capital Resources

In July and August 2015, we consummated the Public Offering of an aggregate of 19,959,908 Units at a price of $10.00 per unit generating gross proceeds of approximately $199,599,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 15,080,756 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $7,540,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $201,746,000, net of the non-deferred portion of the underwriting commissions of $4,790,000 and offering costs and other expenses of approximately $593,000. $199,599,000 of the proceeds of the Public Offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At September 30, 2016, we had approximately $818,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

At September 30, 2016, the Company had current liabilities of approximately $6,215,000 and negative working capital of approximately $5,363,000 largely due to amounts owed to professionals, consultants, advisors and others for their services, and to USI for reimbursement of certain of its expenses, in connection with the Company’s previously proposed merger with USI, which was terminated (see Note 8). Funds in the Trust Account are not generally available for this purpose absent an Initial Business Combination. The majority of the Company’s current liabilities are due to parties who have agreed to waive any claims against the Trust Account. The Company believes that such professionals, consultants, advisors and others will continue assisting the Company with completing a different Initial Business Combination and defer a substantial amount of their fees until such completion on a contingency basis. Further, the Company continues to generate interest income that is available to pay taxes and for working capital purposes. As such, the Company believes that it has sufficient working capital at September 30, 2016 to fund its operations through July 2017.

The Company will only have 24 months from the closing date of the Public Offering (until July 28, 2017) to complete its Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering (by July 28, 2017), the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released to the Company for working capital (and less up to $50,000 of interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and each of the Company’s officers and directors and an advisor, each of whom holds Founder Shares (collectively the “initial stockholders”), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial stockholders or any of their affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 28, 2017.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

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

Contractual obligations

At September 30, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC a total of $10,000 per month for office space, utilities and secretarial support. In addition, the Company is paying its Chief Financial Officer $11,650 per month during the first twelve months after the Public Offering and $8,300 per month thereafter and $150,000 in cash upon the successful completion of the Initial Business Combination for his services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an Initial Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. A substantial portion of these costs, including contingent or success fees and ongoing accrued transaction costs (but not deferred underwriting compensation) will be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2016, the Company had outstanding warrants to purchase 17,520,332 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets.

Public Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expenses of Offering”. Public Offering costs of approximately $12,568,000 consist of underwriters’ discounts of approximately $11,976,000 (including approximately $7,185,000 of which payment is deferred) and approximately $592,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in July and August 2015.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2016 and December 31, 2015, the Company had a deferred tax asset of approximately $210,000 and $90,000, respectively, related to net loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

At September 30, 2016 and December 31, 2015, 18,212,751 and 18,932,591, respectively, of the 19,959,908 Public Shares were classified outside of permanent equity at redemption value of $10.00 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on April 29, 2015 for the purpose of effecting an Initial Business Combination. As of September 30, 2016, we had not commenced any operations or generated any revenues. All activity through September 30, 2016 relates to our formation and our Public Offering and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. Approximately $199,599,000 of the net proceeds of the Public Offering and the private placement in July and August 2015 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At September 30, 2016, there was approximately $199,676,000 in the Trust Account, approximately $84,000 of which was transferred to the Company for taxes and working capital purposes in October 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on February 22, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

HENNESSY CAPITAL ACQUISITION CORP. II

Dated: November 1, 2016	By:	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2016	By:	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

