Form 10-K
period 2016-12-31
Hennessy Capital Acquisition Corp II
filed 2017-02-24
CIK 1642453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2016, as reported on the NASDAQ Capital Market, was $195,411,098.

As of February 24, 2017, there were 24,949,885 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Daseke Inc. or any other initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

On December 22, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Daseke, Inc. (“Daseke”), HCAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Don R. Daseke, solely in his capacity as the Stockholder Representative thereunder. Daseke is a leading provider of transportation and logistics solutions focused exclusively on open deck freight in North America. Daseke believes it is the largest owner of open deck equipment and the second largest provider of flatbed, open deck transportation and logistics solutions by revenue in North America. The Merger Agreement provides for our acquisition of all of the outstanding shares of capital stock of Daseke through the merger of Merger Sub with and into Daseke with Daseke surviving such merger as a direct wholly-owned subsidiary of the Company (the “Business Combination”). Following the closing of the Business Combination, Daseke will become a wholly-owned subsidiary of the Company.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Business Combination by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of a redemption offer whereby the Company will be providing its public stockholders with the opportunity to redeem their shares of Company common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s trust account.

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on December 22, 2016. For additional information regarding Daseke, the Merger Agreement and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on February 6, 2017.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

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

Hennessy Capital LLC is the managing member of our sponsor and was founded by Daniel J. Hennessy, our Chairman and Chief Executive Officer in 2013. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy 1, which merged with School Bus Holdings Inc., or SBH, in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and since February 2015, has served as its Vice Chairman. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he co-founded. Mr. Hennessy has served as Chairman of the Board or director of various CHS portfolio companies that manufacture and/or distribute a broad array of products or provide services for the industrial, infrastructure, energy and packaging sectors including:

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

Financial Position

With funds available for a business combination currently in the amount of $193,189,000 (including amounts held outside the trust account at December 31, 2016 and assuming no redemptions and after payment of $7,185,000 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Specifically, from 1988 to 2016, our Chairman and Chief Executive Officer has served as a Partner at CHS Capital, a middle-market private equity investment firm he co-founded in 1988. Over a 25-year period, CHS invested $2.8 billion in 395 operating companies with aggregate revenues of approximately $15 billion. From September 2013 to February 2015, our Chairman and Chief Executive Officer, as well as certain of our directors and officers served as directors of Hennessy 1, formerly a blank check company, which is now Blue Bird Corporation (NASDAQ: BLBD). We expect that the management team’s network of existing contacts and relationships will be able to deliver a flow of potential platform and add-on acquisition opportunities which are proprietary or where a limited group of established, credentialed buyers have been invited to participate in the sale process. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions. Our executive officers were able to review more than one hundred potential targets for Hennessy 1 between February 2014 (a month following Hennessy 1’s initial public offering) and June 2014 (when Hennessy 1 decided to focus its efforts on a business combination with SBH).

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $591,000 of proceeds held outside the trust account as of December 31, 2016, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes and not released to us to fund working capital expenses, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that Mr. Hennessy will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Hennessy will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $591,000 of proceeds held outside the trust account as of December 31, 2016 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Corporate Information

Our executive offices are located at 700 Louisiana Street, Suite 900, Houston, Texas 7702 and our telephone number at that location is (713) 300-8242.

Item 1A.	Risk Factors

RISK FACTORS

You should carefully consider all of the following risk factors and all the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to Daseke, see the Definitive Proxy Statement on Schedule 14A filed by the Company on February 6, 2017.

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

Of the net proceeds of our initial public offering, only approximately $591,000 as of December 31, 2016 are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and auditors) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 28, 2017 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation or distribution.

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

The net proceeds from our initial public offering and the private placement of warrants have provided us with approximately $199,599,000 (excluding $591,000 held outside the trust as of December 31, 2016) that we may use to complete our initial business combination and pay deferred underwriting commissions being held in the trust account.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the NASDAQ Capital Market for the fiscal year ended December 31, 2015 and the period from July 23, 2015 through December 31, 2015.

Year ended December 31, 2016	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
Quarter Ended
March 31, 2016	$9.52	$9.83	$9.67	$9.85	$0.13	$0.20
June 30, 2016	$9.44	$9.90	$9.26	$10.85	$0.15	$0.67
September 30, 2016	$9.50	$9.93	$9.92	$10.55	$0.25	$0.65
December 31, 2016	$10.01	$11.20	$9.67	$10.11	$0.18	$0.91

Year Ended December 31, 2015	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
July 23, 2015 through September 30, 2015	$9.86	$10.02	$-	$-	$0.24	$0.27
October 1, 2015 through December 31, 2015	$9.58	$9.99	$9.52	$9.70	$0.14	$0.30

No shares of our common stock traded during the period ended September 30, 2015.

On February 22, 2017 our common stock had a closing price of $9.99, our warrants had a closing price of $0.969 and our units had a closing price of $10.55.

(b) Holders

On February 22, 2017, there was one holder of record of our units, nine holders of record of our common stock and two holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the fiscal year ended December 31, 2016 and for the period from April 29, 2015 to December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

Balance Sheet Data:	December 31, 2016	December 31, 2015
Cash	$591,000	$2,004,000
Cash and Investments held in Trust Account	199,783,000	199,654,000
Total Assets	200,418,000	201,708,000
Common stock subject to possible redemption (at redemption value)	$179,843,000	$189,326,000
Total stockholders' equity

	Year ended December 31, 2016	April 29, 2015 to December 31, 2015
Cash Flow Data:
Net cash used in operating activities	$(1,413,000)	$(178,000)
Net cash used in investing activities	-	(199,599,000)
Net cash provided by financing activities	-	201,781,000

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$9,991,000	$475,000
Loss from operations	(9,991,000)	(475,000)
Other Income:
Interest income	508,000	205,000
Net loss attributable to common stockholders	$(9,483,000)	$(270,000)
Basic and diluted net loss per share attributable to common stockholders	($1.46)	($0.05)
Weighted average number of common shares outstanding, basic and diluted	6,490,000	5,652,000

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

Overview

We are a blank check company incorporated on April 29, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of the Company’s initial public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in an Initial Business Combination:

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

As indicated in the accompanying financial statements, at December 31, 2016, we had approximately $591,000 in cash. We have incurred and continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Agreement for Business Combination

Pursuant to the Agreement and Plan of Merger, dated as of December 22, 2016, as it may be amended (the “Merger Agreement”), by and among the Company, a subsidiary of the Company (the “Merger Sub”), Daseke, Inc. and Don R. Daseke, solely in his capacity as the Stockholder Representative, and the transactions contemplated thereby, the Company will consummate the acquisition of all of the outstanding capital stock of Daseke, Inc. through a merger of a wholly owned subsidiary of the Company with and into Daseke, Inc., with Daseke, Inc. surviving such merger as a direct wholly owned subsidiary of the Company. Daseke, Inc. and its consolidated subsidiaries are hereafter collectively referred to as “Daseke,” and such merger and the other transactions contemplated by the Merger Agreement are hereafter collectively referred to as the “Business Combination.”

Daseke is a leading provider of transportation and logistics solutions focused exclusively on open deck freight in North America. Daseke believes it is the largest owner of open deck equipment and the second largest provider of flatbed, open deck transportation and logistics solutions by revenue in North America. Daseke, Inc.’s principal executive office is in Addison, Texas.

Pursuant to the Merger Agreement, the aggregate merger consideration payable upon the closing of the Business Combination (the “Closing Merger Consideration”) is comprised of an aggregate number of newly issued shares of the Company’s common stock equal to the sum of (i) (a) $626 million, plus (b) the positive amount of Daseke cash, minus (c) the aggregate amount of Daseke’s indebtedness, unpaid income taxes, certain transaction fees and expenses and the required repurchase of shares held by certain Daseke stockholders, in each case as of the end of the day immediately preceding the closing date, divided by (d) $10.00, plus (ii) the number of shares forfeited by Hennessy Capital Partners II LLC (our “Sponsor”) in the Sponsor Share Forfeiture (as defined and further discussed below). Pursuant to an agreement with certain Daseke shareholders, the Company is required to repurchase Daseke shares held by them immediately prior to closing for a mix of cash and stock consideration (and, in certain cases, for all cash consideration). All other Daseke stockholders will receive all-stock consideration upon closing of the Business Combination consisting of newly issued shares of the Company’s common stock (at a value of $10.00 per share) with an aggregate value equal to the Closing Merger Consideration.

In addition, the Merger Agreement contains an earn-out provision pursuant to which we may potentially issue up to 15 million additional shares of our common stock to Daseke stockholders for the achievement of specified share price thresholds and annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) targets for the fiscal years ending December 31, 2017, 2018 and 2019 (the “Earn-Out Consideration,” and together with the Closing Merger Consideration, the “Total Merger Consideration”).

The Business Combination also calls for additional agreements, including, among others, the Common Stock Backstop and Subscription Agreement, Preferred Stock Subscription Agreement, Voting and Support Agreement, Lock-Up Agreements, Registration Rights Agreement and Sponsor Share Forfeiture Agreement, as described elsewhere in the definitive proxy statement filed with the Securities and Exchange Commission on February 6, 2017.

The Business Combination will be accounted for as a “reverse merger” in accordance with accounting principles generally accepted in the U.S. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Daseke comprising ongoing operations of the combined company, Daseke’ s senior management comprising the senior management of the combined company, and Daseke stockholders having a majority of the voting power of the combined company. For accounting purposes, Daseke will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Daseke (i.e., a capital transaction involving the issuance of stock by the Company for the stock of Daseke). Accordingly, the consolidated assets, liabilities and results of operations of Daseke will become the historical financial statements of the combined company, and the Company’s assets, liabilities and results of operations will be consolidated with Daseke beginning on the acquisition date.

Termination of Proposed Business Combination with USI and Subsequent Event

Prior to the Business Combination, on April 1, 2016, the Company entered into an Agreement and Plan of Merger (as amended on July 13, 2016 and August 17, 2016, and as so amended, the “USI Merger Agreement”) with USI Senior Holdings, Inc. (“USI”), a wholly owned subsidiary of the Company, and North American Direct Investment Holdings, LLC, solely in its capacity as the Stockholder Representative. Pursuant to the USI Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of USI through a merger of a wholly owned subsidiary of the Company with and into USI, with USI surviving such merger as a direct wholly owned subsidiary of the Company.

On October 4, 2016, the Company and USI mutually agreed to terminate the USI Merger Agreement, effective as of October 4, 2016. The USI Merger Agreement provided that the Company reimburse USI for certain expenses incurred by USI aggregating approximately $1,528,000 in connection with the proposed transaction. Such expenses are included in accrued liabilities at December 31, 2016.

Subsequent to December 31, 2016, on January 5, 2017, the Company received a $5,000,000 fee in exchange for releasing a third party from a non-circumvention agreement with the Company relating to the proposed Initial Business Combination with USI. In connection with the receipt of this payment by the Company, the Company paid certain liabilities accrued in connection with the proposed Initial Business Combination with USI including the payment of approximately $1.5 million owed to USI. The fee was earned upon consummation of a transaction between the third party and USI in January 2017. As such, the Company recorded the receipt of this payment after December 31, 2016 in January 2017.

Results of Operations

For the period from April 29, 2015 (inception) through December 31, 2016 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until July 2015.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $10,500 per month, a charge of $10,000 per month from our Sponsor for administrative services since our Public Offering and $11,650 per month (or $8,300 per month after twelve months following the Public Offering) for the services of our Chief Financial Officer. Costs increased very significantly in the year ended December 31, 2016 due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, negotiating and executing the Merger Agreement and related agreements with Daseke, as well as in connection with the previously proposed merger with USI. Such costs approximated $9,100,000 for the year ended December 31, 2016 including approximately $6,200,000 of which has been included in accrued liabilities (approximately $5,950,000) and accounts payable (approximately $250,000). If the Business Combination does not close for any reason, significant new additional professional, due diligence and consulting fees and travel costs will be required in connection with any new Initial Business Combination.

Investment income of approximately $508,000 and $205,000 in the years ended December 31, 2016 and 2015, respectively, represents the interest income accrued on our investments in the trust account. Investments in the trust account consisted of U.S. government treasury bills at December 31, 2016 and 2015. At December 31, 2016, those U.S. government treasury bills are scheduled to mature on March 2, 2017. The U.S. government treasury bills held at December 31, 2015 matured on April 14, 2016. Upon maturity, the proceeds were invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. Interest income was greater in the year ended December 31, 2016 than in the period from April 29, 2015 (inception) to December 31, 2015 due to (i) the longer period in 2016 and (ii) higher rates (0.4% vs. 0.2%) on U.S. government treasury bills in 2016 than in 2015.

Liquidity and Capital Resources

In July and August 2015, we consummated the Public Offering of an aggregate of 19,959,908 units at a price of $10.00 per unit generating gross proceeds of approximately $199,599,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 15,080,756 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $7,540,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $201,746,000, net of the non-deferred portion of the underwriting commissions of $4,790,000 and offering costs and other expenses of approximately $593,000. $199,599,000 of the proceeds of the Public Offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At December 31, 2016, we had approximately $591,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our common stock (“Founder Shares”) for $25,000 by the Sponsor, and a total of $237,500 loaned by the Sponsor against the issuance of an unsecured promissory note (the “Note”). These loans were non-interest bearing and were paid in full on July 28, 2015 in connection with the closing of the Public Offering.

At December 31, 2016, the Company had current liabilities of approximately $8,389,000 and negative working capital of approximately $7,755,000 largely due to amounts owed to professionals, consultants, advisors and others for their services, and to USI for reimbursement of certain of its expenses, in connection with the Company’s previously proposed merger with USI, which was terminated in October 2016. Funds in the Trust Account are not generally available for payment of such liabilities absent the closing of an Initial Business Combination. The majority of the Company’s current liabilities are due to parties who have agreed to waive any claims against the Trust Account. As discussed further above, subsequent to December 31, 2016, in January 2017, the Company earned and received a $5,000,000 fee in exchange for releasing a party from a non-circumvention agreement with the Company. In connection with the receipt of this fee, the Company then paid $5,000,000 to settle approximately $6,600,000 of the liabilities described above. The Company believes that such professionals, consultants, advisors and others will continue assisting the Company with completing the Business Combination and defer a substantial amount of their fees until such completion. Further, the Company continues to generate interest income that is available to pay taxes and for working capital purposes. As such, the Company believes that it has sufficient working capital at December 31, 2016 to fund its operations through July 2017.

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

Contractual obligations

At December 31, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC a total of $10,000 per month for office space, utilities and secretarial support. In addition, the Company is paying its Chief Financial Officer $11,650 per month during the first twelve months after the Public Offering and $8,300 per month thereafter and $150,000 in cash upon the successful completion of the Initial Business Combination for his services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2016, the Company had outstanding warrants to purchase 17,520,332 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets.

Public Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expenses of Offering”. Public Offering costs of approximately $12,568,000 consist of underwriters’ discounts of approximately $11,976,000 (including approximately $7,185,000 of which payment is deferred) and approximately $592,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in July and August 2015.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2016 and December 31, 2015, the Company had deferred tax assets of approximately $180,000 and $90,000, respectively, related to net loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Changes in the ownership of a majority of the fair market value of the Company's common stock over certain periods of time would potentially delay, limit or eliminate the utilization of existing net operating loss carryforwards and credits.

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

At December 31, 2016 and December 31, 2015, 17,984,292 and 18,932,591, respectively, of the 19,959,908 public shares were classified outside of permanent equity at a redemption value of $10.00 per share.

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

Reference is made to Pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2016 and for the period from April 29, 2015 (date of inception) to December 31, 2015.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year Ended December 31, 2016

Operating Expenses:
General and Administrative Expenses	$2,528,000	$2,129,000	$2,858,000		$2,476,000	$9,991,000
Loss from operations	(2,528,000)	(2,129,000)	(2,858,000)		(2,476,000)	(9,991,000)
Other Income:
Interest income	112,000	106,000	99,000		191,000	508,000
Net Income (Loss)	$(2,416,000)	$(2,023,000)	$(2,759,000)		$2,285,000	$9,483,000)
Income (Loss) per common share:
Basic and diluted	$(0.40)	$(0.32)	$(0.42)	$		$(1,46)
Weighted average shares outstanding:
Basic and diluted	6,110,000	6,395,000	6,603,000		6,836,000	6,490,000

Balance Sheet Data (at period end)
Cash	$1,594,000	$1,169,000	$818,000		$591,000	$591,000
Investments and cash held in trust	199,766,000	199,671,000	199,676,000		199,783,000	199,783,000
Total Assets	201,445,000	200,884,000	200,528,000		200,418,000	200,418,000
Deferred Underwriting Fee	7,185,000	7,185,000	7,185,000		7,185,000	7,185,000
Total Liabilities	9,535,000	10,997,000	13,400,000		15,575,000	15,575,000
Common stock subject to possible redemption	186,910,000	184,887,000	182,128,000		179,843,000	179,843,000
Equity	$5,000,000	$5,000,000	$5,000,000		$5,000,000	$5,000,000

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	April 29, 2015 (inception) to December 31, 2015

Operating Expenses:
General and Administrative Expenses	$-	$-	$198,000	$277,000	$475,000
Loss from operations	-	-	(198,000)	(277,000)	(475,000)
Other Income:
Interest income	-	-	134,000	71,000	205,000
Net Income (Loss)	$-	$-	$(64,000)	$(206,000)	$(270,000)
Income (Loss) per common share:
Basic and diluted	$-	$0.00	$(0.01)	$(0.03)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	-	5,031,250	5,713,000	6,017,000	5,652,000

Balance Sheet Data (at period end)
Cash	$-	$1,000	$2,019,000	$2,004,000	$2,004,000
Investments and cash held in trust	-	-	199,733,000	199,654,000	199,654,000
Total Assets	-	188,000	201,823,000	201,708,000	201,708,000
Deferred Underwriting Fee	-	-	7,185,000	7,185,000	7,185,000
Total Liabilities	-	163,000	7,291,000	7,382,000	7,382,000
Common stock subject to possible redemption	-	-	189,532,000	189,326,000	189,326,000
Equity	$-	$-	$5,000,000	$5,000,000	$5,000,000
51

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Daniel J. Hennessy	59	Chairman of the Board of Directors and Chief Executive Officer
Kevin Charlton	51	President, Chief Operating Officer and Director
Nicholas A. Petruska	30	Executive Vice President, Chief Financial Officer and Secretary
Bradley Bell	64	Director and Chairman of the Audit Committee
Richard Burns	63	Director
Peter Shea	65	Director and Chairman of the Compensation Committee
Thomas J. Sullivan	54	Director

Daniel J. Hennessy, our Chairman and Chief Executive Officer since May 2015, is also the Managing Partner of Hennessy Capital LLC, an alternative investment firm he established in 2013. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy 1, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and since February 2015, has served as its Vice Chairman. Mr. Hennessy serves as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle market private equity investment firm he co-founded in 1988. Over a 25 year period, CHS invested $2.8 billion in 395 operating companies with aggregate revenues of approximately $15 billion. Mr. Hennessy has served as Chairman of the Board and Director of CHS portfolio companies that manufacture and/or distribute a broad array of products, or provide services for, the industrial, infrastructure, energy and packaging sectors including Thermon Group Holdings (NYSE: THR), a designer and manufacturer of heat tracing systems focused on the external application of heat to pipes, tanks and instrumentation from April 2010 to May 2011, Dura-Line Holdings, a producer of high-density polyethylene conduit and pipes from January 2012 to September 2014, Penhall International, a provider of concrete cutting, breaking, excavation and highway grinding services, from July 2006 to November 2010, GSE Environmental, a supplier of geosynthetic liners and products, from May 2004 to December 2011, WNA, a designer and manufacturer of upscale plastic disposable tableware products, from 2002 to 2007 and Kranson Industries (n/k/a/ TricorBraun), a distributor of plastic and glass containers, from 1999 to 2004. In 2009, EDH Properties, LLC, a family real estate investment entity for which Mr. Hennessy was the managing member, filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. A plan of reorganization was confirmed by the court in 2010 and the lender received payment in full. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is well qualified to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy 1.

Kevin M. Charlton, our President and Chief Operating Officer since May 2015 and one of our directors since our initial public offering, is also is the Managing Partner of River Hollow Partners, a private equity firm he founded in July 2013 to focus on the lower mid-market. From October 2013 to February 2015, Mr. Charlton served as President, Chief Operating Officer and a member of the board of directors of Hennessy 1, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and since from January 2014 to February 2015 as a director. Prior to that, from August 2009 to June 2013, Mr. Charlton was a Managing Director in the Principal Transactions Group of Macquarie Capital (USA) Inc., and led a team that oversaw its existing portfolio of North American investments. Prior to joining Macquarie Capital (USA) Inc. in August 2009, Mr. Charlton worked as Managing Director at Investcorp International, a mid-market private equity firm, from August 2002 to June 2009. Prior to joining Investcorp International in August 2002, he worked for JPMorgan Chase and McKinsey & Company and as a contractor in the Astrophysics Division at NASA Headquarters. Mr. Charlton has served on the boards of over 20 private and public companies and their subsidiaries in a variety of roles, with significant industrial experience in businesses such as FleetPride, a distributor of aftermarket heavy duty truck parts, Neptune Technologies, a manufacturer of water meters and metering systems, Synthetic Industries, a manufacturer of industrial fabrics, and Brek Manufacturing, an aerospace components manufacturer. Since January 2010 he has been a member of the Board of Directors of Spirit Realty Corporation (NYSE: SRC), a triple net real estate investment trust that went public in September 2012, where he is a member of the Compensation and Governance Committees. Since March 2014, Mr. Charlton has served on the board of The Addison Group, a privately-owned staffing business. Since August 2014, Mr. Charlton has served on the board of Dancing Deer Baking Company, a manufacturer of branded baked goods and a portfolio company of River Hollow Partners. Since March 2015, he has served as a member of the Board of Directors of Macro Energy, an advisory firm focused on high-efficiency lighting retrofits for commercial tenants and a portfolio company of River Hollow Partners. He received a Masters in Business Administration with honors from the Kellogg School of Management at Northwestern University in June 1995, a Masters of Science in Aerospace Engineering with Distinction from the University of Michigan in June 1990, and a Bachelors of Science in Engineering Cum Laude from Princeton University in June 1988. Mr. Charlton is well-qualified to serve as director due to his experience in private equity and public and private company governance, as well as his background in industrial business and his experience with Hennessy 1.

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

Bradley Bell has served as one of our independent directors and the chairman of our audit committee since our initial public offering. From January 2014 to February 2015, Mr. Bell served as a director and chairman of the Audit Committee of Hennessy 1, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD). Since October 2014, Mr. Bell has served as a director of MPM Holdings, Inc., a global manufacturer of silicones, quartz, and ceramics, where he has been Non-Executive Chair since December 2014. Since July 2015, Mr. Bell has served as a director and Chairman of the Audit Committee of The Chemours Company LLC (NYSE: CC), a chemical solutions company. From 2001 through 2015, he served as a director of IDEX Corporation (NYSE:IEX), a global industrial company with key growth platforms in Fluid Metering Technology and Health & Science Technology segments, where he chaired the Nominating and Corporate Governance Committee and served on the Compensation Committee. From 2003 to July 2015, he served as a director of Compass Minerals Corporation (NYSE:CMP), an international mining company with operations in salt and specialty fertilizers, where he was chair of the Compensation Committee since May 2010, a member of the Nominating and Corporate Governance Committee from May 2009 until May 2015 and a member of the Audit Committee since May 2012. From 2009 to 2015, he served as a director and Chairman of the Audit Committee of Coskata Company, a pre-revenue biomass startup with proprietary technology for the production of fuels and chemicals utilizing anaerobic microorganisms. From November 2003 to December 2010, Mr. Bell served as Executive Vice President of Nalco Corporation, an industrial water treatment and energy services company. Mr. Bell has over 30 years combined experience as an executive in the technology and manufacturing industries, including positions at Rohm and Haas Company, Whirlpool Corporation and Bundy Corporation. Through his experience, Mr. Bell has developed financial expertise and experience in mergers and acquisitions, private equity and capital markets transactions. He has held directorships at publicly traded companies for over 25 years, during which he chaired governance, audit and compensation committees. Through his executive experience and board memberships, Mr. Bell has acquired training and experience in corporate governance and executive compensation. Mr. Bell received a bachelor of science degree in finance with high honors from the University of Illinois and a master of business administration degree with distinction from Harvard University. Mr. Bell is well qualified to serve as director due to his experience in public and private company governance and accounting, including his service on audit, nominating and corporate governance and compensation committees, including his experience with Hennessy 1.

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

Peter Shea has served as one of our independent directors and the chairman of our compensation committee since our initial public offering. From January 2014 to February 2015, Mr. Shea served as a director and chairman of the Compensation Committee of Hennessy 1, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD). Since January 2010, Mr. Shea has been a private equity advisor and an independent director for various companies. He has served as an operating partner of Snow Phipps Group, a private equity firm, since April 2013 and as an operating advisor for OMERS Private Equity (the private equity division of the Ontario Municipal Employees Retirement System) since November 2011. He has been a director of Viskase Companies, a supplier of cellulose and fibrous casings, from October 2006 to the present, where he is currently Chairman of the Audit Committee and previously served as chairman of the Compensation Committee. He has been a director of CVR Partners LP (NYSE: UAN), a nitrogen fertilizer producer, since May 2014 where he is currently the Chairman of the Environmental, Health and Safety Committee and a member of the Audit Committee. Mr. Shea also serves as chairman of the board of directors of Voltari Corporation (NASDAQ: VLTC), a commercial real estate company, since September 2015. Mr. Shea has served as Chairman of the Board of Directors of FeraDyne Outdoors LLC, a manufacturer of hunting and fishing accessories, since May 2014. Since November 2014, he has served as Chairman of Teasedale Foods, a processor of Hispanic foods. Mr. Shea has served as a Director of Trump Entertainment Resorts LLP since January 2016 where he is a member of the Audit Committee. He served as a director of Give and Go Prepared Foods, a bakery manufacturer, from January 2012 until July 2016. He was a Director of CTI Foods, a processor of protein and soup products for quick serve restaurant chains from May 2010 to July 2013. Mr. Shea was President of Icahn Enterprises (NYSE: IEP) from October 2006 to June 2009 and during the same period led Portfolio Company Operations for Icahn Associates, Carl Icahn’s private portfolio. He previously served as a director of Sitel Worldwide Corporation, a customer solutions provider, from October 2011 until September 2015. Mr. Shea served as a director of each of the following companies from October 2006 to May 2009: XO Holdings, a telecommunications services provider, American Railcar, a manufacturer of covered hopper and tank railcars, WestPoint International, a home textiles manufacturer and PSC Metals, a national operator of scrap yards. From 2002 to 2006 Mr. Shea was an independent consultant to various companies, an advisor to private equity firms and a director of Sabert Company, a packaging company. Mr. Shea has also served as a director, Chairman, Executive Chairman, Chief Executive Officer, President or Managing Director of a variety of companies including H.J. Heinz Company in Europe, a manufacturer and marketer of a broad line of food products across the globe, John Morrell & Company, Specialty Meats Company, each an international meat processing firm, Grupo Polymer United in Latin America, a plastics manufacturer, Roncadin GmbH, a food processor operating across Europe, Premium Standard Farms, New Energy Company of Indiana and United Brands Company where he was Head of Global Corporate Development. He has an MBA from the University of Southern California and a BBA from Iona College. Mr. Shea is well qualified to serve as a director due to his experience in public and private company governance and private equity, including his service on numerous corporate boards and on audit and compensation committees, including his experience with Hennessy 1.

Thomas J. Sullivan has served as one of our independent directors since our initial public offering. Since July 2016, he has served as a partner of Standard General LP, a New York-based investment firm that manages event-driven opportunity funds. Mr. Sullivan has served as a director of Media General (NYSE: MEG), a multimedia company, since November 2013. Prior to the merger of Media General and New Young Broadcasting Holding Co. (“Young”), Mr. Sullivan was a member of the Board of Directors, as well as of the Audit, Compensation and Nominating Committees, of Young from January 2009 until November 2013. Mr. Sullivan held the position of Executive Chairman of Young from June 2012 until November 2013 and served as Senior Vice President, Finance and Chief Financial Officer in 2012. Until January 31, 2016, Mr. Sullivan served as a director of American Apparel, Inc. (OTC: AAP), a manufacturer, distributor, and retailer of apparel products and designs, and served as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee. He has also served as a member of the advisory board of Millennium Custodial Trust since 2010 and a Trustee of Accredited Mortgage Loan REIT since 2009. Since 2009, Mr. Sullivan serves as the Managing Partner of Smallwood Partners, LLC, a financial advisory services firm. Mr. Sullivan’s previous experience also includes serving as a Managing Director with Investcorp International, Inc., an international middle market private equity firm. Mr. Sullivan has served on numerous boards for 20 years and has broad leadership, operational and financial restructuring experience as well as experience in the fields of private equity and capital markets. Mr. Sullivan holds a B.B.S. from Villanova University. Mr. Sullivan is well qualified to serve as a director due to his experience as a public company director and in the private equity sector.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Shea, Burns and Sullivan, will expire at our 2018 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Hennessy, Charlton and Bell, will expire at the 2017 annual meeting of stockholders.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

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

Compensation Discussion and Analysis

We paid Mr. Petruska, our Chief Financial Officer, $11,650 per month for his services during the first 12 months following our initial public offering (until July 28, 2016). We paid $8,300 per month to Mr. Petruska thereafter (for a maximum of 12 additional months) and we will pay him $150,000 in cash upon the successful completion of our initial business combination. Commencing on July 22, 2015 through the earlier of consummation of our initial business combination and our liquidation, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of February 24, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Hennessy Capital Partners II LLC (our sponsor)	4,549,977	18.2%
Daniel J. Hennessy(2)	4,549,977	18.2%
Kevin J. Charlton (4)	200,000	*
Nicholas A. Petruska (4)	35,000	*
Bradley Bell(3)(4)	50,000	*
Richard Burns (4)	50,000	*
Peter Shea (4)	50,000	*
Thomas J. Sullivan (4)	50,000	*
All directors and executive officers as a group (7 individuals)	4,984,977	20.0%

Other 5% Stockholder
Polar Asset Management Partners Inc.(5)	1,901,737	7.6%

*	Less than 1 percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 700 Louisiana Street, Suite 900, Houston, Texas 77002.
(2)	These shares represent the founder shares held by our sponsor. Daniel J. Hennessy, our Chairman and Chief Executive Officer, is the sole managing member of Hennessy Capital LLC, the sole managing member of our sponsor. Consequently, Mr. Hennessy may be deemed the beneficial owner of the founder shares held by our sponsor and has sole voting and dispositive control over such securities. Mr. Hennessy disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.
(3)	Shares are held through The Bradley J. Bell Trust, of which Mr. Bell is trustee and over which he has voting and dispositive control.
(4)	Each of Messrs. Bell, Burns, Charlton, Petruska, Shea and Sullivan may also be deemed the beneficial owner of certain of the founder shares held by our sponsor by virtue of their ownership of membership interests in the sponsor, but each disclaims beneficial ownership of such shares except to the extent of a pecuniary interest therein.
(5)	According to a Schedule 13G filed with the SEC on February 10, 2017, Polar Asset Management Partners Inc. is a company incorporated under the laws on Ontario, Canada and serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company and certain managed accounts with respect to the securities of the Company directly held by the Polar Vehicles.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and review of the financial information included in our Forms 10-Q for the respective periods for the year ended December 31, 2016 and December 31, 2015 totaled approximately $46,000 and $36,500, respectively. For the year ended December 31, 2016, the Company incurred approximately $71,500 related to audit services in connection with proxy statement filings made during the year. The Company incurred approximately $37,500 related to audit services in connection with our initial public offering in 2015. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2016 and December 31, 2015, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid Withum approximately $2,500 and $2,500, respectively, for tax return preparation, planning and tax advice for the years ended December 31, 2016 and December 31, 2015.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2016 and December 31, 2015.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 22, 2015, between the Company and UBS Securities LLC and Cantor Fitzgerald & Co. (1)
2.1	Merger Agreement, dated as of December 22, 2016, by and among the Company, HCAC Merger Sub, Inc., Daseke, Inc. and Don R. Daseke, solely in his capacity as the Stockholder Representative. (4)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation.(1)
3.3	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated July 22, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Amended and Restated Promissory Note, dated July 10, 2015 issued to Hennessy Capital Partners II LLC. (3)
10.2	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated July 22, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated July 22, 2015, between the Company and certain security holders. (1)
10.5	Form of Securities Subscription Agreement, dated April 29, 2015, among the Company and Hennessy Capital Partners II LLC. (2)
10.7	Sponsor Warrants Purchase Agreement, dated May 11, 2015 among the Company and Hennessy Capital Partners II LLC. (2)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Services Agreement, dated July 22, 2015, between the Company and Hennessy Capital LLC (1)
10.10	Form of Backstop and Subscription Agreement by and among the Company, Hennessy Capital Partners II LLC and the investor(s) party thereto. (4)
10.11	Form of Subscription Agreement for 7.625% Series A Convertible Preferred Stock by and among the Company and the investor(s) party thereto (including the form of Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock of Daseke, Inc. (f/k/a Hennessy Capital Acquisition Corp. II) attached as Exhibit A thereto). (4)
10.12	Voting and Support Agreement, dated as of December 22, 2016, by and among Daseke, Inc., Hennessy Capital Partners II LLC and the other initial stockholders of the Company set forth therein. (4)
10.13	Letter Agreement, dated as of December 22, 2016, by and among the Company, Daseke, Inc., The Walden Group, Inc. Prudential Capital Partners IV, L.P., Prudential Capital Partners Management Fund IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P., Main Street Capital Corporation, Main Street Capital II, LP and Main Street Mezzanine Fund, LP. (4)
10.14	Sponsor Share Forfeiture Agreement, dated as of December 22, 2016, by and between the Company, Hennessy Capital Partners II LLC and Daseke, Inc. (4)
10.15	Form of Amended and Restated Registration Rights Agreement to be entered into by and among the Company, Hennessy Capital Partners II LLC and the investors to be named therein. (4)
10.16	Form of Lock-Up Agreement to be entered into by and between the Company and the stockholders named therein. (4)
10.17	Commitment Letter, dated as of December 22, 2016 by and among the Company and Credit Suisse Securities (USA) LLC, Credit Suisse AG, Cayman Islands Branch, UBS AG, Stamford Branch and UBS Securities LLC. (4)
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 28, 2015.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 22, 2015.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on July 14, 2015.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 29, 2016.

HENNESSY CAPITAL ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hennessy Capital Acquisition Corp. II:

We have audited the accompanying balance sheet of Hennessy Capital Acquisition Corp. II (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2016 and for the period from April 29, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Capital Acquisition Corp. II as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from April 29, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by July 28, 2017, then the Company will cease all operations except for the purpose of winding down and liquidating, thus there is a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New York, New York

February 24, 2017

HENNESSY CAPITAL ACQUISITION CORP. II

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets –
Cash	$591,000	$2,004,000
Prepaid expenses	44,000	50,000
Total current assets	635,000	2,054,000

Non-current assets –
Cash and investments held in Trust Account	199,783,000	199,654,000
Total assets	$200,418,000	$201,708,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328,000	$44,000
Accrued liabilities	7,979,000	28,000
Accrued franchise taxes	83,000	125,000
Total current liabilities	8,390,000	197,000

Other liabilities –
Deferred underwriting compensation	7,185,000	7,185,000
Total liabilities	15,575,000	7,382,000

Common stock subject to possible redemption; 17,984,292 and 18,932,591 shares, respectively, at December 31, 2016 and December 31, 2015 (at redemption value of approximately $10.00 per share)	179,843,000	189,326,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, none issued or outstanding	-	-
Common stock, $0.0001 par value, 45,000,000 authorized shares, 6,965,593 and 6,017,294 shares, respectively, issued and outstanding (excluding 17,984,292 and 18,932,591 shares, respectively, subject to possible redemption) at December 31, 2016 and December 31, 2015	1,000	1,000
Additional paid-in-capital	14,752,000	5,269,000
Accumulated deficit	(9,753,000)	(270,000)
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$200,418,000	$201,708,000

See accompanying notes to financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from April 29, 2015 (inception) to December 31,
	2016	2015
Revenues	$-	$-
General and administrative expenses	9,991,000	475,000
Loss from operations	(9,991,000)	(475,000)
Other income – Interest income on Trust Account	508,000	205,000
Net loss	$(9,483,000)	$(270,000)
Weighted average common shares outstanding:
Basic and diluted	6,490,000	5,652,000
Net loss per common share:
Basic and diluted	$(1.46)	$(0.05)

See accompanying notes to financial statements

HENNESSY CAPITAL ACQUISITION CORP. II

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from April 29, 2015 to December 31, 2016

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to Sponsor at $0.005 per share	5,031,250	$1,000	$24,000	$-	$25,000
Sale of Units to the public in July and August 2015 at $10.00 per Unit	19,959,908	2,000	199,597,000	-	199,599,000
Underwriters’ discount and offering expenses	-	-	(12,568,000)	-	(12,568,000)
Sale of 15,080,756 Private Placement Warrants in July and August 2015 at $0.50 per warrant	-	-	7,540,000	-	7,540,000
Founder shares forfeited	(41,273)	-	-	-	-
Proceeds subject to possible redemption of 18,932,591 shares at redemption value	(18,932,591)	(2,000)	(189,324,000)	-	(189,326,000)
Net loss attributable to common stock	-	-	-	(270,000)	(270,000)
Balance, December 31, 2015	6,017,294	$1,000	$5,269,000	$(270,000)	$5,000,000
Change in proceeds subject to possible redemption	948,299	-	9,483,000	-	9,483,000
Net loss	-	-	-	(9,483,000)	(9,483,000)
Balance, December 31, 2016	6,965,593	$1,000	$14,752,000	$(9,753,000)	$5,000,000

See accompanying notes to financial statements

HENNESSY CAPITAL ACQUISITION CORP. II
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2016	For the period from April 29, 2015 (inception) to December 31, 2015

Cash flow from operating activities:
Net loss	$(9,483,000)	$(270,000)
Adjustments to reconcile net loss to net cash used in operations:
Decrease (Increase) in prepaid expenses	6,000	(50,000)
Increase in accounts payable, accrued liabilities and accrued franchise taxes	8,193,000	197,000
Increase in Trust income retained in Trust Account	(129,000)	(55,000)
Net cash used in operating activities	(1,413,000)	(178,000)
Cash flows from investing activities: Cash deposited in Trust Account	-	(199,599,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from note payable and advances – related party	-	238,000
Proceeds from sale of Public Offering Units	-	199,599,000
Proceeds from sale of Private Placement Warrants	-	7,540,000
Payment of underwriting discounts	-	(4,790,000)
Payment of offering costs	-	(593,000)
Payment of notes payable and advances – related party	-	(238,000)
Net cash provided by financing activities	-	201,781,000

Net increase (decrease) in cash	(1,413,000)	2,004,000
Cash at beginning of period	2,004,000	-
Cash at end of period	$591,000	$2,004,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission	$-	$7,185,000

See accompanying notes to financial statements

HENNESSY CAPITAL ACQUISITION CORP. II
Notes to Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Hennessy Capital Acquisition Corp. II (the “Company”) was incorporated in Delaware on April 29, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At December 31, 2016, the Company had not commenced any operations. All activity for the period from April 29, 2015 (inception) through December 31, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. The Company has not and will not generate any operating revenues until after completion of a suitable Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of investment income on cash and investments from the proceeds of the Public Offering.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 22, 2015. The Company intends to finance an Initial Business Combination with proceeds from the approximately $199,599,000 of the gross proceeds from the Public Offering (including approximately $24,599,000 from the underwriters’ partial exercise of their over-allotment option - Note 4) and approximately $7,540,000 of gross proceeds (including approximately $590,000 resulting from the underwriters’ partial exercise of their over-allotment option) from the private placement (Notes 3 and 4). Upon the closing of the Public Offering and the private placement, approximately $199,599,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. As a result of the underwriters’ exercising less than the full over-allotment option, the Sponsor forfeited 41,273 shares of its common stock as described in Notes 4, 5 and 6.

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

Initial Business Combination:

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination with a Target Business. As used herein, “Target Business” must be one or more businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time the Company enters into a definitive agreement in connection with the Initial Business Combination. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital expenses, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable or amounts released to the Company for working capital expenses. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares (as defined below in Note 4) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

The Company will only have 24 months from the closing date of the Public Offering to complete an Initial Business Combination. See Liquidation and Going Concern below.

Liquidation and Going Concern

The Company will only have 24 months from the closing date of the Public Offering (until July 28, 2017) to complete its Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering (by July 28, 2017), the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released to the Company for working capital(and less up to $50,000 of interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and each of the Company’s officers and directors and an advisor, each of whom holds Founder Shares (as defined below in Note 5, collectively, the “initial stockholders”), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial stockholders or any of their affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account for such shares upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

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

At December 31, 2016, the Company had current liabilities of approximately $8,389,000 and negative working capital of approximately $7,755,000 largely due to amounts owed to professionals, consultants, advisors and others for their services, and to USI (as defined below) for reimbursement of certain expenses, in connection with the Company’s previously proposed Initial Business Combination with USI (see Note 9). Funds in the Trust Account are not generally available for this purpose absent an Initial Business Combination. The majority of the Company’s current liabilities are due to parties who have agreed to waive any claims against the Trust Account. As discussed further in Note 9, subsequent to December 31, 2016, in January 2017, the Company earned and received a $5,000,000 fee in exchange for releasing a party from a non-circumvention agreement with the Company. In connection with receipt of this fee, the Company then paid $5,000,000 to settle approximately $6,600,000 of the liabilities described above. The Company believes that the professionals, consultants, advisors and others who continue to be owed money by the Company will continue assisting the Company with completing the Business Combination described in Note 2 and defer a substantial amount of their fees until such completion on a contingency basis. Further, the Company continues to generate interest income that is available to pay taxes and for working capital purposes (see Note 6). As such, the Company believes that it has sufficient working capital at December 31, 2016 to fund its operations through July 2017.

NOTE 2 – AGREEMENT FOR BUSINESS COMBINATION

The Business Combination

Pursuant to the Agreement and Plan of Merger, dated as of December 22, 2016, as it may be amended (the “Merger Agreement”), by and among the Company, a subsidiary of the Company (the “Merger Sub”), Daseke, Inc. and Don R. Daseke, solely in his capacity as the Stockholder Representative, and the transactions contemplated thereby, the Company will consummate the acquisition of all of the outstanding capital stock of Daseke, Inc. through a merger of a wholly owned subsidiary of the Company with and into Daseke, Inc., with Daseke, Inc. surviving such merger as a direct wholly owned subsidiary of the Company. Daseke, Inc. and its consolidated subsidiaries are hereafter collectively referred to as “Daseke,” and such merger and the other transactions contemplated by the Merger Agreement are hereafter collectively referred to as the “Business Combination.”

Daseke is a provider of transportation and logistics solutions focused exclusively on open deck freight in North America. Daseke, Inc.’s principal executive office is in Addison, Texas.

The Business Combination will be accounted for as a “reverse merger” in accordance with accounting principles generally accepted in the U.S. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Daseke comprising ongoing operations of the combined company, Daseke’ s senior management comprising the senior management of the combined company, and Daseke stockholders having a majority of the voting power of the combined company. For accounting purposes, Daseke will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Daseke (i.e., a capital transaction involving the issuance of stock by the Company for the stock of Daseke). Accordingly, the consolidated assets, liabilities and results of operations of Daseke will become the historical financial statements of the combined company, and the Company’s assets, liabilities and results of operations will be consolidated with Daseke beginning on the acquisition date.

Merger Consideration and Acquisition Financing

Merger Consideration - Pursuant to the Merger Agreement, the aggregate merger consideration payable upon the closing of the Business Combination (the “Closing Merger Consideration”) is comprised of an aggregate number of newly issued shares of the Company’s common stock equal to the sum of (i) (a) $626 million, plus (b) the positive amount of Daseke cash, minus (c) the aggregate amount of Daseke’s indebtedness, unpaid income taxes, certain transaction fees and expenses and the required repurchase of shares held by certain Daseke stockholders, in each case as of the end of the day immediately preceding the closing date, divided by (d) $10.00, plus (ii) the number of shares forfeited by our Sponsor in the Sponsor Share Forfeiture (as defined and further discussed below). Pursuant to an agreement with certain Daseke shareholders, the Company is required to repurchase Daseke shares held by them immediately prior to closing for a mix of cash and stock consideration (and, in certain cases, for all cash consideration). All other Daseke stockholders will receive all-stock consideration upon closing of the Business Combination consisting of newly issued shares of the Company’s common stock (at a value of $10.00 per share) with an aggregate value equal to the Closing Merger Consideration.

In addition, the Merger Agreement contains an earn-out provision pursuant to which we may potentially issue up to 15 million additional shares of our common stock to Daseke stockholders for the achievement of specified share price thresholds and annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) targets for the fiscal years ending December 31, 2017, 2018 and 2019 (the “Earn-Out Consideration,” and together with the Closing Merger Consideration, the “Total Merger Consideration”).

In order to facilitate the Business Combination, the Company’s sponsor, Hennessy Capital Partners II LLC (the “Sponsor”), has agreed to the forfeiture of more than half of its founder shares for the benefit of Daseke stockholders and, to a lesser extent, for the benefit of investors in the Backstop Commitment (as defined below). Prior to the closing of the Business Combination, the Sponsor will forfeit to the Company that number of Sponsor’s founder shares equal to (a) 2,274,988 less (b) 50% of the up to 391,892 shares of newly issued shares of Company common stock in the aggregate issuable to investors in consideration for the Backstop Commitment, if any (the “Utilization Fee Shares”), and the Company will issue an equivalent number of newly issued shares of Company common stock to Daseke stockholders as part of the Closing Merger Consideration. We refer to this founder share forfeiture by the Sponsor and issuance by the Company of an equivalent number of new shares to Daseke stockholders in the Business Combination as the “Sponsor Share Forfeiture.” In addition, assuming the Backstop Commitment is utilized, the Sponsor will forfeit to the Company up to an additional 391,892 founder shares (which shares will be prorated to the extent less than the full $35.0 million commitment is utilized by the Company), and the Company will issue an equivalent number of newly issued shares of its common stock as “Utilization Fee Shares” to the Backstop Commitment investors.

Acquisition Financing - In order to ensure sufficient funds (after redemptions) to refinance certain existing Daseke indebtedness, pay transaction fees and expenses and use for general corporate purposes, we have entered into an agreement for the expected sale of $65.0 million of our convertible preferred stock in a private placement (the “Preferred Financing”) and debt commitment letters for an expected $350.0 million debt financing (the “Debt Financing”), which contemplates a $250.0 million term loan that will be drawn at closing and a $100.0 million delayed draw term loan that may be funded on or after the closing date of the Business Combination, in addition to an amended and restated senior secured asset-based revolving credit facility, or ABL Facility, for $70.0 million. In addition, we have received commitments from investors who have entered into certain Backstop and Subscription Agreements with the Company (the “Backstop Commitment”) to purchase up to $35.0 million in shares of our common stock (as and to the extent requested by the Company) through one ore more of (i) open market or privately negotiated transactions with third parties (including forward contracts), (ii) a private placement (at a purchase price of $10.00 per share) to occur concurrently with the consummation of the Business Combination, or (iii) a combination thereof, in order to help ensure that we receive sufficient funds from our trust account after redemptions to, among other things, fund required share repurchases from certain Daseke stockholders. The Company has agreed to use any cash remaining in its trust account following redemptions to increase the cash portion of the aggregate consideration payable to those Daseke stockholders until all of the shares of Daseke common stock held by those Daseke stockholders have been repurchased for cash.

Redemption Offer

Pursuant to the Company’s existing amended and restated certificate of incorporation (the “existing charter”), in connection with the Business Combination, holders of Public Shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.00 at December 31, 2016.

Representations and Warranties

The Merger Agreement contains a number of representations and warranties made by the Company and Merger Sub, on the one hand, and Daseke, on the other hand, made for the benefit of the other, which in certain cases are subject to specified exceptions and qualifications contained in the Merger Agreement or in information provided pursuant to certain disclosure schedules to the Merger Agreement. The representations and warranties are customary for transactions similar to the Business Combination. Each representation, warranty, covenant, undertaking and agreement contained in the Merger Agreement will expire as of, and will not survive, the consummation of the Business Combination.

Conditions to Closing of the Business Combination

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Merger Agreement and transactions contemplated thereby (including the Business Combination) by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of the Redemption Offer in accordance with the Proxy Statement. Each redemption of Public Shares by the Company’s public stockholders will decrease the amount in the Company’s Trust Account, which holds approximately $199.8 million as of December 31, 2016 (before withdrawals, expected to be approximately $0.2 million, for taxes and working capital purposes).

In addition, consummation of the transactions contemplated by the Merger Agreement is subject to other closing conditions, including, among others: (i)  the shares of the Company common stock to be issued as the Company stock consideration having been approved for listing on NASDAQ, subject to official notice of issuance, (ii) five named individuals having been approved and duly elected or appointed to the board of directors of the Company, effective as of the closing of the Business Combination, and the Company having offered each of these members the opportunity to enter into an agreement for indemnification (in addition to the indemnification provided for in the Company’s organizational documents), effective as of the closing of the Business Combination, (iii) the Debt Financing having been funded pursuant to the debt commitment letters, (iv) the expiration or termination of the regulatory waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other regulatory approvals, if any, (v) the accuracy of the representations and warranties of the Company and Daseke (subject in certain cases to certain materiality, knowledge and other qualifications) and the performance by the Company and Daseke in all material respects of their covenants and agreements required to be performed under the Merger Agreement, and (vi) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the closing of the Redemption Offer.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to closing, including by either party if the transactions contemplated by the Merger Agreement have not been completed by June 30, 2017; provided that the party seeking to terminate shall not have breached in any material respect its obligations in any manner that has proximately caused the failure to consummate the Business Combination. If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, expense reimbursement, provisions concerning the stockholder representative, use, storage and handling by the Company and its representatives of certain protected confidential information, termination, general provisions and the confidentiality agreement between the parties will continue in effect), and neither the Company nor Daseke will have any further liability to any other party thereto except for liability for any knowing and intentional breach of the Merger Agreement prior to such termination.

Other Agreements

The Business Combination also calls for additional agreements, including, among others, the Common Stock Backstop and Subscription Agreement, Preferred Stock Subscription Agreement, Voting and Support Agreement, Lock-Up Agreements, Registration Rights Agreement and Sponsor Share Forfeiture Agreement, as described elsewhere in the definitive proxy statement filed with the Securities and Exchange Commission on February 6, 2017.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2016 and 2015, the Company had outstanding warrants to purchase 17,520,332 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2016 and 2015, the Company has a deferred tax asset of approximately $180,000 and $90,000, respectively, related to net loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Changes in the ownership of a majority of the fair market value of the Company's common stock over certain periods of time would potentially delay, limit or eliminate the utilization of existing net operating loss carryforwards and credits.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are effected by charges against additional paid-in capital.

Accordingly, at December 31, 2016 and 2015, 17,984,292 and 18,932,591, respectively, of the 19,959,908 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at December 31, 2016).

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

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Initial Business Combination, or earlier if, subsequent to the Company’s Initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”). See also Note 2 regarding the Sponsor Share Forfeiture.

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

Upon the closing of the Public Offering and the private placement, a total of $199,599,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. In October 2016, July 2016, May 2016 and November 2015, the Company withdrew approximately $84,000, $72,000, $201,000 and $150,000, respectively, from the Trust Account for taxes and working capital purposes. Subsequent to December 31, 2016, on February 22, 2017, an additional approximately $291,000 was withdrawn from the Trust Account for taxes and working capital purposes.

Prior to April 14, 2016, and subsequent to October 7, 2016, the proceeds of the Trust Account were invested in U.S. government treasury bills yielding interest of approximately 0.2%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2016 and 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320. Since all of the Company’s permitted investments at December 31, 2016 and 2015 consisted of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at December 31, 2016	Gross Unrealized Holding (Loss)	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$199,783,000	$(24,000)	$199,759,000

Description	Carrying value at December 31, 2015	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$199,654,000	$20,000	$199,674,000

The U.S. government treasury bills held in the Trust Account at December 31, 2016 consist of approximately $199,914,000 principal amount of U.S. government treasury bills, purchased on October 7, 2016 which yield interest of approximately 0.4% per annum. These U.S. government treasury bills held in the Trust Account were due to mature on March 2, 2017 but were redeemed on February 22, 2017 and the proceeds invested in a money market account that invests solely in U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940 (Level 1).

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock:

On July 22, 2015, the Company amended and restated its certificate of incorporation to increase the number of its authorized shares of common stock from 29,000,000 shares to 45,000,000 shares. The Company will likely (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue in connection with its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with its Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. In July and August 2015, a total of 19,959,908 shares of common stock were issued as part of the Units in the Public Offering (including Units issued in connection with the partial exercise of the underwriters’ over-allotment option) and in August 2015, 41,273 Founder Shares were forfeited resulting in 24,949,885 shares of common stock issued and outstanding, including 17,984,292 and 18,932,591 shares, respectively, subject to redemption at December 31, 2016 and 2015.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2016 and 2015, there were no shares of preferred stock issued and outstanding.

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

NOTE 9 – TERMINATION OF PROPOSED BUSINESS COMBINATION WITH USI AND SUBSEQUENT EVENT

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

On October 4, 2016, the Company and USI mutually agreed to terminate the Merger Agreement, effective as of October 4, 2016. The Merger Agreement provided that the Company will reimburse USI for certain expenses incurred by USI aggregating approximately $1,528,000 in connection with the proposed transaction. Such expenses are included in accrued liabilities at December 31, 2016.

Subsequent to December 31, 2016, on January 5, 2017, the Company received a $5,000,000 fee in exchange for releasing a third party from a non-circumvention agreement with the Company relating to the proposed Initial Business Combination with USI. In connection with the receipt of this payment by the Company, the Company paid certain liabilities accrued in connection with the proposed Initial Business combination with USI including the payment of approximately $1.5 million owed to USI. The fee was earned upon consummation of a transaction between the third party and USI in January 2017. As such, the Company recorded the receipt of this payment after December 31, 2016 in January 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2017	HENNESSY CAPITAL ACQUISITION CORP. II

	By:	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel J. Hennessy	Chairman of the Board of Directors and Chief Executive Officer	February 24, 2017
Daniel J. Hennessy	(Principal Executive Officer)

/s/ Nicholas A. Petruska	Executive Vice President, Chief Financial Officer and Secretary	February 24, 2017
Nicholas A. Petruska	(Principal Financial and Accounting Officer)

/s/ Kevin Charlton	President, Chief Operating Officer and Director	February 24, 2017
Kevin Charlton

/s/ Bradley Bell	Director	February 24, 2017
Bradley Bell

/s/ Richard Burns	Director	February 24, 2017
Richard Burns

/s/ Peter Shea	Director	February 24, 2017
Peter Shea

/s/ Thomas J. Sullivan	Director	February 24, 2017
Thomas J. Sullivan

64