Form 10-Q
period 2017-03-31
Daseke, Inc.
filed 2017-05-10
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	001-37509 (Commission File Number)	47-3913221 (IRS Employer Identification No.)

15455 Dallas Parkway, Suite 440 Addison, Texas		75001
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s Telephone Number, Including Area Code: (972) 248-0412

Hennessy Capital Acquisition Corp. II, 700 Louisiana Street, Suite 900, Houston, Texas 77002
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)
☐ Smaller reporting company	☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐        No  ☒

Common shares of the registrant outstanding at May 10, 2017 were 37,715,960

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Report) of Daseke, Inc. (Daseke or the Company) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, operating results, business strategies, projected costs, management’s plans and objectives for future acquisitions, and industry trends.

These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, as of the date of the applicable filed document), and current expectations, forecasts and assumptions. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Forward-looking statements are subject to risks and uncertainties (many of which are beyond our control) that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic risks (such as downturns in customers’ business cycles and disruptions in capital and credit markets), driver shortages and increases in driver compensation or owner-operator contracted rates, loss of senior management or key operating personnel, our ability to identify and execute future acquisitions successfully, seasonality and the impact of weather and other catastrophic events, fluctuations in the price or availability of diesel fuel, increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, our ability to generate sufficient cash to service all of our indebtedness, restrictions in our existing and future debt agreements, increases in interest rates, the impact of governmental regulations and other governmental actions related to the Company and its operations, litigation and governmental proceedings, and insurance and claims expenses.  For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Risk Factors” in the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2017, as amended on March 16, 2017 and May 4, 2017.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$38,549	$3,695
Accounts receivable, net of allowance of $254 and $321 at March 31, 2017 and December 31, 2016, respectively	67,342	54,177
Drivers’ advances and other receivables	2,446	2,632
Current portion of net investment in sales-type leases	4,015	3,516
Parts supplies	1,687	1,467
Income tax receivable	418	719
Prepaid and other current assets	11,917	13,504
Total current assets	126,374	79,710

Property and equipment, net	303,035	318,747
Intangible assets, net	70,211	71,653
Goodwill	89,035	89,035
Other long-term assets	12,395	11,090
Total assets	601,050	570,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	1,479	1,166
Accounts payable	7,191	4,788
Accrued expenses and other liabilities	15,182	16,104
Accrued payroll, benefits and related taxes	9,037	7,835
Accrued insurance and claims	9,617	9,840
Current portion of long-term debt	14,131	52,665
Total current liabilities	56,637	92,398

Line of credit	—	6,858
Long-term debt, net of current portion	266,466	208,372
Deferred tax liabilities	89,744	92,815
Other long-term liabilities	230	286
Subordinated debt	—	66,443
Total liabilities	413,077	467,172

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65,000	65,000	—
Series B convertible preferred stock, $0.01 par value; 75,000 shares authorized; 64,500 shares issued and outstanding	—	1
Common stock (par value $0.0001 per share); 250,000,000 shares authorized, 37,715,960 shares issued and outstanding	4	1
Additional paid-in-capital	146,215	117,807
Accumulated deficit	(23,246)	(14,694)
Accumulated other comprehensive loss	—	(52)
Total stockholders’ equity	187,973	103,063
Total liabilities and stockholders’ equity	$601,050	$570,235

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Freight	$125,555	$126,259
Brokerage	20,869	20,604
Fuel surcharge	14,010	10,018
Total revenue	160,434	156,881

Operating expenses:
Salaries, wages and employee benefits	50,121	50,355
Fuel	19,223	14,497
Operations and maintenance	23,224	20,701
Communications	404	484
Purchased freight	37,586	36,775
Administrative expenses	7,378	7,394
Sales and marketing	383	363
Taxes and licenses	2,281	2,333
Insurance and claims	4,123	4,041
Acquisition-related transaction expenses	445	15
Depreciation and amortization	16,315	16,873
(Gain) loss on disposition of revenue property and equipment	(200)	81
Total operating expenses	161,283	153,912
Income (loss) from operations	(849)	2,969

Other (income) expense:
Interest income	(4)	(20)
Interest expense	5,896	5,351
Write-off of unamortized deferred financing fees	3,883	—
Other	(108)	(73)
Total other expense	9,667	5,258

Loss before benefit for income taxes	(10,516)	(2,289)
Benefit for income taxes	(2,770)	(1,049)
Net loss	(7,746)	(1,240)

Other comprehensive loss:
Unrealized income (loss) on interest rate swaps	52	(60)
Comprehensive loss	(7,694)	(1,300)

Net loss	(7,746)	(1,240)
Less Series B dividends to preferred stockholders	(806)	(1,243)
Net loss attributable to common stockholders	$(8,552)	$(2,483)

Net loss per common share:
Basic and Diluted	$(0.32)	$(0.12)
Weighted-average common shares outstanding:
Basic and Diluted	26,931,186	20,980,961
Dividends declared per preferred share	$12.50	$18.75

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2017

(Unaudited)

(In thousands, except share data)

	Series A Convertible		Series B Convertible						Accumulated
	Preferred Stock		Preferred Stock		Common Stock				Other
				Par		Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Shares	Value	Paid- In Capital	Deficit	Loss	Total
Balance, January 1, 2017 as previously reported	—	$—	64,500	$1	145,495	$1	$117,807	$(14,694)	$(52)	$103,063
Effect of reverse acquisition	—	—	—	—	20,835,466	1	—	—	—	1
Balance at January 1, 2017	—	—	64,500	1	20,980,961	2	117,807	(14,694)	(52)	103,064
Income on interest rate swaps	—	—	—	—	—	—	—	—	52	52
Series B Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(806)	—	(806)
Repurchase of common shares	—	—	—	—	(3,616,781)	—	(36,168)	—	—	(36,168)
Conversion of Series B Convertible Preferred Stock to common shares	—	—	(64,500)	(1)	9,301,150	1	—	—	—	—
Issuance of Series A Convertible Preferred Stock	650,000	65,000	—	—	—	—	—	—	—	65,000
Shares assumed by legal acquirer	—	—	—	—	11,050,630	1	83,639	—	—	83,640
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(19,063)	—	—	(19,063)
Net loss	—	—	—	—	—	—	—	(7,746)	—	(7,746)
Balance at March 31, 2017	650,000	$65,000	—	$—	37,715,960	$4	$146,215	$(23,246)	$—	$187,973

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,746)	$(1,240)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	14,873	15,344
Amortization of intangible assets	1,442	1,529
Amortization of deferred financing fees	311	273
Write-off of deferred financing fees	3,883	—
Deferred taxes	(3,071)	(1,059)
Bad debt expense	45	71
Non-cash interest expense	92	266
(Gain) loss on disposition of property and equipment	(185)	81
Deferred gain recognized on sales-type leases	(156)	(163)
Changes in operating assets and liabilities
Accounts receivable	(13,211)	(1,137)
Drivers’ advances and other receivables	221	(843)
Payments received on sales-type leases	899	804
Other current assets	140	2,745
Accounts payable	2,403	2,442
Accrued expenses and other liabilities	1,454	(3,034)
Net cash provided by operating activities	1,394	16,079

Cash flows from investing activities
Purchase of property and equipment	(1,494)	(791)
Proceeds from sale of property and equipment	1,455	2,597
Net cash provided by (used in) investing activities	(39)	1,806

Cash flows from financing activities:
Checks outstanding in excess of bank balances	313	(881)
Advances on line of credit	164,233	159,007
Repayments on line of credit	(171,091)	(156,607)
Principal payments on and payoff of long-term debt	(220,406)	(16,487)
Proceeds from Term Loan Facility	250,000	—
Deferred financing fees	(14,229)	179
Pay off of subordinated debt	(66,715)	—
Issuance of common stock	64,577	—
Repurchase of common stock	(36,168)	—
Issuance of Series A Convertible Preferred Stock	65,000	—
Series B Convertible Preferred Stock dividends	(2,015)	(1,209)
Net cash provided by (used in) financing activities	33,499	(15,998)

Net increase in cash	34,854	1,887
Cash – beginning of period	3,695	4,886
Cash – end of period	$38,549	$6,773

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Supplemental disclosure of cash flow information
Cash paid for interest	$6,870	$4,562
Cash paid for income taxes	$223	$47

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	$—	$7,702
Property and equipment sold for notes receivable	$35	$536
Property and equipment transferred to sales-type lease	$1,699	$1,622
Sales-type lease returns to property and equipment	$645	$—
Sales-type lease assets sold for notes receivable	$6,071	$6,023
Sales-type lease returns to sales-type lease assets	$3,491	$3,127
Accrued series B convertible preferred dividends	$—	$1,311

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The registrant was originally formed in April 2015 as a special purpose acquisition company, or SPAC, under the name Hennessy Capital Acquisition Corp. II (Hennessy). As a SPAC, Hennessy had no operations and its purpose was to go public with the intention of merging with or acquiring a company with the proceeds of the SPAC’s initial public offering (the IPO).

On February 27, 2017, Hennessy consummated the Business Combination (as defined and described in Note 2) with Daseke, Inc. Upon consummation of the Business Combination, Daseke, Inc. changed its name to Daseke Companies, Inc. and Hennessy changed its name to Daseke, Inc.

Daseke, Inc. was formed in 2008 and began operations on January 1, 2009. Daseke is engaged in full service open-deck trucking that specializes primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States and Canada and also into Mexico with trailers. The Company also provides logistical planning services to customers. The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

Unless expressly stated otherwise, references to the Company or Daseke refers to Daseke, Inc. and its wholly owned subsidiaries, Hennessy refers to the registrant prior to the closing of the Business Combination, and Private Daseke refers to Daseke, Inc. and its subsidiaries prior to the closing of the Business Combination.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2016 as set forth in the Company’s Current Report on Form 8-K/A dated March 16, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Daseke, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of March 31, 2017 and December 31, 2016, the balance of deferred financing fees was $14.2 million and $4.1 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense for each of the three months ended March 31, 2017 and 2016 totaled $0.3 million, which is included in interest expense. In February 2017, in conjunction with new term loan financing discussed in Note 8, the Company incurred deferred financing costs of $14.2 million and expensed unamortized deferred financing fees totaling $3.9 million.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Fair Value Measurements

The Company follows the accounting guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value framework are as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities.

Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 - Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

A financial asset or liability’s classification within the framework is determined based on the lowest level of input that is significant to the fair value measurement.

The fair value of the Company’s interest rate swaps is determined using cash flow computer models with unobservable inputs, therefore the liability for interest rate swaps is classified within Level 3 of the fair value framework. In conjunction with the Business Combination discussed in Note 2, the Company’s lone interest rate swap was terminated. At December 31, 2016, the fair value liability was $51,871 and is classified in accrued expenses and other liabilities on the consolidated balance sheets.  The tables below are a summary of the changes in the fair value of this liability for the three months ended March 31, 2017 and 2016 (in thousands):

2016
Balance at January 1, 2016	$(124)
Change in fair value	(62)
Balance at March 31, 2016	$(186)

2017
Balance at January 1, 2017	$(52)
Change in fair value	52
Balance at March 31, 2017	$—

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has eight operating segments that are aggregated into two reportable segments, Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

Earnings Per Share

Basic earnings per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

For the three months ended March 31, 2017, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. For the three months ended March 31, 2017 and 2016, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted earnings per share as their effects were anti-dilutive. For the three months ended March 31, 2017, there was no dilutive effect from the Merger Agreement earn-out provision (see Note 2) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants).

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants in connection with equity offerings in accordance with the provisions of the Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). See Note 10 for additional details on the common stock purchase warrants.

The Company assessed the classification of its common stock purchase warrants and determined that such instruments meet the criteria for equity classification at the time of issuance.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years beginning December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017, and applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its consolidated results of operations, financial condition, cash flows, or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230).  ASU 2016-15 provides new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. ASU 2016-05 will become effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 31, 2019. Early adoption is permitted. ASU 2016-15 requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 amends various aspects of existing guidance for leases.  ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities of lessees on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on the consolidated financial position and results of operations.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued updated guidance with ASU 2015-14 and deferred the effective date of ASU 2014-09 by one year. The guidance in ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.

In March 2016, the FASB issued an accounting standards update that further clarifies guidance under ASU 2014-09 with respect to principal versus agent considerations in revenue from contracts with customers. In the second quarter of 2016, the FASB issued two accounting standard updates that provide additional guidance when identifying performance obligations and licenses as well as allowing for certain narrow scope improvements and practical expedients. The Company is in the process of evaluating ASU 2014-09, including the expected impact on business processes, systems and controls, and potential differences in the timing and/or method of revenue recognition for contracts. The Company has not determined if adoption of ASU 2014-09 will have a material impact on results of operations or cash flows in the periods after adoption and expects to complete its assessment of the cumulative effect of adopting ASU 2014-09 during the third quarter of 2017.

NOTE 2 – BUSINESS COMBINATION

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination) pursuant to the Agreement and Plan of Merger, dated December 22, 2016 (the Merger Agreement). The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). The full 15 million shares is only payable if (i) the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) for 2017, 2018 and 2019 is at least $140.0 million, $170.0 million and $200.0 million, respectively, and (ii) the closing share price of the Company’s common stock is at least $12.00, $14.00 and $16.00 for any 20 trading days in a consecutive 30 trading day period in 2017, 2018 and 2019, respectively. For each year, the 5 million earn-out shares will be prorated to the extent the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) exceeds 90% but represents less than 100%, of the applicable earn-out target.

Following the consummation of the Business Combination on February 27, 2017 (the Closing), there were 37,715,960 shares of common stock issued and outstanding, consisting of (i) 26,665,330 shares issued to Private Daseke stockholders pursuant to the Merger Agreement, (ii) 419,669 shares issued in a private placement that closed in conjunction with the Business Combination, (iii) 2,288,043 shares originally issued to Hennessy Capital Partners II LLC (the Sponsor) in a private placement that closed simultaneously with the consummation of the IPO, and (iv) 8,342,918 shares, following redemptions, which shares were originally issued in the IPO. In connection with the Business Combination, $65.0 million of Series A Preferred Stock (650,000 shares) were issued in a private placement.

In conjunction with the Closing, the Company entered into (i) a $350.0 million term loan credit facility (the Term Loan Facility), which consists of a $250.0 million term loan funded on the closing date of the Term Loan Facility and up to $100.0 million of term loans to be funded from time to time under a delayed draw term loan facility, and (ii) an asset-based revolving credit facility (the ABL Facility), in an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base). See Note 8 for more information regarding the Term Loan Facility and the ABL Facility. Prior to the Closing, the Company had a credit facility consisting of a term loan (Senior Term Loan) and a revolving line of credit (Line of Credit).

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2 – BUSINESS COMBINATION – (Continued)

The following table is a summary of cash proceeds and utilization of proceeds in the Business Combination (in thousands):

Proceeds

Public share proceeds(1)	$83,429
Issuance of Series A Preferred Stock	65,000
Term Loan Facility	250,000
Cash(2)	3,209
Total proceeds	401,638

Use of Proceeds

Repayment of Line of Credit(3)	16,717
Repayment of Senior Term Loan(4)	122,724
Repayment of equipment loans(5)	89,488
Repayment of subordinated debt(6)	67,460
Payment of deferred financing fees(7)	14,148
Repurchase Main Street and Prudential shares(8)	36,168
Hennessy transaction costs	19,063
Daseke transaction costs(9)	1,204
Total use of proceeds	366,972

Net cash received	$34,666

(1) - 8,342,918 public shares outstanding valued at $10.00 per share
(2) - Daseke cash utilized for payment of deferred financing fees and transaction costs
(3) - includes payment of $59 accrued interest recognized in interest expense
(4) - includes payment of $422 accrued interest recognized in interest expense
(5) - includes payment of $731 accrued interest recognized in interest expense
(6) - includes payment of $745 accrued interest recognized in interest expense
(7) - excludes $81 paid subsequent to the Closing

(8) - Hennessy repurchased Private Daseke shares held by Main Street Capital II, LP, Main Street Mezzanine Fund, LP, Main Street Capital Corporation, Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P.

(9) - $0.8 million and $0.4 million expensed in fourth quarter 2016 and first quarter 2017, respectively

The Business Combination was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Hennessy is treated as the “acquired” company. This determination was primarily based on Private Daseke comprising the ongoing operations of the combined company, Private Daseke’s senior management comprising the senior management of the combined company, and Private Daseke stockholders having a majority of the voting power of the combined company. For accounting purposes, Private Daseke is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Private Daseke (i.e., a capital transaction involving the issuance of stock by Hennessy for the stock of Private Daseke). Accordingly, the consolidated assets, liabilities and results of operations of Private Daseke are the historical financial statements of the combined company, and Hennessy’s assets, liabilities and results of operations are consolidated with Private Daseke beginning on the acquisition date.

In connection with the Closing, Daseke, Inc. changed its name to Daseke Companies, Inc. and Hennessy Capital Acquisition Corp. II changed its name to Daseke, Inc.  Daseke, Inc.’s common stock and warrants began trading under the ticker symbols DSKE and DSKEW, respectively, on February 28, 2017.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of March 31, 2017 and December 31, 2016 (in thousands).

	2017	2016
Other assets	$4,267	$6,358
Insurance	2,329	2,246
Other prepaids	1,971	1,104
Licensing, permits and tolls	2,636	2,772
Highway and fuel taxes	714	1,024
	$11,917	$13,504

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired.  The Company performs an impairment test of goodwill annually as of October 31 or when impairment indicators arise.  There was no goodwill impairment identified for the three months ended March 31, 2017.

Intangible assets consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017			As of December 31, 2016
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$8,350	$(4,274)	$4,076	$8,350	$(3,929)	$4,421
Customer relationships	56,210	(20,175)	36,035	56,210	(19,078)	37,132
Trade names	30,100	—	30,100	30,100	—	30,100
Total intangible assets	$94,660	$(24,449)	$70,211	$94,660	$(23,007)	$71,653

As of March 31, 2017, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.44 and 8.27 years, respectively.

Amortization expense for intangible assets with definite lives was $1.4 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. Projected amortization expense for the next five fiscal years ending December 31, 2017, 2018, 2019, 2020 and 2021 will be $5.8 million, $5.8 million, $5.6 million, $4.8 million and $4.4 million, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at March 31, 2017 and December 31, 2016 (in thousands):

	2017	2016
Revenue equipment	$394,174	$398,394
Buildings and improvements	42,970	43,000
Furniture and fixtures, office and computer equipment and vehicles	15,274	14,421
	452,418	455,815
Accumulated depreciation	(149,383)	(137,068)
	$303,035	$318,747

Depreciation expense on property and equipment was $14.9 million and $15.3 million for the three months ended March 31, 2017, and 2016, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6 – SALES-TYPE LEASES

The Company leases revenue equipment to certain of its owner-operators and accounts for these transactions as sales-type leases. These leases have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. A minimum lease receivable is recorded, net of unearned interest income and deferred gain on sale of the equipment. The gain is recognized as payments are collected, rather than in the period the lease is recorded due to the uncertainty of collection.

The components of the net investment in sales-type leases are as follows at March 31, 2017 and December 31, 2016 (in thousands):

	2017	2016
Minimum lease receivable	$23,049	$21,055
Deferred gain	(3,128)	(3,049)
Net minimum lease receivable	19,921	18,006
Unearned interest income	(3,755)	(3,671)

Net investment in sales-type leases	16,166	14,335
Current portion	(4,015)	(3,516)
	$12,151	$10,819

The long-term portion of sales-type leases is classified in other long-term assets on the consolidated balance sheets at March 31, 2017 and December 31, 2016.

Gain or loss on disposition of revenue equipment leased to owner-operators is included as a component of purchased freight in the consolidated statements of operations and comprehensive loss. The gain totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at March 31, 2017 and December 31, 2016 (in thousands):

	2017	2016
Brokerage and escorts	$4,461	$3,559
Unvouchered payables	2,629	2,587
Other accrued expenses	4,355	3,956
Owner operator deposits	2,620	2,032
Interest	152	1,705
Dividends	—	1,209
Fuel	607	711
Fuel taxes	358	345
	$15,182	$16,104

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2017 and December 31, 2016 (in thousands):

	2017	2016
Senior debt

Revolving line of credit	$—	$6,858
Term loan facility	250,000	—
Senior term loan	—	125,682
Equipment term loans	39,433	111,882
Real estate term loan	—	13,772
Capital leases	5,317	13,818
	294,750	272,012
Less current portion	(14,131)	(52,665)
Less unamortized debt issuance costs	(14,153)	(4,117)
Long-term portion	266,466	215,230

Subordinated debt

Main Street Capital Corporation	—	21,660
Prudential Capital Partners	—	21,492
LST Seller notes	—	22,000
DTR Seller notes	—	1,000
BHE Seller notes	—	291
Total subordinated debt	—	66,443

Total long-term debt	$266,466	$281,673

Term Loan Facility

In conjunction with the close of the Business Combination on February 27, 2017, the Company entered into the $350.0 million Term Loan Facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto. The Term Loan Facility consists of (i) a $250.0 million term loan funded on the closing date of the Term Loan Facility (the Closing Date Term Loan) and up to $100.0 million of term loans to be funded from time to time under a delayed draw feature available until February 27, 2018. The size of the Term Loan Facility could increase from time to time pursuant to an uncommitted incremental facility in an aggregate amount for all such incremental loans and commitments up to the sum of (a) $65.0 million and (b) an uncapped amount based on the maximum first lien, secured and total leverage ratio-based formulas depending upon the security and ranking of the relevant incremental facility. The proceeds from the Closing Date Term Loan were used to partially refinance certain of the Company’s capital leases, purchase money debt, equipment and real estate financings and to pay transaction costs associated with the Business Combination and refinance the Line of Credit and the Senior Term Loan.

The Term Loan Facility has a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.50% per annum for ABR Borrowings and LIBOR (subject to a 1.00% floor) plus 5.50% per annum for Eurodollar Rate Borrowings. At March 31, 2017, the average interest rate on the Term Loan Facility was 6.5%.

The Term Loan Facility is secured by all assets of the Company, except those assets collateralizing equipment and certain real estate lenders debt and subject to certain customary exceptions.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 – LONG-TERM DEBT – (Continued)

The Term Loan Facility contains a financial covenant requiring the Company to maintain a consolidated total leverage ratio as of the last day of any fiscal quarter of less than or equal to 4.25 to 1.00 commencing on June 30, 2017, stepping down to 4.00 to 1.00 on March 31, 2019 and stepping down to 3.75 to 1.00 on March 31, 2021. The consolidated total leverage ratio is defined as the ratio of (i) consolidated total debt minus unrestricted cash and cash equivalents and cash and cash equivalents restricted in favor of the administrative agent and the lenders not to exceed $5 million, to (ii)  consolidated adjusted EBITDA for the trailing 12 month period (with customary add-backs permitted to consolidated adjusted EBITDA, including in respect of synergies and cost-savings reasonably identifiable and factually supportable that are anticipated to be realized in an aggregate amount not to exceed 25% of consolidated adjusted EBITDA and subject to other customary limitations).

The Term Loan Facility will permit the Term Loan Borrower to voluntarily prepay its borrowings, subject, under certain circumstances in connection with any repricing transaction that occurs in the six months after the closing of the Term Loan Facility, to the payment of a prepayment premium of 1.00% (except in connection with certain transformative acquisitions or similar investments, change in control transactions and initial public offerings). In certain circumstances (subject to exceptions, exclusions and, in the case of excess cash flow, step-downs described below), the Company may also be required to make an offer to prepay the Term Loan Facility if it receives proceeds as a result of certain asset sales, debt issuances, casualty or similar events of loss, or if it has excess cash flow (defined as an annual amount calculated using a customary formula based on consolidated adjusted EBITDA, including, among other things, deductions for (i) the amount of certain voluntary prepayments of the Term Loan Facility and (ii) the amount of certain capital expenditures, acquisitions, investments and restricted payments). The percentage of excess cash flow that must be applied as a mandatory prepayment is 50% with respect to the initial excess cash flow period (the fiscal year ending on December 31, 2018) and will be 50%, 25% or 0% for future excess cash flow periods depending upon the first lien leverage ratio.

The Term Loan Facility contains (i) certain customary affirmative covenants that, among other things, require compliance with applicable laws, periodic financial reporting and notices of material events, payment of taxes and other obligations, maintenance of property and insurance, and provision of additional guarantees and collateral, and (ii) certain customary negative covenants that, among other things, restrict the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, mergers, consolidations, liquidations and dissolutions, asset sales, acquisitions, the payment of distributions, dividends, redemptions and repurchases of equity interests, transactions with affiliates, prepayments and redemptions of certain other indebtedness, burdensome agreements, holding company limitations, changes in fiscal year and modifications of organizational documents.

ABL Facility

Also, in conjunction with the Closing on February 27, 2017, the Company entered into a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The size of the ABL Facility could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases of up to $30 million. The ABL Facility matures on February 27, 2022. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions as defined in the credit agreement. As of March 31, 2017, the Company had no borrowings and $4.6 million in letters of credit outstanding under the ABL Facility and was able to incur approximately $51.6 million of additional indebtedness under the ABL Facility.

Borrowings under the ABL Facility bear interest at rates based upon the Company’s fixed charge coverage ratio and, at the Company’s election from time to time, either a base rate plus an applicable margin or an adjusted LIBOR rate plus an applicable margin. Margins on the ABL Facility are adjusted, if necessary to the applicable rates set forth in the following table corresponding to the fixed charge coverage ratio for the trailing 12 month period on the last day of the most recently completed fiscal quarter.

Fixed Charge Coverage Ratio	Base Rate Margins	LIBOR Rate Margins
Less than 1.25 to 1.00	2.25%	3.25%
Greater than or equal to 1.25 to 1.00, but less than 1.50 to 1.00	1.75%	2.75%
Greater than or equal to 1.50 to 1.00, but less than 1.75	1.25%	2.25%
Greater than or equal to 1.75 to 1.00	0.75%	1.75%

The ABL Facility is secured by all of the Company’s accounts receivable, parts inventory, cash and cash equivalents excluding proceeds of Term Loan Facility, securities and deposit accounts and other general assets not included in the Term Loan Facility collateral.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 – LONG-TERM DEBT – (Continued)

The ABL Facility contains (i) a financial covenant similar to the consolidated total leverage ratio required under the Term Loan Facility (but in any event requiring a leverage ratio of less than or equal to 4.25:1:00) and (ii) during any period after a default or event of default or after excess availability falling below the greater of (x) $15.0 million and (y) 20% of the maximum credit amount, continuing until such time as no default or event of default has existed and excess availability has exceeded such amounts for a period of 60 consecutive days, a financial covenant requiring the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.00x, tested on a quarterly basis. The Company’s fixed charge coverage ratio is defined as the ratio of (1) consolidated adjusted EBITDA minus unfinanced capital expenditures, cash taxes and cash dividends or distributions, to (2) the sum of all funded debt payments for the four quarter period then ending (with customary add-backs permitted to consolidated adjusted EBITDA).

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

Line of Credit and Senior Term Loan

Prior to the Closing, the Company had a credit facility under a credit agreement with PNC, as agent, and other lenders party thereto (the PNC Credit Agreement), which included a revolving line of credit and a term loan. In August 2016, the PNC Credit Agreement was amended, increasing the borrowing capacity to an aggregate $212.1 million from $150.0 million, consisting of a $75.0 million revolving line of credit and a $137.1 million senior term loan. In conjunction with the amendment, the Company refinanced $73.0 million of equipment notes with various lenders under the PNC Credit Agreement. The line of credit was subject to a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies.

As of December 31, 2016, borrowings on the line of credit bore interest at either (a) the Libor Rate (as defined in the credit agreement), plus a margin of 3.25%, or (b) the Base Rate (as defined in the credit agreement), plus a margin of 2.25%.  The PNC revolving credit facility also provided for the issuance of up to $10 million in letters of credit. As of December 31, 2016, the Company had outstanding letters of credit thereunder totaling $4.1 million. Total availability under the line of credit was $33.0 million as of December 31, 2016. At December 31, 2016, the average interest rate on the line of credit was 4.5%.

As of December 31, 2016, the Senior Term Loan was due in monthly installments of $1,690,154, plus applicable interest at either (a) the Libor Rate (as defined in the credit agreement), plus a margin of 4.00%, or (b) the Base Rate (as defined in the PNC Credit Agreement), plus a margin of 3.00%. At December 31, 2016, the average interest rate on the Senior Term Loan was 4.4%.

Prior to the amendment in August 2016, debt on the Senior Term Loan had interest rates of either (a) the Libor Rate (as defined in the credit agreement), plus a margin of 3.75%, or (b) the Base Rate (as defined in the credit agreement), plus a margin of 2.75%.

Margins on the line of credit and Senior Term Loan were adjusted, if necessary to the applicable rates set forth in the following table corresponding to the fixed charge coverage ratio for the trailing twelve month period on the last day of the most recently completed fiscal quarter.

	Base Rate Margins		LIBOR Rate Margins
Fixed Charge Coverage Ratio	Line of Credit	Senior Term Loan	Line of Credit	Senior Term Loan
Less than 1.25 to 1.00	2.25%	3.00%	3.25%	4.00%
Greater than or equal to 1.25 to 1.00, but less than 1.50 to 1.00	1.75%	2.50%	2.75%	3.50%
Greater than or equal to 1.50 to 1.00, but less than 1.75	1.25%	2.00%	2.25%	3.00%
Greater than or equal to 1.75 to 1.00	0.75%	1.50%	1.75%	2.50%

The PNC Credit Agreement also contained a subjective acceleration clause, which permitted the lender to demand payment in the event of a material adverse change. Only the scheduled principal payments are being presented in the current portion of long-term obligations as the lender did not exercise the acceleration clause.

Borrowings under the PNC Credit Agreement were secured by all assets of the Company, except those assets collateralizing equipment and certain real estate lenders debt. The PNC Credit Agreement contained certain financial covenants, including a minimum fixed charge coverage ratio, a senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio and a funded debt to consolidated EBITDA ratio.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 – LONG-TERM DEBT – (Continued)

Additionally, the PNC Credit Agreement contained negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of December 31, 2016, the Company was in compliance with all covenants contained in the PNC Credit Agreement.

The PNC Credit Agreement contained a required principal payment based on excess cash flow (as defined) beginning in fiscal 2016 and due 15 days following the delivery of the audited financial statements to PNC. No excess cash flow payment was required prior to refinancing in conjunction with the Business Combination.

Equipment Term Loans and Mortgages

As of March 31, 2017, the Company had term loans collateralized by equipment in the aggregate amount of $36.7 million with eighteen (18) lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 6.8%, require monthly payments of principal and interest and mature at various dates through June 2023. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

The Company had a construction loan with a balance of $8.8 million incurred to finance the construction of a new headquarters and terminal in Arlington, Washington which was repaid in February 2017 in conjunction with the Business Combination. See Note 2 for additional details on the Business Combination. The construction loan was collateralized by such property and buildings. The initial principal amount on February 19, 2015 of $7.8 million was increased on April 26, 2016 to $8.8 million.  The construction loan bore interest at 3.25% payable monthly.

The Company has a bank mortgage loan with a balance of $2.7 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon.  The mortgage loan is collateralized by such property and buildings.  The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2017.

The interest rate and monthly payments will be adjusted on November 1, 2017 and 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 2017 and 2020 (which will not be less than 3.7%).  The bank mortgage loan matures November 1, 2023.

Real Estate Term Loan

In April 2016, the Company refinanced $14.2 million of its Line of Credit with bank debt (Real Estate Term Loan) utilizing nine wholly-owned real estate assets which previously served as collateral on the PNC Term Loan.  The Real Estate Term Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans and was due in monthly installments of $59,109 (based on 20 year amortization schedule), plus applicable interest at either (a) the Libor Rate (as defined in the loan agreement), plus a margin of 2.75%, or (b) the Default Rate (as defined in the loan agreement). The Company incurred debt issuance costs of $0.4 million, which were being amortized to interest expense over five years using the straight line method.  In conjunction with the Business Combination, the Real Estate Term Loan was repaid and all unamortized debt issuance costs written off to interest expense.  See Note 2 for additional details on the Business Combination.

Capital Leases

The Company leases certain equipment under long-term capital lease agreements that expire on various dates through October 2021. As of March 31, 2017 and December 31, 2016, the book value of the property and equipment recorded under capital leases was $22.4 million and $24.1 million, net of accumulated depreciation of $18.3 million and $17.0 million, respectively. Depreciation expense related to leased equipment was $1.5 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 – LONG-TERM DEBT – (Continued)

Main Street Capital Corporation

In 2013, Main Street Capital Corporation (Main Street) loaned the Company $20.0 million under a senior subordinated secured term loan (the Main Street Loan). The Main Street Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. Paid-in kind (PIK) interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the three months ended March 31, 2017 and year ended December 31, 2016, $0.1 million and $0.5 million, respectively, of accrued PIK interest was added to the principal balance and accrued PIK interest of $0.1 million was recorded in accrued expenses as of December 31, 2016. In conjunction with Business Combination, the Main Street Loan was repaid in February 2017.  See Note 2 for additional details on the Business Combination.

Prudential Capital Partners

In 2013, the Company issued senior secured subordinated promissory notes in the initial aggregate principal amount of $20.0 million (PCP Subordinated Notes) to Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P. (collectively, the PCP Investors) pursuant to the Securities Purchase Agreement, dated as of November 12, 2013, by and among the Company, certain of its subsidiaries and the PCP Investors. The PCP Subordinated Notes were subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. PIK interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the three months ended March 31, 2017 and year ended December 31, 2016, $0.1 million and $0.5 million of accrued PIK interest was added to the principal balance and $0.1 million accrued PIK interest was recorded in accrued expenses as of December 31, 2016. In conjunction with Business Combination, the PCP Subordinated Notes were repaid in February 2017.  See Note 2 for additional details on the Business Combination.

The Main Street Loan and the PCP Subordinated Notes (Subordinated Debt) were collateralized by all assets of the Company, except those assets collateralizing the Equipment Term Loans. The Main Street Loan and the PCP Subordinated Notes contained certain financial covenants, including a minimum fixed charge coverage ratio, a senior secured debt to consolidated EBITDA ratio and a funded debt to consolidated EBITDA ratio. Additionally, they contained negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Main Street Loan and the PCP Subordinated Notes were subject to a make-whole payment of 5.0% of the prepayment amount if such prepayment was made before the third anniversary of the agreements.

LST Seller

As part of the consideration paid to the seller of Lone Star Transportation, LLC and affiliates (LST), Daseke Lone Star, Inc. (a subsidiary of the Company) issued $22.0 million of subordinated notes (the LST Seller Notes). The LST Seller Notes bore interest at 10% payable monthly and were subordinate to the PNC Credit Agreement, Main Street Loan and PCP Subordinated Notes. In conjunction with the Business Combination, the LST Seller Notes were repaid in February 2017.  See Note 2 for additional details on the Business Combination.

DTR Sellers

As part of the consideration paid to the sellers of Davenport Transport & Rigging, LLC, LST issued $1.0 million of subordinated notes (the DTR Seller Notes). The DTR Seller Notes bore interest at 5% payable monthly and were subordinate to the PNC Credit Agreement, Main Street Loan and PCP Subordinated Notes. In conjunction with Business Combination, the DTR Seller Notes were repaid in February 2017.  See Note 2 for additional details on the Business Combination.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 – LONG-TERM DEBT – (Continued)

BHE Sellers

As part of the consideration paid to the sellers of Bulldog Hiway Express (BHE), the Company issued $2.0 million of subordinated notes (the BHE Seller Notes). The BHE Seller Notes bore interest at 7% payable monthly. On December 19, 2016, a portion of the outstanding principal amount under the BHE Seller Notes was forgiven in exchange for the payment by the Company of certain pension liabilities of BHE. The BHE Seller Notes were subordinate to the PNC Credit Agreement and the Main Street Loan and the PCP Subordinated Notes. In conjunction with Business Combination, the BHE Seller Notes were repaid in February 2017.  See Note 2 for additional details on the Business Combination.

Future principal payments on long-term debt as of March 31, 2017 are as follows (in thousands):

	Senior Debt	Equipment Debt	Capital Leases	Total

2017	$2,500	$9,359	$2,450	$14,309
2018	2,500	9,696	1,845	14,041
2019	2,500	9,365	1,097	12,962
2020	2,500	5,138	306	7,944
2021	2,500	1,825	53	4,378
Thereafter	237,500	4,050	—	241,550

Total minimum lease payments			5,751
Loan amount attributable to interest			(434)	(434)

Total (Present value of minimum lease payments on capital leases)	$250,000	$39,433	5,317	$294,750
Less current portion			(2,272)
Long-term capital leases			$3,045

NOTE 9 – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and range from approximately 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. Because of the magnitude of permanent book-tax differences compared to forecasted, annual pre-tax income, the annual effective tax rate approach does not provide a reliable estimate of income tax benefit. As a result, the Company has computed its income tax benefit for the three months ended March 31, 2017 using its actual effective tax rate. The effective tax rates for the three months ended March 31, 2017 and 2016 were 26.3% and 45.8%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers. There were no changes in uncertain tax positions during the three months ended March 31, 2017.  As a result of the Business Combination, the Company had an IRS Code 1986 section 382 ownership change, which will not impair the Company’s ability to utilize the net operating losses.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

At the Closing, the Company issued 650,000 shares of Series A Preferred Stock for cash of $65.0 million. Proceeds from the sales were part of the consideration received as part of a recapitalization and reverse acquisition completed in the Business Combination.  See Note 2 for additional details about the Business Combination. The par value of Series A Preferred Stock is $0.0001 per share. Additional features of this preferred stock are as follows:

Under the Certificate of Designations, Preferences, Rights and Limitations of the Series A Preferred Stock (the Certificate of Designations), each share of Series A Preferred Stock will be convertible, at the holder’s option at any time, initially into approximately 8.6957 shares of the Company’s common stock (assuming a conversion price of approximately $11.50 per share), subject to specified adjustments as set forth in the Certificate of Designations. If any holder elects to convert its Series A Preferred Stock after the seven-year anniversary of the issue date, if the then-current Conversion Price (as defined in the Certificate of Designations) exceeds the Weighted Average Price (as defined in the Certificate of Designations) for the Common Stock during any ten consecutive Trading Days (as defined in the Certificate of Designations), at its option by delivery of a Notice of Conversion in accordance with Section 8(b) of the Certificate of Designations no later than five business days following such tenth consecutive Trading Day, to convert any or all of such holder’s shares of Series A Preferred Stock into, at the Company’s sole discretion, either common stock, cash or a combination of common stock and cash; provided, that the Company shall provide such converting holder notice of its election within two Trading Days of receipt of the Notice of Conversion; provided further, that in the event the Company elects to issue common stock for all or a portion of such conversion, the Conversion Rate for such conversion (subject to the limitations set forth in Section 11 of the Certificate of Designations) shall mean the quotient of the Liquidation Preference (as defined in the Certificate of Designations) divided by the average Weighted Average Price for the Common Stock during the 20 consecutive Trading Days commencing on the Trading Day immediately following the Trading Day on which the Company provided such notice. If the Company does not elect a settlement method prior to the deadline set forth in the Certificate of Designations, the Company shall be deemed to have elected to settle the conversion entirely in common stock. Based on the assumed conversion rate, a total of 5,652,171 shares of Series A Preferred Stock would be issuable upon conversion of all of the currently outstanding shares of Series A Preferred Stock.

On or after the third anniversary of the initial issuance date but prior to the fifth anniversary of the initial issuance date, the Company will have the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of the Company’s common stock at the then-effective conversion rate, if the Weighted Average Price of Company’s common stock equals or exceeds 140% of the then-current conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. On or after the fifth anniversary of the initial issuance date but prior to the seventh anniversary of the initial issuance date, the Company will have the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of Company’s common stock at the then-effective conversion rate, if the Weighted Average Price of Company’s common stock equals or exceeds 115% of the then-current conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. On or after the seventh anniversary of the initial issuance date, the Company will have the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of Company’s common stock at the then-effective conversion rate, if the Weighted Average Price of Company’s common stock equals or exceeds the then-current conversion price for at least 10 consecutive trading days. If the Company undergoes certain fundamental changes (as more fully described in the Certificate of Designations but including, among other things, certain change-in-control transactions, recapitalizations, asset sales and liquidation events), each outstanding share of Series A Preferred Stock may, within 15 days following the effective date of such fundamental change and at the election of the holder, be converted into Company’s common stock at a conversion rate (subject to certain adjustments) equal to (i) the greater of (A) the sum of the conversion rate on the effective date of such fundamental change plus the additional shares received by holders of Series A Preferred Stock following such fundamental change (as set forth in the Certificate of Designations) and (B) the quotient of (x) $100.00, divided by (y) the greater of (1) the applicable holder stock price and (2) 66 2/3% of the closing sale price of the Company’s common stock on the issue date plus (ii) the number of shares of Company’s common stock that would be issued if any and all accumulated and unpaid dividends were paid in shares of Company’s common stock.

The Series A Preferred Stock contains limitations that prevent the holders thereof from acquiring shares of the Company’s common stock upon conversion that would result in (i) the number of shares beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then outstanding or (ii) the Series A Preferred Stock being converted into more than 19.99% of the shares of the Company’s common stock outstanding on the initial issue date of the Series A Preferred Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) without, in the latter instance, stockholder approval of such issuance.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY – (Continued)

Additional features of the Series A Preferred Stock are as follows:

a.

Liquidation – In the event of liquidation, holders of Series A Preferred Stock have preferential rights to liquidation payments over holders of common stock. Holders of Series A Preferred Stock shall be paid out of the assets of the Company at an amount equal to $100 per share plus all accumulated and unpaid dividends.

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock.

c.

Voting rights – Except as required by Delaware law, holders of the Series A Preferred Stock will have no voting rights except with respect to the approval of any material and adverse amendment to the Company’s certificate of incorporation, and certain significant holders of Series A Preferred Stock may have approval rights with respect to certain key economic terms of the Series A Preferred Stock, as set forth in the Certificate of Designations.

As of December 31, 2016, 64,500 shares of Series B Preferred Stock were issued and outstanding. Private Daseke’s board of directors declared quarterly dividends on the Series B Preferred Stock of $18.75 per share on October 13, 2016 and $12.50 per share on February 21, 2017. Both the October 13, 2016 and February 21, 2017 dividends were paid on February 27, 2017. As of December 31, 2016, accrued dividends of $1.2 million are in accrued expenses and other liabilities.

In February 2017, in connection with, and immediately prior to, the Closing, the Series B Preferred Stock were converted into 9,301,150 shares of Private Daseke’s common stock.

Warrants

At March 31, 2017, there were a total of 35,040,664 warrants outstanding to purchase 17,520,332 shares of the Company’s common stock.

Hennessy has issued warrants to purchase its common stock which were originally issued as part of units in the IPO (the Public Warrants). As of March 31, 2017, there are 19,959,908 Public Warrants outstanding. Hennessy has also issued 15,080,756 warrants (the Private Placement Warrants) to Sponsor in a private placement that closed simultaneously with the consummation of the IPO.

Each warrant entitles the registered holder to purchase one-half of one share of the Company’s common stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. The warrants may be exercised only for a whole number of shares of the Company’s common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire on February 27, 2022, five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Warrants are listed on the NASDAQ market under the symbol DSKEW.

The Company may call the Public Warrants for redemption at a price of $0.01 per warrant if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the Public Warrant holders.

NOTE 11 – STOCK-BASED COMPENSATION

On February 27, 2017, the Company and Hennessy’s common stockholders approved the 2017 Omnibus Incentive Plan (the Plan), whereby the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. Under the Plan, the Company is authorized to issue up to 4.5 million shares of common stock. For the three months ended March 31, 2017, the Company did not incur stock-based compensation expense.

NOTE 12 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under ERISA provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of $0.6 million in each of the three months ended March 31, 2017 and 2016.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 13 – INTEREST RATE SWAP

The Company uses interest rate swaps to manage risks related to interest rate movements. These interest rate swaps are reported at fair value on the consolidated balance sheets in Accrued Expenses and Other Liabilities.

The Company had an interest rate swap agreement which qualified for hedge accounting and accordingly was designated as a cash flow hedge. For this interest rate swap, the change in fair value on the effective portion of the hedge was recognized as a component of other comprehensive income. In conjunction with the Business Combination discussed in Note 2, this interest rate swap was terminated. At December 31, 2016, the fair value of this interest rate swap was a liability of $51,871.

The terms of the interest rate swap designated as a cash flow hedge at December 31, 2016 are as follows:

	Notional	Termination	Interest Rate	Interest Rate
Effective Date	Amount	Date	Received	Paid
11/12/2013	$12,000,000	4/30/2018	0.6%	3.63%

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office building facilities, terminal locations and revenue equipment under non-cancelable operating leases. Building and terminal rent expense under operating leases was $0.8 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. Tractor, trailer and other revenue equipment rent expense under operating leases was $3.9 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively.

Letters of Credit

The Company had outstanding letters of credit at March 31, 2017 totaling approximately $7.0 million, including those disclosed in Note 8. These letters of credit cover liability insurance claims.

Contingencies

The Company is involved in certain claims and pending litigation arising in the normal course of business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters. The Company maintains liability insurance to cover liabilities arising from these matters but is responsible for deductibles on such matters up to a certain threshold before the insurance is applied.

NOTE 15 – REPORTABLE SEGMENTS

The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations.

The Company’s operating segments also provide transportation and related services for one another.  Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results.  Intersegment revenues and expenses for the Flatbed Solutions segment totaled $0.9 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Intersegment revenues and expenses totaled for the Specialized Solutions segment $0.6 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 15 – REPORTABLE SEGMENTS – (Continued)

The following tables reflect certain financial data of the Company’s reportable segments for the three months ended March 31, 2017 and 2016 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2017
Total revenue	$81,304	$80,673	$(1,543)	$160,434
Operating income	3,879	1,007	(5,735)	(849)
Depreciation	7,083	7,751	39	14,873
Amortization of intangible assets	437	1,005	—	1,442
Income (loss) before income tax	2,105	(909)	(11,712)	(10,516)
Total assets	281,800	281,666	37,584	601,050

Three Months Ended March 31, 2016
Total revenue	$76,089	$81,574	$(782)	$156,881
Operating income	4,890	3,882	(5,803)	2,969
Depreciation	7,130	8,174	40	15,344
Amortization of intangible assets	489	1,040	—	1,529
Income (loss) before income tax	3,608	2,452	(8,349)	(2,289)
Total assets	301,129	308,356	10,585	620,070

NOTE 16 – SUBSEQUENT EVENTS

On May 1, 2017, the Company acquired 100% of the outstanding stock of Schilli Transportation Services, Inc. and certain of its affiliates (Schilli), based in Indiana and Big Freight Systems, Inc. (Big Freight), based in Steinbach, Manitoba for a combined consideration of $36.8 million, consisting of $33.4 million in cash and 342,133 shares of Daseke common stock valued at $3.44 million.  Additionally, the Company assumed approximately $32.5 million of outstanding debt.  Big Freight’s purchase agreement also contains an earn-out for additional cash consideration to be paid on the excess of each of 2017, 2018 and 2019’s EBITDA Amount over 2016’s EBITDA Amount (as defined in the purchase agreement), multiplied by 0.4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Daseke, Inc. is a leading provider of transportation and logistics solutions focused exclusively on open deck freight in North America. The transportation and logistics market is one of the largest industries in the United States. The open deck freight market represented an approximately $133 billion subset of the broader transportation and logistics market in 2016. The U.S. open deck freight market is expected to grow to approximately $150 billion in 2017-2018 and to approximately $174 billion in 2019.

The Company believes it is the largest owner of open deck equipment and the second largest provider of flatbed, open deck transportation and logistics solutions by revenue in North America. The Company delivers a comprehensive and diverse offering of flatbed and specialized transportation and logistics solutions to approximately 3,600 customers across 49 U.S. states, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that principally include super heavy haul, high-value customized, over-dimensional, step deck and removable gooseneck trailer solutions.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and asset-light operations (which consist of owner-operator transportation and freight brokerage). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. Approximately 65% of freight and brokerage revenue for the three months ended March 31, 2017 was derived from company-owned equipment and approximately 35% was derived from asset-light services.

Business Combination and Other Recent Developments

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Private Daseke, with Private Daseke surviving as a direct wholly-owned subsidiary of Hennessy. The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). See Note 2 of Notes to Consolidated Financial Statements for more information regarding the Business Combination.

On May 1, 2017, the Company completed mergers with two leading open-deck specialized transportation companies: the Schilli Companies, headquartered in Indiana, and Big Freight Systems Inc., headquartered in Steinbach, Manitoba.

How The Company Evaluates Its Operations

The Company uses a number of primary indicators to monitor its revenue and expense performance and efficiency, including Adjusted EBITDA, Adjusted EBITDAR, free cash flow and adjusted operating ratio, and its key drivers of revenue quality, growth, expense control and operating efficiency.  Adjusted EBITDA, Adjusted EBITDAR, free cash flow and adjusted operating ratio are not recognized measures under GAAP and should not be considered alternatives to, or more meaningful than, net income (loss), cash flows from operating activities, operating income, operating ratio, operating margin or any other measure derived in accordance with GAAP. See “Non-GAAP Financial Measures” for more information on the Company’s use of these non-GAAP measures, as well as a description of the computation and reconciliation of the Company’s Adjusted EBITDA, Adjusted EBITDAR and free cash flow to net income (loss) and adjusted operating ratio to operating ratio.

Revenue

The Company records three types of revenue: freight, brokerage and fuel surcharge. Freight revenue is generated by hauling freight for the Company’s customers using its trucks or its owner-operators’ equipment. Generally, the Company’s customers pay for its services based on the number of miles in the most direct route between pick-up and delivery locations and other ancillary services the Company provides. Freight revenue is the product of the number of revenue-generating miles driven and the rate per mile the Company receives from customers plus accessorial charges, such as loading and unloading freight for its customers, cargo protection, fees for detaining its equipment or fees for route planning and supervision. Freight revenue is affected by fluctuations in North American economic activity as well as changes in specific customer demand, the level of capacity in the industry and driver availability.

The Company’s brokerage revenue is generated primarily by its use of third-party carriers when it needs capacity to move its customers’ loads. The main factor that affects brokerage revenue is the availability of the Company’s drivers and owner-operators (and hence the need for third-party carriers) and the rate for the load. Brokerage revenue is also affected by fluctuations in North American economic activity as well as changes in the level of capacity in the industry and driver availability.

Fuel surcharges are designed to compensate the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers. However, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel efficiency due to engine idle time and other factors and to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. In general, a declining energy and fuel price environment, such as in 2015 and most of 2016, negatively affects the Company’s fuel surcharge revenues, and conversely, an environment with rising fuel and energy prices benefits its fuel surcharge revenues. Although the Company’s surcharge programs vary by customer, they typically involve a computation based on the change in national or regional fuel prices. The Company’s fuel surcharges are billed on a lagging basis, meaning it typically bills customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Also, its fuel surcharge programs typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.

Expenses

The Company’s most significant expenses vary with miles traveled and include driver wages, services purchased from owner-operators and other transportation providers (which are recorded on the “Purchased freight” line of the Company’s consolidated statements of operations) and fuel. Although driver-related expenses vary with miles traveled, the Company currently expects that its expenses relating to driver wages, as a percentage of operating revenues, will increase in the near-term, with or without changes in total miles, due to expected increases in average driver wages paid per mile in the general trucking industry. The expected increases in driver wages per mile are due to current market conditions caused by a lack of qualified drivers in the industry.

Maintenance and tire expenses and cost of insurance and claims generally vary with the miles the Company travels but also have a controllable component based on safety improvements, fleet age, efficiency and other factors. The Company’s primary fixed costs are depreciation of long-term assets (such as tractors, trailers and terminals), interest expense, rent and non-driver compensation.

The Company’s fuel surcharge programs help to offset increases in fuel prices but typically do not offset empty miles, idle time and out of route miles driven. As discussed above under “Revenue,” its fuel surcharge programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue. Due to this time lag, the Company’s fuel expense, net of fuel surcharge, negatively impacts its operating income during periods of sharply rising fuel costs and positively impacts its operating income during periods of falling fuel costs. In general, due to the fuel surcharge programs, its operating income is less negatively affected by an environment with higher, stable fuel prices than an environment with lower fuel prices. In addition to its fuel surcharge programs, the Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures. Also, the Company has arrangements with some of its significant fuel suppliers to buy the majority of its fuel at contracted pricing schedules that fluctuate with the market price of diesel fuel. The Company has not used derivatives as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

Factors Affecting the Comparability of the Company’s Financial Results

The Company’s historical results of operations may not be comparable or indicative of results after the consummation of the Business Combination as a result of the following:

•

Decreased Leverage. As of December 31, 2016, after giving pro forma effect to the Business Combination, the Company would have had approximately $295.0 million of outstanding total indebtedness compared to the actual outstanding total indebtedness of $338.5 million, in each case, prior to debt issuance costs. For the year ended December 31, 2016, the Company’s pro forma interest expense would have been approximately $3.4 million lower than its historical interest expense.

•

Public Company Expenses. The Company incurred, and will continue to incur, direct, incremental general and administrative expenses as a result of being a publicly traded company, including, but not limited to, costs associated with annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental general and administrative expenses, which the Company’s management estimates will total approximately $0.5 million annually, are not included in the Company’s historical financial results of operations.

•

Transaction Costs.  During the three months ended March 31, 2017, the Company expensed $1.6 million of transaction costs related to the Business Combination. There were no such expenses for the three months ended March 31, 2016.

•

Deferred Financing Fees. During the three months ended March 31, 2017, the Company expensed $3.9 million of unamortized deferred financing fees associated with debt refinanced in conjunction with the Business Combination. There were no such expenses for the three months ended March 31, 2016.

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended March 31, 2017 and 2016 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended March 31,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$125,555	78.3	$126,259	80.5	$(704)	(0.6)
Brokerage	20,869	13.0	20,604	13.1	265	1.3
Fuel surcharge	14,010	8.7	10,018	6.4	3,992	39.8
Total revenue	160,434	100.0	156,881	100.0	3,553	2.3

OPERATING EXPENSES:
Salaries, wages and employee benefits	50,121	31.2	50,355	32.1	(234)	(0.5)
Fuel	19,223	12.0	14,497	9.2	4,726	32.6
Operations and maintenance	23,224	14.5	20,701	13.2	2,523	12.2
Communications	404	0.3	484	0.3	(80)	(16.5)
Purchased freight	37,586	23.4	36,775	23.4	811	2.2
Administrative expenses	7,378	4.6	7,394	4.7	(16)	(0.2)
Sales and marketing	383	0.2	363	0.2	20	5.5
Taxes and licenses	2,281	1.4	2,333	1.5	(52)	(2.2)
Insurance and claims	4,123	2.6	4,041	2.6	82	2.0
Acquisition-related transaction expenses	445	0.3	15	*	430	*
Depreciation and amortization	16,315	10.2	16,873	10.8	(558)	(3.3)
(Gain) loss on disposition of revenue property and equipment	(200)	(0.1)	81	0.1	(281)	(346.9)
Total operating expenses	161,283	100.5	153,912	98.1	7,371	4.8
Operating ratio	100.5%		98.1%
Adjusted operating ratio(1)	98.1%		95.2%
INCOME (LOSS) FROM OPERATIONS	(849)	(0.5)	2,969	1.9	(3,818)	(128.6)

Other (income) expense:
Interest income	(4)	*	(20)	*	16	(80.0)
Interest expense	5,896	3.7	5,351	3.4	545	10.2
Write-off of unamortized deferred financing fees	3,883	2.4	—	*	3,883	*
Other	(108)	(0.1)	(73)	*	(35)	47.9
Total other expense	9,667	6.0	5,258	3.4	4,409	83.9

Loss before benefit for income taxes	(10,516)	(6.6)	(2,289)	(1.5)	(8,227)	359.4
Benefit for income taxes	(2,770)	(1.7)	(1,049)	(0.7)	(1,721)	164.1
Net loss	$(7,746)	(4.8)	$(1,240)	(0.8)	$(6,506)	524.7

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended March 31, 2017 and 2016 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended March 31, 2017 and 2016.

FLATBED SOLUTIONS

	Three Months Ended March 31,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$63,975	78.7	$62,648	82.3	$1,327	2.1
Brokerage	9,098	11.2	7,796	10.2	1,302	16.7
Fuel surcharge	8,231	10.1	5,645	7.4	2,586	45.8
Total revenue	81,304	100.0	76,089	100.0	5,215	6.9

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	23,829	29.3	23,647	31.1	182	0.8
Fuel	10,421	12.8	7,889	10.4	2,532	32.1
Operations and maintenance	8,917	11.0	7,553	9.9	1,364	18.1
Purchased freight	21,450	26.4	18,466	24.3	2,984	16.2
Depreciation and amortization	7,520	9.2	7,619	10.0	(99)	(1.3)
Other operating expenses	5,288	6.5	6,025	7.9	(737)	(12.2)
Total operating expenses	77,425	95.2	71,199	93.6	6,226	8.7
Operating ratio	95.2%		93.6%
Adjusted operating ratio(2)	92.9%		91.9%
INCOME FROM OPERATIONS	$3,879	4.8	$4,890	6.4	$(1,011)	(20.7)

OPERATING STATISTICS:
Total miles	37,440,887		37,277,502		163,385	0.4
Company-operated tractors	1,187		1,206		(19)	(1.6)
Owner-operated tractors	432		418		14	3.3
Number of trailers	2,936		2,967		(31)	(1.0)

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended March 31, 2017 and 2016 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended March 31, 2017 and 2016.

SPECIALIZED SOLUTIONS

	Three Months Ended March 31,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$62,974	78.1	$64,253	78.8	$(1,279)	(2.0)
Brokerage	11,771	14.6	12,883	15.8	(1,112)	(8.6)
Fuel surcharge	5,928	7.3	4,438	5.4	1,490	33.6
Total revenue	80,673	100.0	81,574	100.0	(901)	(1.1)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	25,394	31.5	24,959	30.6	435	1.7
Fuel	8,802	10.9	6,608	8.1	2,194	33.2
Operations and maintenance	14,047	17.4	12,940	15.9	1,107	8.6
Purchased freight	17,679	21.9	19,090	23.4	(1,411)	(7.4)
Depreciation and amortization	8,756	10.9	9,214	11.3	(458)	(5.0)
Other operating expenses	4,988	6.2	4,881	6.0	107	2.2
Total operating expenses	79,666	98.8	77,692	95.2	1,974	2.5
Operating ratio	98.8%		95.2%
Adjusted operating ratio(2)	98.2%		94.4%
INCOME FROM OPERATIONS	$1,007	1.2	$3,882	4.8	$(2,875)	(74.1)

OPERATING STATISTICS:
Total miles	24,639,862		24,606,431		33,431	0.1
Company-operated tractors	1,095		1,072		23	2.1
Owner-operated tractors	214		247		(33)	(13.4)
Number of trailers	3,387		3,334		53	1.6

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 2.3% to $160.4 million for the three months ended March 31, 2017 from $156.9 million for the three months ended March 31, 2016. The change in total revenue was primarily due to an increase in fuel surcharge of 39.8%. Freight revenue decreased 0.6% to $125.6 million for the three months ended March 31, 2017 from $126.3 million for the three months ended March 31, 2016 primarily due to a highly competitive freight market in select industries resulting in downward pressure on rates. Brokerage revenue was comparatively flat for the three months ended March 31, 2017 compared to the same period in 2016.

The Company’s Flatbed Solutions segment’s revenue was $81.3 million for the three months ended March 31, 2017 and $76.1 million for the three months ended March 31, 2016, an increase of 6.9%. This increase was primarily a result of the $2.6 million, or 45.8%, increase in fuel surcharge revenue. Increases in rates resulted in increases of $1.3 million, or 2.1%, in freight revenue and $1.3 million, or 16.7%, in brokerage revenues on comparatively flat miles compared to the same period in 2016.

The Company’s Specialized Solutions segment’s revenue was $80.7 million for the three months ended March 31, 2017 and $81.6 million for the three months ended March 31, 2016, a decrease of 1.1%. This decrease resulted from decreases of $1.3 million, or 2.0%, in freight revenues and $1.1 million, or 8.6%, in brokerage revenue resulting from a change in load mix to lower margin loads partially offset by an increase of $1.5 million, or 33.6%, in fuel surcharge revenue.

In both segments the increase in fuel surcharge revenue was the result of increases in fuel prices which commenced in the second quarter of 2016 and continued through the quarter ended March 31, 2017.

Salaries, Wages and Employee Benefits. Salaries, wages and employee benefits expense, which consists of compensation for all employees, is primarily affected by the number of miles driven by company drivers, the rate per mile paid to company drivers, employee benefits including, but not limited to, health care and workers’ compensation, and to a lesser extent, the number of, and compensation and benefits paid to, non-driver employees. In general, the Specialized Solutions segment drivers receive a higher driver pay per total mile than Flatbed Solutions segment drivers due to the former requiring a higher level of training and expertise.

Salaries, wages and employee benefits expense decreased 0.5% to $50.1 million for the three months ended March 31, 2017 from $50.4 million for the three months ended March 31, 2016. The decrease is primarily due to lower healthcare benefit costs partially offset by increased compensation for drivers.

The Company’s Flatbed Solutions segment had a $0.2 million, or 0.8%, increase in salaries, wages and employee benefits expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  This increase was primarily due to increases in total miles in the Flatbed Solutions segment partially offset by decreases in employee benefit costs.

The Company’s Specialized Solutions segment had a $0.4 million, or 1.7%, increase in salaries, wages and employee benefits expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to increases in driver compensation rates and a marginal increase in total miles in the Specialized Solutions segment partially offset by decreases in employee benefit costs.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with its equipment and the number of miles driven by its company drivers.

Total fuel expense increased $4.7 million, or 32.6%, to $19.2 million for the three months ended March 31, 2017 from $14.5 million for the three months ended March 31, 2016. This increase is primarily a result of higher fuel prices and a 0.3% increase in total miles. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.568 for the quarter ended March 31, 2017, compared to $2.071 for the same period in 2016, a 24.0% increase.

The Company’s Flatbed Solutions segment’s fuel expense increased 32.1% to $10.4 million for the three months ended Months 31, 2017 from $7.9 million for the three months ended March 31, 2016, primarily as a result of higher fuel prices combined with an increase in total miles of 0.4%.

The Company’s Specialized Solutions segment’s fuel expense increased 33.2% to $8.8 million for the three months ended March 31, 2017 from $6.6 million for the three months ended March 31, 2016, primarily as the result of higher fuel prices combined with an increase in total miles of 0.1%.

Operations and Maintenance. Operations and maintenance expense consists primarily of ordinary vehicle repairs and maintenance, costs associated with preparing tractors and trailers for sale or trade-in, driver recruiting, training and safety costs, permitting and pilot car fees and other general operations expenses. Operations and maintenance expense is primarily affected by the age of company-owned tractors and trailers, the number of miles driven in a period and driver turnover.

Operations and maintenance expense increased 12.2% to $23.2 million for the three months ended March 31, 2017 from $20.7 million for the three months ended March 31, 2016.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $1.4 million, or 18.1%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily from tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased throughout 2016 and the first quarter of 2017 and increased maintenance costs on increased total miles in the Flatbed Solutions segment.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $1.1 million, or 8.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily as a result of increased tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased throughout 2016 and the first quarter of 2017 and higher pilot car in alternative energy project loads, which require a greater use of pilot cars than the Company’s other loads.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 2.2% from $36.8 million during the three months ended March 31, 2016 to $37.6 million during the three months ended March 31, 2017. Purchased freight expense from owner-operators increased 4.2% from $21.6 million during the three months ended March 31, 2016 to $22.5 million during the three months ended March 31, 2017 primarily as a result of an increase in total loads and increases in fuel charge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers increased 0.9% from $14.3 million during the three months ended March 31, 2016 to $14.4 million during the three months ended March 31, 2017, primarily as a result of the increase in brokered loads.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 16.2% to $21.5 million for the three months ended March 31, 2017 from $18.5 million for the three months ended March 31, 2016, primarily due to increases in total loads requiring higher utilization of owner-operators and third party capacity providers. Purchased freight expense from owner-operators increased 9.6% to $14.9 for the three months ended March 31, 2017 from $13.6 million for the three months ended March 31, 2016. Purchased freight expense from third-party capacity providers increased 30.9% from $4.3 million during the three months ended March 31, 2016 to $5.6 million during the three months ended March 31, 2017, primarily as a result of the increase in brokered loads due to increases in total loads.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 7.4% to $17.7 million during the three months ended March 31, 2017 from $19.1 million during the three months ended March 31, 2016. Purchased freight expense from owner-operators decreased 4.8% from $8.0 million during the three months ended March 31, 2016 to $7.6 million during the three months ended March 31, 2017, primarily as a result of a decrease in total loads. Purchased freight expense from third-party capacity providers decreased 12.0% from $10.0 million during the three months ended March 31, 2016 to $8.8 million during the three months ended March 31, 2017, primarily as a result of a decrease in total loads.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment.

Depreciation and amortization expense decreased 3.3% to $16.3 million during the three months ended March 31, 2017 from $16.9 million during the three months ended March 31, 2016, primarily as a result of an increasing shift in the utilization of operating leases to finance tractor purchases.

The Company’s Flatbed Solutions segment had a 1.3% decrease in depreciation and amortization expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily as a result of a 1.0% decrease in company-owned trailers and a 1.6% reduction in company-owned tractors.

The Company’s Specialized Solutions segment had a 5.0% decrease in depreciation and amortization expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily on increased utilization of operating leases to finance tractor purchases.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license remained flat at $2.3 million during the three months ended March 31, 2017 and 2016. As a percentage of revenue, operating taxes and license expense was 1.4% for the three months ended March 31, 2017 compared to 1.5% for the same period in 2016.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 2.0% to $4.1 million during the three months ended March 31, 2017 from $4.0 million during the three months ended March 31, 2016. This increase can be primarily attributed to a marginal increase in total miles of 0.3%.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 82.8% to $9.8 million during the three months ended March 31, 2017 from $5.4 million during the three months ended March 31, 2016. This increase is primarily attributable to the write-off of unamortized debt issuance costs of $3.9 million upon refinancing of debt in conjunction with the Business Combination.

Income Tax. Income tax benefit increased from $1.0 million for the three months ended March 31, 2016 to $2.8 million for the three months ended March 31, 2017. The increase is primarily the result of the increase in loss before benefit for income taxes of $8.2 million for the three months ended March 31, 2017 compared to the same period in 2016. The effective tax rate was 26.3% for the three months ended March 31, 2017, compared to 45.8% for the three months ended March 31, 2016. The effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems, transaction expenses and withdrawn Private Daseke IPO expenses.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDAR and Free Cash Flow

Adjusted EBITDA, Adjusted EBITDAR and free cash flow are not recognized measures under GAAP. The Company uses these non-GAAP measures as supplements to its GAAP results in evaluating certain aspects of its business, as described below.

The Company defines Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) acquisition-related transaction expenses (including due diligence costs, legal, accounting and other advisory fees and costs, retention and severance payments and financing fees and expenses), (v) non-cash impairments, (vi) losses (gains) on sales of defective revenue equipment out of the normal replacement cycle, (vii) impairments related to defective revenue equipment sold out of the normal replacement cycle, (viii) initial public offering-related expenses (which offering Private Daseke withdrew at the end of 2015), (ix) expenses related to the Business Combination and related transactions, (x) non-cash stock and equity-compensation expense, and (xi) accounting charges resulting from accounting for the possible earn-out pursuant to the Business Combination. The Company defines Adjusted EBITDAR as Adjusted EBITDA plus tractor operating lease charges.

The Company’s board of directors and executive management team use Adjusted EBITDA and Adjusted EBTIDAR as key measures of its performance and for business planning. Adjusted EBITDA and Adjusted EBTIDAR assist them in comparing its operating performance over various reporting periods on a consistent basis because they remove from the Company’s operating results the impact of items that, in their opinion, do not reflect the Company’s core operating performance. Adjusted EBITDA and Adjusted EBITDAR also allow the Company to more effectively evaluate its operating performance by allowing it to compare the results of operations against its peers without regard to its or its peers’ financing method or capital structure. Adjusted EBITDAR is used to view operating results before lease charges as these charges can vary widely among trucking companies due to differences in the way that trucking companies finance their fleet acquisitions. The Company’s method of computing Adjusted EBITDA is substantially consistent with that used in its debt covenants and also is routinely reviewed by its management for that purpose.

The Company believes its presentation of Adjusted EBITDA and Adjusted EBITDAR is useful because they provide investors and industry analysts the same information that the Company uses internally for purposes of assessing its core operating performance. However, Adjusted EBITDA and Adjusted EBITDAR are not substitutes for, or more meaningful than, net income (loss), cash flows from operating activities, operating income or any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as Adjusted EBITDA and Adjusted EBITDAR. Certain items excluded from Adjusted EBITDA and Adjusted EBITDAR are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital, tax structure and the historic costs of depreciable assets. Also, other companies in its industry may define Adjusted EBITDA and Adjusted EBITDAR differently than the Company does, and as a result, it may be difficult to use Adjusted EBITDA, Adjusted EBITDAR or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to its performance. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered measures of the income generated by the Company’s business or discretionary cash available to it to invest in the growth of its business. The Company’s management compensates for these limitations by relying primarily on the Company’s GAAP results and using Adjusted EBITDA and Adjusted EBITDAR supplementally.

The Company defines free cash flow as Adjusted EBITDA less net capital expenditures (capital expenditures less proceeds from equipment sales).  Its board of directors and executive management team use free cash flow to assess its performance and ability to fund operations and make additional investments. Free cash flow represents the cash that its business generates from operations, before taking into account cash movements that are non-operational. The Company believes its presentation of free cash flow is useful because it is one of several indicators of its ability to service debt, make investments and/or return capital to its stockholders. The Company also believes that free cash flow is one of several benchmarks used by investors and industry analysts for comparison of performance in its industry, although its measure of free cash flow may not be directly comparable to similar measures reported by other companies. Furthermore, free cash flow is not a substitute for, or more meaningful than, net income (loss), cash flows from operating activities, operating income or any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as free cash flow. Accordingly, free cash flow should not be considered a measure of the income generated by its business or discretionary cash available to it to invest in the growth of its business. The Company’s management compensates for these limitations by relying primarily on the Company’s GAAP results and using free cash flow supplementally.

A reconciliation of Adjusted EBITDA, Adjusted EBITDAR and free cash flow to net loss for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016

Net loss	$(7,746)	$(1,240)
Depreciation and amortization	16,315	16,873
Interest income	(4)	(20)
Interest expense	9,779	5,351
Income tax benefit	(2,770)	(1,049)
Acquisition-related transaction expenses	445	211
Withdrawn initial public offering-related expenses	—	2,548
Net losses on sales of defective revenue equipment out of the normal replacement cycle	—	48
Expenses related to the Business Combination and related transactions	1,553	—
Tractor operating lease charges	3,812	2,523
Adjusted EBITDAR	$21,384	$25,245
Less tractor operating lease charges	(3,812)	(2,523)
Adjusted EBITDA	$17,572	$22,722
Net capital expenditures	(39)	(5,896)
Free cash flow	$17,533	$16,826

Adjusted Operating Ratio

Adjusted operating ratio is not a recognized measure under GAAP. The Company uses adjusted operating ratio as a supplement to its GAAP results in evaluating certain aspects of its business, as described below. The Company defines adjusted operating ratio as (a) total operating expenses (i) less fuel surcharges, acquisition-related transaction expenses, non-cash impairment charges and initial public offering-related expenses (which offering Daseke withdrew at the end of 2015) and (ii) further adjusted for the net impact of the step-up in basis resulting from acquisitions (such as increased depreciation and amortization expense), as a percentage of (b) total revenue excluding fuel surcharge revenue.

The Company’s board of directors and executive management team view adjusted operating ratio, and its key drivers of revenue quality, growth, expense control and operating efficiency, as a very important measure of the Company’s performance. The Company believes fuel surcharge is often volatile and eliminating the impact of this source of revenue (by eliminating fuel surcharge from revenue and by netting fuel surcharge against fuel expense) affords a more consistent basis for comparing its results of operations between periods. The Company also believes excluding acquisition-related transaction expenses, additional depreciation and amortization expenses as a result of acquisitions, non-cash impairments and withdrawn initial public offering-related expenses enhances the comparability of its performance between periods.

The Company believes its presentation of adjusted operating ratio is useful because it provides investors and industry analysts the same information that it uses internally for purposes of assessing its core operating profitability. However, adjusted operating ratio is not a substitute for, or more meaningful than, operating ratio, operating margin or any other measure derived solely from GAAP measures, and there are limitations to using non-GAAP measures such as adjusted operating ratio. Although the Company believes that adjusted operating ratio can make an evaluation of its operating performance more consistent because it removes items that, in its opinion, do not reflect its core operations, other companies in its industry may define adjusted operating ratio differently than it does. As a result, it may be difficult to use adjusted operating ratio or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to the Company’s performance. The Company’s management compensates for these limitations by relying primarily on its GAAP results and using adjusted operating ratio supplementally.

A reconciliation of adjusted operating ratio to operating ratio for each of the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Total revenue	$160,434	$156,881
Fuel surcharge	14,010	10,018
Operating revenue, net of fuel surcharge	$146,424	$146,863

Total operating expenses	$161,283	$153,912
Fuel surcharge	14,010	10,018
Acquisition-related transaction expenses	445	196
Withdrawn initial public offering-related expenses	—	2,548
Expenses related to the Business Combination and related transactions	1,553	—
Net impact of step-up in basis of acquired assets	1,702	1,294
Adjusted operating expenses	$143,573	$139,856

Operating ratio	100.5%	98.1%
Adjusted operating ratio	98.1%	95.2%

A reconciliation of the Company’s Flatbed Solutions segment’s adjusted operating ratio to operating ratio for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Total revenue(1)	$81,304	$76,089
Fuel surcharge	8,231	5,645
Operating revenue, net of fuel surcharge	$73,073	$70,444

Total operating expenses	$77,425	$71,199
Fuel surcharge	8,231	5,645
Net impact of step-up in basis of acquired assets	1,332	820
Adjusted operating expenses	$67,862	$64,734

Operating ratio	95.2%	93.6%
Adjusted operating ratio	92.9%	91.9%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Specialized Solutions segment’s adjusted operating ratio to Operating Ratio for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Total revenue(1)	$80,673	$81,574
Fuel surcharge	5,928	4,438
Operating revenue, net of fuel surcharge	$74,745	$77,136

Total operating expenses	$79,666	$77,692
Fuel surcharge	5,928	4,438
Net impact of step-up in basis of acquired assets	370	474
Adjusted operating expenses	$73,368	$72,780

Operating ratio	98.8%	95.2%
Adjusted operating ratio	98.2%	94.4%

(1)Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Liquidity and Capital Resources and Capital Requirements

Overview

The Company’s business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on its fleet and other assets, working capital changes, principal and interest payments on debt obligations, letters of credit to support insurance requirements and tax payments. The Company expects net capital expenditures to be approximately $49.0 million for 2017.

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facility. The Company had the following sources of liquidity available at March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016

Cash	$38,549	$3,695
Availability under revolving line of credit	51,601	32,958
Total	$90,150	$36,653

Cash increased by $34.9 million from December 31, 2016 to March 31, 2017.  This increase primarily resulted from proceeds of new debt financing and equities issued, net of debt repayments and share repurchases, in conjunction with the Business Combination. Net proceeds totaled $34.7 million. See Note 2 of Notes to Consolidated Financial Statements for more information.

As of February 27, 2017, the Company has (i) a $350.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan and up to $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base). The Delayed Draw Term Loans are available to support the Company’s acquisition activities. See Note 8 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility, the ABL Facility, the Senior Term Loan and the Line of Credit.

The Company believes it can finance its expected cash needs, including debt repayment, in the short-term with cash flows from operations and borrowings available under the ABL Facility. The Company expects that the Term Loan Facility and ABL Facility will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures, and working capital needs. Over the long-term, the Company will continue to have significant capital requirements, and expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of these funding requirements, the Company likely will need to sell additional equity or debt securities or seek additional financing through additional borrowings, lease financing or equity capital. The availability of financing or equity capital will depend upon the financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing or equity capital is not available at the time it needs to incur such expenditures, then the Company may be required to extend the maturity of then outstanding indebtedness, rely on alternative financing arrangements or engage in asset sales.

Cash Flows

The Company’s summary statements of cash flows information for the three months ended March 31, 2017 and 2016 is set forth in the table below:

	Three Months Ended March 31,
(In thousands)	2017	2016

Net cash provided by operating activities	$1,394	$16,079
Net cash provided by (used in) investing activities	$(39)	$1,806
Net cash provided by (used in) financing activities	$33,499	$(15,998)

Operating Activities. Cash provided by the Company’s operating activities primarily consists of net income or loss adjusted for certain non-cash items, including depreciation and amortization, deferred interest, gain/loss on disposal of property and equipment, deferred income taxes, deferred gain and interest recognized on sales-type leases and the effect of changes in working capital and other activities.

Cash provided by operating activities was $1.4 million during the three months ended March 31, 2017 and consisted of $7.7 million of net loss plus $17.2 million of non-cash items, consisting primarily of depreciation and amortization partially offset by increases in deferred taxes, less $8.1 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the three months ended March 31, 2017 primarily reflect a $13.2 million increase in accounts receivable, $0.9 million in payments received on sales-type leases, and an $3.9 million increase in accounts payable and accrued expenses. Cash provided by operating activities was $16.1 million during the three months ended March 31, 2016 and consisted of $1.2 million of net loss plus $16.3 million of non-cash items, consisting primarily of depreciation and amortization and deferred taxes, plus $1.0 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the three months ended March 31, 2016 primarily reflect a

$1.1 million increase in accounts receivable, $0.8 million in payments received on sales-type leases, a $0.8 million increase in drivers’ advances and other receivables, a $2.7 million decrease in prepaid expenses and other assets, and a $0.6 million decrease in accounts payable and accrued expenses.

The $14.7 million decrease in cash provided by operating activities during the three months ended March 31, 2017 as compared with the three months ended March 31, 2016 was primarily the result of a $6.5 million increase in net loss, a $3.9 million write-off of unamortized deferring financing fees in February 2017 in conjunction with the Business Combination and $8.1 million of net cash used for working capital and other activities during the three months ended March 31, 2017 as compared to $1.0 million of net cash provided by working capital and other activities during the same period in 2016.

Investing Activities. Cash flows from investing activities decreased from $1.8 million provided by investing activities for the three months ended March 31, 2016 to $39 thousand used in investing activities for the three months ended March 31, 2017 primarily due to more purchases of revenue equipment and lower proceeds on the disposal of revenue equipment in the three months ended March 31, 2017 compared to the same period in 2016.

Total net capital expenditures for the three months ended March 31, 2017 and 2016 are shown below:

	Three Months Ended March 31,
(In thousands)	2017	2016

Revenue equipment (tractors, trailers and trailer accessories)	$1,104	$369
Buildings and building improvements	57	178
Other	333	244
Total cash capital expenditures	$1,494	$791
Less: Proceeds from sales of property and equipment	(1,455)	(2,597)
Net cash capital proceeds (expenditures)(1)	$39	$(1,806)
(1)

The Company acquires property and revenue equipment with debt and capital lease obligations.  For the three months ended March 31, 2016, the Company incurred $7.7 million, of debt and capital lease obligations to acquire property and revenue equipment. No debt or capital lease financing was utilized for property and revenue equipment acquisitions in the three months ended March 31, 2017.

The following tables provide details on the cash and noncash components of gross capital expenditures for the Company’s reportable segments for the three months ended March 31, 2017 and 2016 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2017
Cash flows from investing activities
Purchases of property and equipment	$86	$1,384	$24	$1,494
Proceeds from sale of property and equipment	(458)	(997)	—	(1,455)
Gross capital expenditures	$(372)	$387	$24	$39

Three Months Ended March 31, 2016
Cash flows from investing activities
Purchases of property and equipment	$82	$656	$53	$791
Proceeds from sale of property and equipment	(1,355)	(1,242)	—	(2,597)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	2,423	5,279	—	7,702
Gross capital expenditures	$1,150	$4,693	$53	$5,896

Financing Activities. Cash flows from financing activities increased from $16.0 million used in financing activities for the three months ended March 31, 2016 to $33.5 million provided by financing activities for the three months ended March 31, 2017. This increase was primarily a result of a recapitalization and refinancing of outstanding long-term debt in conjunction with the Business Combination. The recapitalization included $64.6 million proceeds upon issuance of common stock and $65.0 million proceeds upon issuance of Series A Preferred Stock partially offset by $36.2 million in repurchases of common stock.  Cash inflows from the recapitalization and proceeds from a new $250.0 million term loan (discussed under Material Debt below) were utilized in part for repayments of $66.7 million in subordinated debt, $211.1 million in long-term debt and $16.7 million on the line of credit and $14.2 million in financing fees.  Excluding cash flows from the Business Combination, cash flows from financing activities included $9.8 million net advances on the line of credit, $9.3 million repayments of long-term debt and $2.0 million Series B Convertible Preferred Stock dividends.

Material Debt

Overview

As of March 31, 2017, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and capital lease agreements; and
•	bank mortgage secured by real estate

The amounts outstanding under such agreements were as follows as of March 31, 2017 (in thousands):

Term Loan Facility	$250,000
Mortgages	2,725
Equipment term loans and capital leases	42,025
Total long-term debt and capital leases	294,750
Less: current portion	(14,131)
Long-term debt and capital leases, less current portion	$280,619

See Note 8 of Notes to Consolidated Financial Statements for information regarding the Company’s material debt.

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. Daseke had stand-by letters of credit in the amount of $7.0 million at March 31, 2017. The letters of credit provide collateral primarily for liability insurance claims. Also, the Company leases certain revenue equipment, terminals and office building facilities under non-cancelable operating leases. Daseke’s rent expense under these leases for the three months ended March 31, 2017 was approximately $0.8 million.

At March 31, 2017, there were 17,520,332 shares of common stock issuable upon exercise of outstanding warrants.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Current Report on Form 8-K/A filed on March 16, 2017. The Company considers certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. The Company identifies and discusses these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Current report on Form 8-K/A filed on March 16, 2017. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Quarterly Report on Form 10-Q with the Audit Committee of the Company’s board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk since December 31, 2016.  For further information on our market risk, refer to “Item 2.01. Completion of Acquisition or Disposition of Assets—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk—Quantitative and Qualitative Disclosures About Market Risk” in our Current Report on Form 8-K/A filed March 16, 2017.

Item 4. Controls and Procedures

On February 27, 2017, Hennessy Capital Acquisition Corp. II (Hennessy) consummated the merger of Hennessy’s wholly-owned subsidiary, HCAC Merger Sub, Inc., with and into Daseke, Inc. (Daseke), with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination). Upon the closing of the Business Combination on February 27, 2017, the sole business conducted by the Company is the business conducted by Daseke. Also, as a result of the Business Combination, the internal control over financial reporting utilized by Daseke prior to the Business Combination became the internal control over financial reporting of the Company.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Current Report on Form 8-K filed on March 3, 2017, as amended on March 16, 2017 and May 4, 2017.

Item 6. Exhibits

Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 10, 2017	DASEKE, INC.

	By:	/s/ R. Scott Wheeler
	Name:	R. Scott Wheeler
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial
Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2

Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 (File No. 333-205152) filed by the registrant on June 22, 2015).

4.1	Specimen stock certificate for the registrant’s common stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.2

Specimen stock certificate for the registrant’s 7.625% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.3	Specimen warrant certificate (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.4

Warrant Agreement, dated July 22, 2015 between Continental Stock Transfer & Trust Company and the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 28, 2015).

4.5

Sponsor Warrants Purchase Agreement, dated May 11, 2015, among the registrant and Hennessy Capital Partners II LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (No. 333-205152) filed by the registrant on June 22, 2015).

4.6

Form of Backstop and Subscription Agreement by and among the registrant, Hennessy Capital Partners II LLC and the investor(s) party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on December 29, 2016).

4.7

Amended and Restated Registration Rights Agreement, dated as of February 27, 2017, by and among the registrant, Daseke Companies, Inc. (f/k/a Daseke, Inc.), Hennessy Capital Partners II LLC, and certain security holders of the registrant party thereto (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.8	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on December 29, 2016).

4.9

Form of Subscription Agreement for 7.625% Series A Convertible Cumulative Preferred Stock by and among the registrant and the investor(s) party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on December 29, 2016).

4.10

Securities Subscription Agreement by and among the registrant and the Hennessy Capital Partners II LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed by the registrant on June 22, 2015).

4.11

Sponsor Share Forfeiture Agreement, dated December 22, 2016, by and among the registrant, HCAC Merger Sub, Inc., Daseke, Inc., and Don R. Daseke, solely in his capacity as the Stockholder Representative (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 8-K filed by the registrant on December 29, 2016).

Exhibit No.	Exhibit
10.1

Term Loan Agreement, dated as of February 27, 2017, among the registrant, HCAC Merger Sub, Inc. (which merged with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.), as borrower, certain financial institutions party thereto, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, UBS Securities LLC, and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.2

Fifth Amended and Restated Revolving Credit and Security Agreement, dated February 27, 2017, among the registrant, HCAC Merger Sub, Inc. (which merged with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.) and certain of its subsidiaries party thereto, PNC Bank, National Association, as lender and agent, and certain financial institutions, as lenders, from time to time party thereto(incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.3

Employment Agreement, dated February 27, 2017, by and between the registrant and Don R. Daseke (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.4

Employment Agreement, dated February 27, 2017, by and between the registrant and R. Scott Wheeler (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.5

Employment Agreement, dated February 27, 2017, by and between the registrant and Angie J. Moss (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.6

Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.7	Form of Restricted Stock Unit Award Agreement of the registrant (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.8	Form of Non-Qualified Stock Option Award Agreement of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.9

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.10	Daseke, Inc. 2017 Management Stock Ownership Program (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.11	Daseke, Inc. 2017 Stock Ownership Program for Employees (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.12	Daseke, Inc. 2017 Stock Ownership Program for Truck Driver Employees (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.13	Daseke, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Exhibit
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________________

*	Filed herewith.
**	Furnished herewith.