Form 10-Q
period 2017-06-30
Daseke, Inc.
filed 2017-08-09
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Registrant’s Telephone Number, Including Area Code: (972) 248-0412 Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common shares of the registrant outstanding at August 9, 2017 were 38,058,101.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$41,584	$3,695
Accounts receivable, net of allowance of $346 and $321 at June 30, 2017 and December 31, 2016, respectively	88,224	54,177
Drivers’ advances and other receivables	2,707	2,632
Current portion of net investment in sales-type leases	4,790	3,516
Parts supplies	3,947	1,467
Income tax receivable	158	719
Prepaid and other current assets	16,192	13,504
Total current assets	157,602	79,710

Property and equipment, net	345,989	318,747
Intangible assets, net	68,768	71,653
Goodwill	108,413	89,035
Other long-term assets	14,223	11,090
Total assets	694,995	570,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	925	1,166
Accounts payable	9,898	4,788
Accrued expenses and other liabilities	22,137	16,104
Accrued payroll, benefits and related taxes	12,191	7,835
Accrued insurance and claims	9,803	9,840
Current portion of long-term debt	21,520	52,665
Total current liabilities	76,474	92,398

Line of credit	—	6,858
Long-term debt, net of current portion	325,124	208,372
Deferred tax liabilities	106,515	92,815
Other long-term liabilities	227	286
Subordinated debt	—	66,443
Total liabilities	508,340	467,172

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65,000	65,000	—
Series B convertible preferred stock, $0.01 par value; 75,000 shares authorized; 0 and 64,500 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	1
Common stock (par value $0.0001 per share); 250,000,000 shares authorized, 38,058,101 and 20,980,961 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	1
Additional paid-in-capital	150,190	117,807
Accumulated deficit	(29,046)	(14,694)
Accumulated other comprehensive income (loss)	507	(52)
Total stockholders’ equity	186,655	103,063
Total liabilities and stockholders’ equity	$694,995	$570,235

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Freight	$149,654	$136,792	$275,209	$263,051
Brokerage	28,656	21,778	49,525	42,382
Logistics	2,700	—	2,700	—
Fuel surcharge	16,313	11,787	30,323	21,805
Total revenue	197,323	170,357	357,757	327,238

Operating expenses:
Salaries, wages and employee benefits	58,186	50,207	108,307	100,562
Fuel	20,466	17,283	39,689	31,780
Operations and maintenance	28,967	24,358	52,191	45,059
Communications	549	354	952	838
Purchased freight	49,760	41,185	87,346	77,960
Administrative expenses	8,022	5,096	15,400	12,490
Sales and marketing	555	483	937	846
Taxes and licenses	2,611	2,345	4,892	4,678
Insurance and claims	5,042	4,542	9,165	8,583
Acquisition-related transaction expenses	1,037	3	1,483	18
Depreciation and amortization	17,638	16,644	33,953	33,517
(Gain) loss on disposition of revenue property and equipment	26	571	(174)	652
Total operating expenses	192,859	163,071	354,141	316,983
Income from operations	4,464	7,286	3,616	10,255

Other (income) expense:
Interest income	(50)	(16)	(54)	(36)
Interest expense	6,544	5,446	12,440	10,797
Write-off of unamortized deferred financing fees	—	—	3,883	—
Other	(107)	(129)	(215)	(202)
Total other expense	6,387	5,301	16,054	10,559

Income (loss) before provision (benefit) for income taxes	(1,923)	1,985	(12,438)	(304)
Provision (benefit) for income taxes	2,184	974	(586)	(75)
Net income (loss)	(4,107)	1,011	(11,852)	(229)

Other comprehensive loss:
Unrealized income (loss) on interest rate swaps	—	(1)	52	(61)
Foreign currency translation adjustments	507	—	507	—
Comprehensive income (loss)	(3,600)	1,010	(11,293)	(290)

Net income (loss)	(4,107)	1,011	(11,852)	(229)
Less dividends to Series A convertible preferred stockholders	(1,693)	—	(1,694)	—
Less dividends to Series B convertible preferred stockholders	—	(1,243)	(806)	(2,486)
Net loss attributable to common stockholders	$(5,800)	$(232)	$(14,352)	$(2,715)

Net loss per common share:
Basic and Diluted	$(0.15)	$(0.01)	$(0.44)	$(0.13)
Weighted-average common shares outstanding:
Basic and Diluted	37,945,310	20,980,961	32,468,674	20,980,961

Dividends declared per Series A convertible preferred share	$0.68	$—	$0.68	$—
Dividends declared per Series B convertible preferred share	$—	$18.75	$12.50	$37.50

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2017

(Unaudited)

(In thousands, except share data)

	Series A Convertible		Series B Convertible						Accumulated
	Preferred Stock		Preferred Stock		Common Stock				Other
				Par		Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Shares	Value	Paid- In Capital	Deficit	Loss	Total
Balance, January 1, 2017 as previously reported	—	$—	64,500	$1	145,495	$1	$117,807	$(14,694)	$(52)	$103,063
Effect of reverse acquisition	—	—	—	—	20,835,466	1	—	—	—	1
Balance at January 1, 2017	—	—	64,500	1	20,980,961	2	117,807	(14,694)	(52)	103,064
Income on interest rate swaps	—	—	—	—	—	—	—	—	52	52
Series B convertible preferred stock dividend	—	—	—	—	—	—	—	(806)	—	(806)
Repurchase of common shares	—	—	—	—	(3,616,781)	—	(36,168)	—	—	(36,168)
Conversion of Series B convertible preferred stock to common shares	—	—	(64,500)	(1)	9,301,150	1	—	—	—	—
Shares assumed by legal acquirer	—	—	—	—	11,050,630	1	83,639	—	—	83,640
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(19,063)	—	—	(19,063)
Issuance of Series A convertible preferred stock	650,000	65,000	—	—	—	—	—	—	—	65,000
Issuance of common stock	—	—	—	—	342,133	—	3,437	—	—	3,437
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(1,694)	—	(1,694)
Stock-based compensation expense	—	—	—	—	—	—	538	—	—	538
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	507	507
Net loss	—	—	—	—	—	—	—	(11,852)	—	(11,852)
Balance at June 30, 2017	650,000	$65,000	—	$—	38,058,093	$4	$150,190	$(29,046)	$507	$186,655

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(11,852)	$(229)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	31,069	30,470
Amortization of intangible assets	2,884	3,047
Amortization of deferred financing fees	793	563
Write-off of deferred financing fees	3,883	—
Stock-based compensation expense	538	—
Deferred taxes	(1,419)	(653)
Bad debt expense	221	—
Non-cash interest expense	92	534
(Gain) loss on disposition of property and equipment	(157)	653
Deferred gain recognized on sales-type leases	(339)	(342)
Changes in operating assets and liabilities
Accounts receivable	(20,311)	(2,357)
Drivers’ advances and other receivables	102	(540)
Payments received on sales-type leases	2,076	1,782
Other current assets	433	3,490
Accounts payable	1,344	2,080
Accrued expenses and other liabilities	4,714	(2,284)
Net cash provided by operating activities	14,071	36,214

Cash flows from investing activities
Purchase of property and equipment	(6,806)	(1,769)
Proceeds from sale of property and equipment	2,952	3,979
Cash paid in acquisitions, net of cash acquired	(40,571)	—
Net cash provided by (used in) investing activities	(44,425)	2,210

Cash flows from financing activities:
Checks outstanding in excess of bank balances	(241)	(881)
Advances on line of credit	343,083	346,479
Repayments on line of credit	(349,939)	(352,259)
Principal payments on and payoff of long-term debt	(224,587)	(43,175)
Proceeds from Term Loan Facility	289,500	14,188
Deferred financing fees	(14,266)	(488)
Pay off of subordinated debt	(66,715)	—
Issuance of common stock	64,577	—
Repurchase of common stock	(36,168)	—
Issuance of Series A convertible preferred stock	65,000	—
Series B convertible preferred stock dividends	(2,016)	(2,419)
Net cash provided by (used in) financing activities	68,228	(38,555)

Effect of exchange rates on cash	15	—

Net increase (decrease) in cash	37,889	(131)
Cash – beginning of period	3,695	4,886
Cash – end of period	$41,584	$4,755

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in thousands)

	Six months ended
	June 30,
	2017	2016
Supplemental disclosure of cash flow information
Cash paid for interest	$17,728	$10,001
Cash paid for income taxes	$436	$615

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	$5,139	$22,897
Property and equipment sold for notes receivable	$70	$283
Property and equipment transferred to sales-type lease	$4,842	$5,213
Assets held for sale returned to property and equipment	$—	$351
Sales-type lease returns to property and equipment	$645	$69
Sales-type lease assets sold for notes receivable	$12,700	$13,099
Sales-type lease returns to sales-type lease assets	$6,957	$6,712
Common stock issued in acquisitions	$3,438	$—
Accrued Series A convertible preferred dividends	$1,693	$—
Accrued Series B convertible preferred dividends	$—	$1,344

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

Daseke, Inc. was formed in 2008 and began operations on January 1, 2009. Daseke is engaged in full service open-deck trucking that specializes primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States and Canada and into Mexico with trailers. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

Unless expressly stated otherwise, references to the Company or Daseke refers to Daseke, Inc. and its wholly owned subsidiaries, Hennessy refers to the registrant prior to the closing of the Business Combination, and Private Daseke refers to Daseke, Inc. and its subsidiaries prior to the closing of the Business Combination.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2016 as set forth in the Company’s Current Report on Form 8-K/A, filed with the SEC on March 16, 2017.

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

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of June 30, 2017 and December 31, 2016, the balance of deferred financing fees was $13.7 million and $4.1 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $0.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively, which is included in interest expense. In February 2017, in conjunction with new term loan financing discussed in Note 9, the Company incurred deferred financing costs of $14.2 million and expensed unamortized deferred financing fees totaling $3.9 million.

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

The fair value of the Company’s interest rate swaps is determined using cash flow computer models with unobservable inputs, therefore the liability for interest rate swaps is classified within Level 3 of the fair value framework. In conjunction with the Business Combination discussed in Note 2, the Company’s lone interest rate swap was terminated. At December 31, 2016, the fair value of this liability was $51,871 and is classified in accrued expenses and other liabilities on the consolidated balance sheets.  The tables below are a summary of the changes in the fair value of this liability for the three and six months ended June 30, 2017 and 2016 (in thousands):

2016
Balance at January 1, 2016	$(124)
Change in fair value	(62)

Balance at March 31, 2016	(186)
Change in fair value	(1)
Balance at June 30, 2016	$(187)

2017
Balance at January 1, 2017	$(52)
Change in fair value	52
Balance at June 30, 2017	$—

Stock-Based Compensation

Awards of equity instruments issued to employees and directors are accounted for under the fair value method of accounting and recognized in the consolidated statements of operations. Compensation cost is measured for all stock-based awards at fair value on the date of grant and recognized using the straight-line method over the service period over which the awards are expected to vest.

Fair value of all time-vested options as of the date of grant is estimated using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company does not have a sufficient history of exercise behavior, expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. The risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected term of the stock option. Expected volatility is calculated using an index of publicly traded peer companies.

Fair values of nonvested stock awards (restricted stock units) are equal to the market value of the common stock on the date of the award with compensation costs amortized over the vesting period of the award.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has ten operating segments as of June 30, 2017 and eight operating segments as of June 20, 2016 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings (loss).

For the three and six months ended June 30, 2017, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. For the three and six months ended June 30, 2017 and 2016, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted earnings per share as their effects were anti-dilutive. For the three and six months ended June 30, 2017, there was no dilutive effect from the Merger Agreement earn-out provision (see Note 2) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants).

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants in connection with equity offerings in accordance with the provisions of the Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). See Note 11 for additional details on the common stock purchase warrants.

The Company assessed the classification of its common stock purchase warrants and determined that such instruments meet the criteria for equity classification at the time of issuance.

Foreign Currency Gains and Losses

The local currency is the functional currency for the Company’s operations in Canada. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into U.S. dollars are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) until a partial or complete liquidation of the Company’s net investment in the foreign operation.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

From time to time, the Company’s foreign operations may enter into transactions that are denominated in a currency other than their functional currency. These transactions are initially recorded in the functional currency of the operating company based on the applicable exchange rate in effect on the date of the transaction. Monthly, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the remeasurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded in the consolidated statements of operations of the foreign operating company as a component of foreign exchange gain or loss.

New Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarify the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award requires the application of modification accounting. Modification accounting will apply unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 will become effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted. The Company does not expect ASU 2017-09 to have a material impact on its consolidated results of operations, financial condition, cash flows, or financial statement disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years beginning December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017, and applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its consolidated results of operations, financial condition, cash flows, or financial statement disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718). ASU 2016-09 requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. ASU 2016-09 also allows for the Company to repurchase more of the Company’s shares for tax withholding purposes without triggering liability accounting. In addition, ASU 2016-09 allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Adoption of this pronouncement and election to account for forfeitures as they occur did not have a material impact on its consolidated results of operations, financial condition, cash flows or financial statement disclosures.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 amends various aspects of existing guidance for leases.  ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities of lessees on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial position and results of operations.

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

In March 2016, the FASB issued an ASU that further clarifies guidance under ASU 2014-09 with respect to principal versus agent considerations in revenue from contracts with customers. In the second quarter of 2016, the FASB issued two ASUs that provide additional guidance when identifying performance obligations and licenses as well as allowing for certain narrow scope improvements and practical expedients. In May 2017, the FASB issued an ASU that provides guidance on the identification of the customer in a service concession arrangement. The Company is in the process of evaluating ASU 2014-09, including the expected impact on business processes, systems and controls, and potential differences in the timing and/or method of revenue recognition for contracts. The Company has not determined if adoption of ASU 2014-09 will have a material impact on results of operations in the periods after adoption and expects to complete its assessment of the cumulative effect of adopting ASU 2014-09 during the third quarter of 2017.

NOTE 2 – BUSINESS COMBINATION

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination) pursuant to the Agreement and Plan of Merger, dated December 22, 2016 (the Merger Agreement). The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). The full 15 million shares are only payable if (i) the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) for 2017, 2018 and 2019 is at least $140.0 million, $170.0 million and $200.0 million, respectively, and (ii) the closing share price of the Company’s common stock is at least $12.00, $14.00 and $16.00 for any 20 trading days in a consecutive 30 trading day period in 2017, 2018 and 2019, respectively. For each year, the 5 million earn-out shares will be prorated to the extent the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) exceeds 90% but represents less than 100%, of the applicable earn-out target.

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

In conjunction with the Closing, the Company entered into (i) a $350.0 million term loan credit facility (the Term Loan Facility), which consists of a $250.0 million term loan funded on the closing date of the Term Loan Facility and up to $100.0 million of term loans to be funded from time to time under a delayed draw term loan facility, and (ii) an asset-based revolving credit facility (the ABL Facility), in an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base). See Note 9 for more information regarding the Term Loan Facility and the ABL Facility. Prior to the Closing, the Company had a credit facility consisting of a term loan (Senior Term Loan) and a revolving line of credit (Line of Credit).

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3 – ACQUISITIONS

The Company is a leading consolidator of the open-deck freight market in North America.  From its inception in late 2008, the Company has successfully acquired ten open-deck trucking companies.  Negotiations and discussions with potential targets are an integral part of the Company’s operations, and the Company may be in varying stages of the acquisition process, from infancy to very mature, at any point in time.

Schilli Transportation Services, Inc.

On May 1, 2017 the Company acquired 100% of the outstanding stock of Schilli Transportation Services, Inc. and certain of its affiliates (Schilli), based in Remington, Indiana. Total consideration paid was $27.4 million, consisting of $21.0 million in cash, 232,885 shares of Daseke common stock valued at $2.3 million and $4.0 million of long-term debt refinanced by the Company. The fair value of the 232,885 shares issued was determined based on the closing price of the stock on the acquisition date close.  The cash consideration was funded through a delayed draw on May 1, 2017 under the Term Loan Facility.

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed  at estimated fair values as of the acquisition date, which were based, in part, upon outside preliminary appraisals for certain assets.  Appraisals have not been completed for the identifiable intangible assets and no value has been allocated to them at this time.

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets (in thousands):

Accounts receivable	$8,798
Parts inventory	1,681
Equipment held for sale	2,396
Other assets	2,305
Property and equipment	41,423
Goodwill	10,678
Deferred tax liabilities	(12,287)
Accounts payable and other liabilities	(4,890)
Long-term debt	(22,744)
Total	$27,360

The purchase price allocation is based on preliminary information and subject to change when additional information concerning final asset and liability values is obtained.  We have not completed our assessment of the fair value of purchased intangible assets, property and equipment, inventory, and tax balances.  Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill, which preliminary allocation is $10.7 million.   The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.4 million of transaction expenses were incurred in the acquisition, which are not deductible for taxes purposes.

Big Freight Systems, Inc.

On May 1, 2017 the Company acquired 100% of the outstanding stock of Big Freight Systems, Inc. (Big Freight) based in Steinbach, Manitoba. Total consideration paid was $16.7 million consisting of $12.4 million in cash, 109,248 shares of Daseke common stock valued at $1.1 million and, the Company assumed approximately $3.2 million of outstanding debt. The fair value of the 109,248 shares issued was determined based on the closing price of the stock on the acquisition date close.  Big Freight’s purchase agreement also contains an earn-out for additional cash consideration to be paid on the excess of each of 2017, 2018 and 2019’s earnings before interest, taxes, depreciation and amortization (EBITDA Amount) over 2016’s EBITDA Amount (as defined in the purchase agreement), multiplied by 0.4.  The cash consideration was funded through a delayed draw on May 1, 2017 under the Term Loan Facility and cash on hand.

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed at estimated fair values as of the acquisition date, which were based, in part, on outside preliminary appraisals for certain assets and liabilities. Appraisals have not been completed for the identifiable intangible assets and the contingent consideration for the earn-out, therefore, no value has been allocated to them at this time.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets (in thousands):

(all amounts in U.S. dollars)

Accounts receivable	$4,914
Prepaid and other current assets	576
Property and equipment	11,492
Goodwill	8,280
Other long-term assets	121
Accounts payable	(1,802)
Deferred tax liabilities	(2,440)
Accrued expenses and other liabilities	(2,199)
Long-term debt	(2,293)
Total	$16,649

The purchase price allocation is based on preliminary information and subject to change when additional information concerning final asset and liability values is obtained.  We have not completed our assessment of the fair value of purchased intangible assets, property and equipment, contingent consideration and tax balances.  Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill, which preliminary allocation is $8.3 million.   The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for taxes purposes.

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma financial information reflects the Schilli and Big Freight acquisitions as if they occurred on January 1, 2016.  This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on January 1, 2016.  Further, the pro forma financial information does not purport to project the future operating results of the consolidated company.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Pro forma revenue	$207,191	$201,146	$396,206	$387,246
Pro forma net income (loss)	$(3,896)	$2,195	$(11,981)	$2,582

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of June 30, 2017 and December 31, 2016 (in thousands).

	2017	2016
Other assets	$7,757	$6,358
Insurance	2,133	2,246
Other prepaids	2,444	1,104
Licensing, permits and tolls	3,463	2,772
Highway and fuel taxes	395	1,024
	$16,192	$13,504

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired.  The Company performs an impairment test of goodwill annually as of October 31 or when impairment indicators arise.  There was no goodwill impairment identified for the three and six months ended June 30, 2017.  The preliminary summary of changes in goodwill follows for the six months ended June 30, 2017 (in thousands).

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2016	46,660	42,375	89,035
Preliminary goodwill acquired	—	18,958	18,958
Foreign currency translation adjustment	—	420	420
Goodwill balance at June 30, 2017	$46,660	$61,753	$108,413

Intangible assets consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$8,350	$(4,619)	$3,731	$8,350	$(3,929)	$4,421
Customer relationships	56,210	(21,273)	34,937	56,210	(19,078)	37,132
Trade names	30,100	—	30,100	30,100	—	30,100
Total intangible assets	$94,660	$(25,892)	$68,768	$94,660	$(23,007)	$71,653

As of June 30, 2017, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.23 and 8.02 years, respectively.

Amortization expense for intangible assets with definite lives was $1.4 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.9 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively. Projected amortization expense for the next five fiscal years ending December 31, 2017, 2018, 2019, 2020 and 2021 will be $5.8 million, $5.8 million, $5.6 million, $4.8 million and $4.4 million, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at June 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Revenue equipment	$441,358	$398,394
Buildings and improvements	49,153	43,000
Furniture and fixtures, office and computer equipment and vehicles	16,523	14,421
	507,034	455,815
Accumulated depreciation	(161,045)	(137,068)
	$345,989	$318,747

Depreciation expense on property and equipment was $16.2 million and $15.1 million for the three months ended June 30, 2017 and 2016, respectively, and $31.1 million and $30.5 million for the six months ended June 30, 2017 and 2016, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7 – SALES-TYPE LEASES

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

The components of the net investment in sales-type leases are as follows at June 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Minimum lease receivable	$26,172	$21,055
Deferred gain	(3,709)	(3,049)
Net minimum lease receivable	22,463	18,006
Unearned interest income	(4,002)	(3,671)

Net investment in sales-type leases	18,461	14,335
Current portion	(4,790)	(3,516)
	$13,671	$10,819

The long-term portion of sales-type leases is classified in other long-term assets on the consolidated balance sheets at June 30, 2017 and December 31, 2016.

Gain or loss on disposition of revenue equipment leased to owner-operators is included as a component of purchased freight in the consolidated statements of operations. The gain totaled approximately $0.2 million for both the three months ended June 30, 2017 and 2016 and $0.3 million for both the six months ended June 30, 2017 and 2016.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at June 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Brokerage and escorts	$6,072	$3,559
Unvouchered payables	4,878	2,587
Other accrued expenses	4,841	3,956
Owner-operator deposits	3,384	2,032
Interest	165	1,705
Dividends	1,693	1,209
Fuel	702	711
Fuel taxes	402	345
	$22,137	$16,104

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Senior debt

Line of credit	$—	$6,858
Term loan facility	288,776	—
Senior term loan	—	125,682
Equipment term loans	66,470	111,882
Real estate term loan	—	13,772
Capital leases	5,105	13,818
	360,351	272,012
Less current portion	(21,520)	(52,665)
Less unamortized debt issuance costs	(13,707)	(4,117)
Long-term portion	325,124	215,230

Subordinated debt

Main Street Capital Corporation	—	21,660
Prudential Capital Partners	—	21,492
LST Seller notes	—	22,000
DTR Seller notes	—	1,000
BHE Seller notes	—	291
Total subordinated debt	—	66,443

Total long-term debt	$325,124	$281,673

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

The Term Loan Facility has a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.50% per annum for ABR Borrowings and LIBOR (subject to a 1.00% floor) plus 5.50% per annum for Eurodollar Rate Borrowings. At June 30, 2017, the average interest rate on the Term Loan Facility was 6.5%.

The Term Loan Facility is secured by all assets of the Company, except those assets collateralizing equipment and certain real estate lenders debt and subject to certain customary exceptions.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT – (Continued)

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

ABL Facility

Also, in conjunction with the Closing on February 27, 2017, the Company entered into a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The size of the ABL Facility could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases of up to $30 million. The ABL Facility matures on February 27, 2022. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions as defined in the credit agreement. As of June 30, 2017, the Company had no borrowings and $8.6 million in letters of credit outstanding under the ABL Facility and could incur approximately $52.1 million of additional indebtedness under the ABL Facility.

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

The ABL Facility is secured by all of the Company’s U.S. based accounts receivable, parts inventory, cash and cash equivalents excluding proceeds of Term Loan Facility, securities and deposit accounts and other general assets not included in the Term Loan Facility collateral.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT – (Continued)

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

As of June 30, 2017, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

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

NOTE 9 – LONG-TERM DEBT – (Continued)

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

Equipment Term Loans and Mortgages

As of June 30, 2017, the Company had term loans collateralized by equipment in the aggregate amount of $66.4 million with nineteen (19) lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 6.8%, require monthly payments of principal and interest and mature at various dates through May 2024. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

The Company had a construction loan with a balance of $8.8 million incurred to finance the construction of a new headquarters and terminal in Arlington, Washington which was repaid in February 2017 in conjunction with the Business Combination. See Note 2 for additional details on the Business Combination. The construction loan was collateralized by such property and buildings. The initial principal amount on February 19, 2015 of $7.8 million was increased on April 26, 2016 to $8.8 million.  The construction loan earned interest at 3.25% payable monthly.

The Company has a bank mortgage loan with a balance of $2.7 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon.  The mortgage loan is collateralized by such property and buildings.  The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2017.

The interest rate and monthly payments will be adjusted on November 1, 2017 and 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2017 and 2020 (which will not be less than 3.7%).  The bank mortgage loan matures November 1, 2023.

Real Estate Term Loan

In April 2016, the Company refinanced $14.2 million of its Line of Credit with bank debt (Real Estate Term Loan) utilizing nine wholly-owned real estate assets which previously served as collateral on the PNC Term Loan.  The Real Estate Term Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans and was due in monthly installments of $59,109 (based on 20 year amortization schedule), plus applicable interest at either (a) the Libor Rate (as defined in the loan agreement), plus a margin of 2.75%, or (b) the Default Rate (as defined in the loan agreement). The Company incurred debt issuance costs of $0.4 million, which were being amortized to interest expense over five years using the straight-line method.  In conjunction with the Business Combination, the Real Estate Term Loan was repaid and all unamortized debt issuance costs written off to interest expense.  See Note 2 for additional details on the Business Combination.

Capital Leases

The Company leases certain equipment under long-term capital lease agreements that expire on various dates through November 2021. As of June 30, 2017 and December 31, 2016, the book value of the property and equipment recorded under capital leases was $20.5 million and $24.1 million, net of accumulated depreciation of $18.7 million and $17.0 million, respectively. Depreciation expense related to leased equipment was $1.5 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT – (Continued)

Main Street Capital Corporation

In 2013, Main Street Capital Corporation (Main Street) loaned the Company $20.0 million under a senior subordinated secured term loan (the Main Street Loan). The Main Street Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. Paid-in kind (PIK) interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the six months ended June 30, 2017 and year ended December 31, 2016, $0.1 million and $0.5 million, respectively, of accrued PIK interest was added to the principal balance and accrued PIK interest of $0.1 million was recorded in accrued expenses as of December 31, 2016. In conjunction with Business Combination, the Main Street Loan was repaid in February 2017.  See Note 2 for additional details on the Business Combination.

Prudential Capital Partners

In 2013, the Company issued senior secured subordinated promissory notes in the initial aggregate principal amount of $20.0 million (PCP Subordinated Notes) to Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P. (collectively, the PCP Investors) pursuant to the Securities Purchase Agreement, dated as of November 12, 2013, by and among the Company, certain of its subsidiaries and the PCP Investors. The PCP Subordinated Notes were subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. PIK interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the six months ended June 30, 2017 and year ended December 31, 2016, $0.1 million and $0.5 million, respectively, of accrued PIK interest was added to the principal balance and $0.1 million accrued PIK interest was recorded in accrued expenses as of December 31, 2016. In conjunction with Business Combination, the PCP Subordinated Notes were repaid in February 2017.  See Note 2 for additional details on the Business Combination.

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

NOTE 9 – LONG-TERM DEBT – (Continued)

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

Future principal payments on long-term debt as of June 30, 2017 are as follows (in thousands):

	Senior Debt	Equipment Debt	Capital Leases	Total

2017	$2,895	$16,294	$2,335	$21,524
2018	2,895	16,834	1,893	21,622
2019	2,895	14,214	1,152	18,261
2020	2,895	8,710	196	11,801
2021	2,895	4,134	119	7,148
Thereafter	274,301	6,284	177	280,762

Total minimum lease payments			5,872
Loan amount attributable to interest			(767)	(767)

Total (Present value of minimum lease payments on capital leases)	$288,776	$66,470	5,105	$360,351
Less current portion			(2,331)
Long-term capital leases			$2,774

NOTE 10 – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and range from approximately 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rates for the three months ended June 30, 2017 and 2016 were (113.6%) and 49.1%, respectively, and 4.7% and 24.7% for the six months ended June 30, 2017 and 2016, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers, transaction expenses and withdrawn Private Daseke IPO expenses. There were no changes in uncertain tax positions during the three and six months ended June 30, 2017. As a result of the Business Combination, the Company had an Internal Revenue Code of 1986, as amended, section 382 ownership change, which will not impair the Company’s ability to utilize the net operating losses.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY

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

(Unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY – (Continued)

Additional features of the Series A Preferred Stock are as follows:

a.

Liquidation – In the event of liquidation, holders of Series A Preferred Stock have preferential rights to liquidation payments over holders of common stock. Holders of Series A Preferred Stock shall be paid out of the assets of the Company at an amount equal to $100 per share plus all accumulated and unpaid dividends.

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. The Company’s board of directors declared quarterly dividends of $0.68 per share on April 24, 2017, which were paid on July 28, 2017. As of June 30, 2017, accrued dividends of $1.7 million were recorded in accrued expenses and other liabilities.

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

As of December 31, 2016, 64,500 shares of Series B Preferred Stock were issued and outstanding. Private Daseke’s board of directors declared quarterly dividends on the Series B Preferred Stock of $18.75 per share on October 13, 2016 and $12.50 per share on February 21, 2017. Both the October 13, 2016 and February 21, 2017 dividends were paid on February 27, 2017. As of December 31, 2016, accrued dividends of $1.2 million were recorded in accrued expenses and other liabilities.

In February 2017, in connection with, and immediately prior to, the Closing, the Series B Preferred Stock were converted into 9,301,150 shares of Private Daseke’s common stock.

Warrants

At June 30, 2017, there were a total of 35,040,664 warrants outstanding to purchase 17,520,332 shares of the Company’s common stock.

Hennessy has issued warrants to purchase its common stock which were originally issued as part of units in the IPO (the Public Warrants). As of June 30, 2017, there are 19,959,908 Public Warrants outstanding. Hennessy has also issued 15,080,756 warrants (the Private Placement Warrants) to Sponsor in a private placement that closed simultaneously with the consummation of the IPO.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12 – STOCK-BASED COMPENSATION

On February 27, 2017, the Company and Hennessy’s common stockholders approved the 2017 Omnibus Incentive Plan (the Plan), whereby the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. Under the Plan, the Company is authorized to issue up to 4.5 million shares of common stock. All awards granted were authorized under the Plan.  The following table summarizes stock option grants under the Plan during the six months ended June 30, 2017.

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Director Group	150,000	150,000	5 years	$9.98	$654,000
Employee Group	1,284,000	1,284,000	5 years	$9.97	$5,585,400
Total		1,434,000

The Company’s calculations of the fair value of stock options granted during the six months ended June 30, 2017 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions for the six months ended June 30, 2017:

Weighted average expected life	6.5 years
Risk-free interest rate	1.95% to 2.09%
Expected volatility	40.4% to 40.6%
Expected dividend yield	0.00%

Since the Company does not have a sufficient history of exercise behavior, expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. Risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected term of the stock option. Expected volatility is calculated using an index of publicly traded peer companies.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12 – STOCK-BASED COMPENSATION – (Continued)

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan during the six months ended June 30, 2017:

Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value

Employee Group	773,385	5 years	$7,200,214

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures will be recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures are incurred. A summary of option activity under the Plan as of June 30, 2017 and changes during the six months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of January 1, 2017	—	$—	—	$—
Granted	1,434,000	9.97	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding as of June 30, 2017	1,434,000	9.97	9.7	1,658

Exercisable as of June 30, 2017	—	$—	—	$—

A summary of restricted stock unit awards activity under the Plan as of June 30, 2017 and changes during the six months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Outstanding as of January 1, 2017	—	$—
Granted	773,385	9.31
Vested	—	—
Forfeited	(8,547)	9.31
Outstanding as of June 30, 2017	764,838	$9.31

Aggregate stock-based compensation charges were $0.5 million during the three and six months ended June 30, 2017 and included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations. As of June 30, 2017, there was $2.2 million of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 4.8 years.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 13 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under ERISA provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of $0.6 million for the three months ended June 30, 2017 and 2016 and $1.2 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 14 – INTEREST RATE SWAP

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office building facilities, terminal locations and revenue equipment under non-cancelable operating leases. Building and terminal rent expense under operating leases was $1.6 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. Tractor, trailer and other revenue equipment rent expense under operating leases was $4.1 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively, and $7.9 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively.

Letters of Credit

The Company had outstanding letters of credit at June 30, 2017 totaling approximately $10.8 million, including those disclosed in Note 9. These letters of credit cover liability insurance claims.

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

NOTE 16 – REPORTABLE SEGMENTS

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

The Company’s operating segments also provide transportation and related services for one another.  Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results.  Intersegment revenues and expenses for the Flatbed Solutions segment totaled $0.7 million and $0.3 million for the three months ended June 30, 2017 and

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 16 – REPORTABLE SEGMENTS – (Continued)

2016, respectively, and $1.7 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $0.8 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively and $1.4 million for both the six months ended June 30, 2017 and 2016.

The following tables reflect certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended June 30, 2017
Total revenue	$86,898	$111,985	$(1,560)	$197,323
Operating income	6,322	4,589	(6,447)	4,464
Depreciation	6,823	9,334	39	16,196
Amortization of intangible assets	437	1,005	—	1,442
Income (loss) before income tax	4,623	2,852	(9,398)	(1,923)
Total assets	276,726	382,679	35,590	694,995

Three Months Ended June 30, 2016
Total revenue	$82,105	$89,543	$(1,291)	$170,357
Operating income	5,357	5,068	(3,139)	7,286
Depreciation	6,927	8,159	40	15,126
Amortization of intangible assets	489	1,029	—	1,518
Income (loss) before income tax	4,201	3,538	(5,754)	1,985
Total assets	296,149	308,540	11,289	615,978

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Six Months Ended June 30, 2017
Total revenue	$168,202	$192,658	$(3,103)	$357,757
Operating income	10,201	5,596	(12,181)	3,616
Depreciation	13,905	17,086	78	31,069
Amortization of intangible assets	874	2,010	—	2,884
Income (loss) before income tax	6,728	1,943	(21,109)	(12,438)

Six Months Ended June 30, 2016
Total revenue	$158,194	$171,117	$(2,073)	$327,238
Operating income	10,247	8,950	(8,942)	10,255
Depreciation	14,058	16,334	78	30,470
Amortization of intangible assets	979	2,068	—	3,047
Income (loss) before income tax	7,809	5,990	(14,103)	(304)

NOTE 17 – SUBSEQUENT EVENTS

On July 1, 2017, the Company acquired 100% of the outstanding stock of The Steelman Companies, based in Springfield, Missouri, for consideration of $18.8 million, consisting of $11.2 million in cash and 746,172 shares of Daseke common stock valued at $7.6 million.  Additionally, the Company assumed approximately $14.0 million of outstanding debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Daseke, Inc. is a leading provider and consolidator of transportation and logistics solutions focused exclusively on open deck freight in North America. The transportation and logistics market is one of the largest industries in the United States. The open deck freight market represented an approximately $133 billion subset of the broader transportation and logistics market in 2016. The U.S. open deck freight market is expected to grow to approximately $150 billion in 2017-2018 and to approximately $174 billion in 2019.

The Company believes it is the largest owner of open deck equipment and the second largest provider of flatbed, open deck transportation and logistics solutions by revenue in North America. The Company delivers a comprehensive and diverse offering of flatbed and specialized transportation and logistics solutions to approximately 3,700 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that principally include super heavy haul, high-value customized, over-dimensional, step deck and removable gooseneck trailer solutions.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and asset-light operations (which consist of owner-operator transportation and freight brokerage). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. Approximately 64.0% of freight, logistics and brokerage revenue for the six months ended June 30, 2017 was derived from company-owned equipment and approximately 36.0% was derived from asset-light services.

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

On May 1, 2017, the Company completed mergers with two leading open-deck specialized transportation companies: the Schilli Companies (Schilli), headquartered in Remington, Indiana, and Big Freight Systems Inc. (Big Freight), headquartered in Steinbach, Manitoba. On July 1, 2017, the Company completed a merger with The Steelman Companies (Steelman), headquartered in Springfield, Missouri.

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

Revenue

The Company records four types of revenue: freight, brokerage, logistics and fuel surcharge. Freight revenue is generated by hauling freight for the Company’s customers using its trucks or its owner-operators’ equipment. Generally, the Company’s customers pay for its services based on the number of miles in the most direct route between pick-up and delivery locations and other ancillary services the Company provides. Freight revenue is the product of the number of revenue-generating miles driven and the rate per mile the Company receives from customers plus accessorial charges, such as loading and unloading freight for its customers, cargo protection, fees for detaining its equipment or fees for route planning and supervision. Freight revenue is affected by fluctuations in North American economic activity as well as changes in specific customer demand, the level of capacity in the industry and driver availability.

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

Logistics revenue is generated from a range of services, including vehicle maintenance and repair, fuel management services, value-added warehousing and packaging, and other fleet management solutions. Logistics revenue is primarily driven by specific customer requirements for additional services and may fluctuate depending on customers’ utilization of these services due to changes in cargo specifications, delivery staging and fluctuations in the North American economic activity. The Company began recording logistics revenue as a result of the Recent Acquisitions.

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

Factors Affecting the Comparability of the Company’s Financial Results

Acquisitions

The Company has a long history of and intends to continue to acquire appropriate flatbed and specialized trucking companies.  Negotiations and discussions with potential target companies are an integral part of the Company’s operations.  These negotiations and discussions can be in varying stages from infancy to very mature.  Therefore, investors in Daseke’s stock should assume the Company is always evaluating, negotiating and performing diligence on potential acquisitions.

The comparability of the Company’s results of operations among the periods presented is impacted by the acquisitions listed below, which were completed in the second quarter of 2017. Also, as a result of the below acquisitions, the Company’s historical results of operations may not be comparable or indicative of future results.

•

Schilli Acquisition – Effective as of May 1, 2017, the Company acquired (the Schilli Acquisition) all of the outstanding stock of Schilli to expand its presence in the Midwestern U.S. Schilli is part of the Company’s Specialized Solutions segment.

•

Big Freight Acquisition – Effective as of May 1, 2017, the Company acquired (the Big Freight Acquisition) all of the outstanding stock of Big Freight Systems, Inc. (Big Freight) to expand its presence into Canada and the power sports industry. Big Freight is part of the Company’s Specialized Solutions segment.

The Schilli Acquisition and Big Freight Acquisition are collectively referred to as the Recent Acquisitions.

The Business Combination

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

•

Transaction Costs.  During the six months ended June 30, 2017, the Company expensed $1.7 million of transaction costs related to the Business Combination. There were no such expenses for the six months ended June 30, 2016.

•

Deferred Financing Fees. During the first quarter of 2017, the Company expensed $3.9 million of unamortized deferred financing fees associated with debt refinanced in conjunction with the Business Combination. There were no such expenses for the six months ended June 30, 2016.

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended June 30, 2017 and 2016 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended June 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$149,654	75.8	$136,792	80.3	$12,862	9.4
Brokerage	28,656	14.5	21,778	12.8	6,878	31.6
Logistics	2,700	1.4	—	*	2,700	*
Fuel surcharge	16,313	8.3	11,787	6.9	4,526	38.4
Total revenue	197,323	100.0	170,357	100.0	26,966	15.8

OPERATING EXPENSES:
Salaries, wages and employee benefits	58,186	29.5	50,207	29.5	7,979	15.9
Fuel	20,466	10.4	17,283	10.1	3,183	18.4
Operations and maintenance	28,967	14.7	24,358	14.3	4,609	18.9
Communications	549	0.3	354	0.2	195	55.1
Purchased freight	49,760	25.2	41,185	24.2	8,575	20.8
Administrative expenses	8,022	4.1	5,096	3.0	2,926	57.4
Sales and marketing	555	0.3	483	0.3	72	14.9
Taxes and licenses	2,611	1.3	2,345	1.4	266	11.3
Insurance and claims	5,042	2.6	4,542	2.7	500	11.0
Acquisition-related transaction expenses	1,037	0.5	3	*	1,034	*
Depreciation and amortization	17,638	8.9	16,644	9.8	994	6.0
Loss on disposition of revenue property and equipment	26	*	571	0.3	(545)	(95.4)
Total operating expenses	192,859	97.7	163,071	95.7	29,788	18.3
Operating ratio	97.7%		95.7%
Adjusted operating ratio(1)	95.5%		93.3%
INCOME FROM OPERATIONS	4,464	2.3	7,286	4.3	(2,822)	(38.7)

Other (income) expense:
Interest income	(50)	*	(16)	*	(34)	212.5
Interest expense	6,544	3.3	5,446	3.2	1,098	20.2
Write-off of unamortized deferred financing fees	—	*	—	*	—	*
Other	(107)	(0.1)	(129)	(0.1)	22	(17.1)
Total other expense	6,387	3.2	5,301	3.1	1,086	20.5

Income (loss) before provision for income taxes	(1,923)	(1.0)	1,985	1.2	(3,908)	(196.9)
Provision for income taxes	2,184	0.8	974	0.6	1,210	124.2
Net income (loss)	$(4,107)	(1.8)	$1,011	0.6	$(5,118)	(506.2)

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended June 30, 2017 and 2016 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended June 30, 2017 and 2016.

FLATBED SOLUTIONS

	Three Months Ended June 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$68,889	79.3	$67,927	82.7	$962	1.4
Brokerage	9,495	10.9	7,276	8.9	2,219	30.5
Logistics	—	*	—	*	—	*
Fuel surcharge	8,514	9.8	6,902	8.4	1,612	23.4
Total revenue	86,898	100.0	82,105	100.0	4,793	5.8

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	24,356	28.0	24,446	29.8	(90)	(0.4)
Fuel	9,961	11.5	9,418	11.5	543	5.8
Operations and maintenance	8,974	10.3	8,336	10.2	638	7.7
Purchased freight	24,224	27.9	21,140	25.7	3,084	14.6
Depreciation and amortization	7,260	8.4	7,416	9.0	(156)	(2.1)
Other operating expenses	5,801	6.7	5,992	7.3	(191)	(3.2)
Total operating expenses	80,576	92.7	76,748	93.5	3,828	5.0
Operating ratio	92.7%		93.5%
Adjusted operating ratio(2)	91.6%		91.0%
INCOME FROM OPERATIONS	$6,322	7.3	$5,357	6.5	$965	18.0

OPERATING STATISTICS:
Total miles	38,231,186		39,070,262		(839,076)	(2.1)
Company-operated tractors	1,144		1,151		(7)	(0.6)
Owner-operated tractors	463		467		(4)	(0.9)
Number of trailers	2,931		2,823		108	3.8

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended June 30, 2017 and 2016 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended June 30, 2017 and 2016.

SPECIALIZED SOLUTIONS

	Three Months Ended June 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$82,143	73.4	$70,021	78.2	$12,122	17.3
Brokerage	19,198	17.1	14,525	16.2	4,673	32.2
Logistics	2,708	2.4	—	*	2,708	*
Fuel surcharge	7,936	7.1	4,997	5.6	2,939	58.8
Total revenue	111,985	100.0	89,543	100.0	22,442	25.1

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	31,989	28.6	24,757	27.6	7,232	29.2
Fuel	10,506	9.4	7,865	8.8	2,641	33.6
Operations and maintenance	19,753	17.6	15,819	17.7	3,934	24.9
Purchased freight	27,060	24.2	21,337	2.8	5,723	26.8
Depreciation and amortization	10,339	9.2	9,188	10.3	1,151	12.5
Other operating expenses	7,749	6.9	5,509	6.5	2,240	40.7
Total operating expenses	107,396	95.9	84,475	94.3	22,921	27.1
Operating ratio	95.9%		94.3%
Adjusted operating ratio(2)	93.8%		92.2%
INCOME FROM OPERATIONS	$4,589	4.1	$5,068	5.7	$(479)	(9.5)

OPERATING STATISTICS:
Total miles	31,379,689		25,400,230		5,979,459	23.5
Company-operated tractors	1,414		1,090		324	29.7
Owner-operated tractors	259		239		20	8.4
Number of trailers	4,100		3,307		793	24.0

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 15.8% to $197.3 million for the three months ended June 30, 2017 from $170.4 million for the three months ended June 30, 2016, primarily due to the Recent Acquisitions. The change in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $7.5 million, or 4.4%, primarily due to increases in fuel surcharge and brokerage revenue. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased from $11.8 million for the three months ended June 30, 2016 to $14.9 million for the three months ended June 30, 2017, an  increase of 26.7%.  Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $3.1 million or 14.4%, from $21.8 million for the three months ended June 30, 2016 to $24.9 million for the three months ended June 30, 2017.

The Company’s Flatbed Solutions segment’s revenue was $86.9 million for the three months ended June 30, 2017 and $82.1 million for the three months ended June 30, 2016, an increase of 5.8%. This increase was primarily a result of the $1.6 million, or 23.4%, increase in fuel surcharge revenue and increases in rates which produced increases of $1.0 million, or 1.4%, in freight revenue and $2.2 million, or 30.5%, in brokerage revenues despite 0.8 million fewer miles compared to the same period in 2016.

The Company’s Specialized Solutions segment’s revenue was $112.0 million for the three months ended June 30, 2017 and $89.5 million for the three months ended June 30, 2016, an increase of 25.1%, which was primarily due to the Recent Acquisitions. The increase in revenue, excluding the effect of the Recent Acquisitions, was an increase of $3.0 million, or 3.3%, primarily due to increases in fuel surcharge and brokerage revenue. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased to $6.6 million for the three months ended June 30, 2017 from $5.0 million for the same period in 2016, an increase of 31.1%. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased to $15.5 million for the three months ended June 30, 2017 from $14.5 million for the same period in 2016, an increase of 6.4%.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices, which commenced in the fourth quarter of 2016 and continued through the first quarter of 2017 with only a less than 1% decrease in fuel prices in the second quarter of 2017.

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

Salaries, wages and employee benefits expense increased 15.9% to $58.2 million for the three months ended June 30, 2017 from $50.2 million for the three months ended June 30, 2016, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 4.7%, or $2.4 million, and was primarily due to increased driver and dispatch compensation.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense was comparatively flat for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The Company’s Specialized Solutions segment had a $7.2 million, or 29.2%, increase in salaries, wages and employee benefits expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the Recent Acquisitions. This increase, excluding the effect of the Recent Acquisitions, was 6.6%, or $1.6 million, and was primarily due to increased compensation for drivers.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased $3.2 million, or 18.4%, to $20.5 million for the three months ended June 30, 2017 from $17.3 million for the three months ended June 30, 2016. This increase was primarily a result of the Recent Acquisitions and higher fuel prices. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.552 for the three months ended June 30, 2017, compared to $2.298 for the same period in 2016, a 11.1% increase.

The Company’s Flatbed Solutions segment’s fuel expense increased 5.8% to $10.0 million for the three months ended June 30, 2017 from $9.4 million for the three months ended June 30, 2016, primarily as a result of higher fuel prices, partially offset by a 2.1% decrease in total miles.

The Company’s Specialized Solutions segment’s fuel expense increased 33.6% to $10.5 million for the three months ended June 30, 2017 from $7.9 million for the three months ended June 30, 2016, primarily as a result of the Recent Acquisitions and higher fuel prices.  Excluding the effect of the Recent Acquisitions, fuel expense in the Specialized Solutions segment increased 7.0% to $8.4 million.

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

Operations and maintenance expense increased 18.9% to $29.0 million for the three months ended June 30, 2017 from $24.4 million for the three months ended June 30, 2016, primarily as a result of the Recent Acquisitions. Operating and maintenance expense increased 5.0% after adjusting for the effect of the Recent Acquisitions.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $0.6 million, or 7.7%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily from increased maintenance costs.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $3.9 million, or 24.9%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, operations and maintenance expense increased $0.6 million, or 3.5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily as a result of increased tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased throughout 2016 continuing through the second quarter of 2017 and higher pilot car expenses for alternative energy projects and other over-dimension loads, which were partially offset by decreased maintenance costs.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 20.8% from $41.2 million during the three months ended June 30, 2016 to $49.8 million during the three months ended June 30, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 8.6% to $44.7 million for the three months ended June 30, 2017. Purchased freight expense from owner-operators increased 4.3% from $24.5 million during the three months ended June 30, 2016 to $25.5 million during the three months ended June 30, 2017, excluding the Recent Acquisitions’ $1.9 million of purchase freight expense from owner-operators, primarily as a result of increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers increased 16.4% from $15.9 million during the three months ended June 30, 2016 to $18.5 million during the three months ended June 30, 2017, excluding the Recent Acquisitions’ $3.1 million of purchased freight from third-party capacity providers, primarily as a result of the increase in rates on brokered loads.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 14.6% to $24.2 million for the three months ended June 30, 2017 from $21.1 million for the three months ended June 30, 2016, primarily due to increases in total loads requiring higher utilization of owner-operators and third party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators increased 6.7% to $17.0 million for the three months ended June 30, 2017 from $15.9 million for the three months ended June 30, 2016. Purchased freight expense from third-party capacity providers increased 42.1% from $4.6 million during the three months ended June 30, 2016 to $6.5 million during the three months ended June 30, 2017, primarily as a result of the increase in brokered loads due to increases in total loads in the Company’s Flatbed Solutions segment.

The Company’s Specialized Solutions segment’s purchased freight expense increased 26.8% to $27.1 million during the three months ended June 30, 2017 from $21.3 million during the three months ended June 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 3.1% to $22.0 million for the three months ended June 30, 2017. Purchased freight expense from owner-operators was relatively flat, excluding the Recent Acquisitions. Purchased freight expense from third-party capacity providers increased 5.8% from $11.4 million during the three months ended June 30, 2016 to $12.0 million during the three months ended June 30, 2017, excluding the Recent Acquisitions’ $3.1 million of purchased freight from third-party capacity providers primarily as a result of increased rates on brokered loads, partially offset by a decrease in total loads in the Company’s Specialized Solutions segment (excluding the Recent Acquisitions).

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment.

Depreciation and amortization expense increased 6.0% to $17.6 million during the three months ended June 30, 2017 from $16.6 million during the three months ended June 30, 2016, primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 4.3%, primarily as a result of an 8.1% reduction in company-owned tractors, excluding company-owned tractors of the Recent Acquisitions, combined with an increasing shift in utilization of operating leases to finance capital expenditures.

The Company’s Flatbed Solutions segment had a 2.1% decrease in depreciation and amortization expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily as a result of a 0.6% reduction in company-owned tractors.

The Company’s Specialized Solutions segment had a 12.5% increase in depreciation and amortization expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 6.0%, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $2.3 million for the three months ended June 30, 2016 to $2.6 million for the three months ended June 30, 2017. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.3% for the three months ended June 30, 2017 and 1.4% for the three months ended June 30, 2016.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 11.0% to $5.0 million during the three months ended June 30, 2017 from $4.5 million during the three months ended June 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, was 2.6% for the three months ended June 30, 2017 and 2.7% for the three months ended June 30, 2016.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 20.2% to $6.5 million during the three months ended June 30, 2017 from $5.4 million during the three months ended June 30, 2016. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2016 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Provision for income taxes increased from $1.0 million for the three months ended June 30, 2016 to $2.2 million for the three months ended June 30, 2017. Excluding the effect of the Recent Acquisitions, the income tax provision for the three months ended June 30, 2017 would have been $2.5 million.  The effective tax rate was (113.6%) for the three months ended June 30, 2017, compared to 49.1% for the three months ended June 30, 2016. The effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems, transaction expenses and withdrawn Private Daseke IPO expenses.

The following table sets forth items derived from the Company’s consolidated statements of operations for the six months ended June 30, 2017 and 2016 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Six Months Ended June 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$275,209	76.9	$263,051	80.4	$12,158	4.6
Brokerage	49,525	13.8	42,382	13.0	7,143	16.9
Logistics	2,700	0.8	—	*	2,700	*
Fuel surcharge	30,323	8.5	21,805	6.7	8,518	39.1
Total revenue	357,757	100.0	327,238	100.1	30,519	9.3

OPERATING EXPENSES:
Salaries, wages and employee benefits	108,307	30.3	100,562	30.7	7,745	7.7
Fuel	39,689	11.1	31,780	9.7	7,909	24.9
Operations and maintenance	52,191	14.6	45,059	13.8	7,132	15.8
Communications	952	0.3	838	0.3	114	13.6
Purchased freight	87,346	24.4	77,960	23.8	9,386	12.0
Administrative expenses	15,400	4.3	12,490	3.8	2,910	23.3
Sales and marketing	937	0.3	846	0.3	91	10.8
Taxes and licenses	4,892	1.4	4,678	1.4	214	4.6
Insurance and claims	9,165	2.6	8,583	2.6	582	6.8
Acquisition-related transaction expenses	1,483	0.4	18	*	1,465	*
Depreciation and amortization	33,953	9.5	33,517	10.2	436	1.3
(Gain) loss on disposition of revenue property and equipment	(174)	*	652	0.2	(826)	(126.7)
Total operating expenses	354,141	99.0	316,983	96.9	37,158	11.7
Operating ratio	99.0%		96.9%
Adjusted operating ratio(1)	96.7%		94.2%
INCOME FROM OPERATIONS	3,616	1.0	10,255	3.1	(6,639)	(64.7)

Other (income) expense:
Interest income	(54)	*	(36)	*	(18)	50.0
Interest expense	12,440	3.5	10,797	3.3	1,643	15.2
Write-off of unamortized deferred financing fees	3,883	1.1	—	*	3,883	*
Other	(215)	(0.1)	(202)	(0.1)	(13)	6.4
Total other expense	16,054	4.5	10,559	3.2	5,495	52.0

Loss before benefit for income taxes	(12,438)	(3.5)	(304)	(0.1)	(12,134)	3,991.4
Benefit for income taxes	(586)	(0.3)	(75)	*	(511)	681.3
Net loss	$(11,852)	(3.1)	$(229)	(0.1)	$(11,623)	4,801.3

*indicates not meaningful.

(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the six months ended June 30, 2017 and 2016 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the six months ended June 30, 2017 and 2016.

FLATBED SOLUTIONS

	Six Months Ended June 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$132,863	79.0	$130,574	82.5	$2,289	1.8
Brokerage	18,593	11.1	15,072	9.5	3,521	23.4
Logistics	—	*	—	*	—	*
Fuel surcharge	16,746	10.0	12,548	7.9	4,198	33.5
Total revenue	168,202	100.0	158,194	100.0	10,008	6.3

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	48,185	28.6	48,093	30.4	92	0.2
Fuel	20,382	12.1	17,306	10.9	3,076	17.8
Operations and maintenance	17,891	10.6	15,889	10.0	2,002	12.6
Purchased freight	45,675	27.2	39,605	25.0	6,070	15.3
Depreciation and amortization	14,779	8.8	15,037	9.5	(258)	(1.7)
Other operating expenses	11,089	6.6	12,017	7.6	(928)	(7.7)
Total operating expenses	158,001	93.9	147,947	93.5	10,054	6.8
Operating ratio	93.9%		93.5%
Adjusted operating ratio(2)	92.8%		91.4%
INCOME FROM OPERATIONS	$10,201	6.1	$10,247	6.5	$(46)	(0.4)

OPERATING STATISTICS:
Total miles	75,672,073		76,347,764		(675,691)	(0.9)
Company-operated tractors	1,165		1,178		(13)	(1.1)
Owner-operated tractors	447		443		4	0.9
Number of trailers	2,933		2,895		38	1.3

*indicates not meaningful.

(3)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(4)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the six months ended June 30, 2017 and 2016 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the six months ended June 30, 2017 and 2016.

SPECIALIZED SOLUTIONS

	Six Months Ended June 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$145,118	75.3	$134,274	78.5	$10,844	8.1
Brokerage	30,968	16.1	27,407	16.0	3,561	13.0
Logistics	2,708	1.4	—	*	2,708	*
Fuel surcharge	13,864	7.2	9,436	5.5	4,428	46.9
Total revenue	192,658	100.0	171,117	100.0	21,541	12.6

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	57,383	29.8	49,716	29.1	7,667	15.4
Fuel	19,308	10.0	14,473	8.5	4,835	33.4
Operations and maintenance	33,800	17.5	28,759	16.8	5,041	17.5
Purchased freight	44,739	23.2	40,428	23.6	4,311	10.7
Depreciation and amortization	19,096	9.9	18,402	10.8	694	3.8
Other operating expenses	12,736	6.6	10,389	6.1	2,347	22.6
Total operating expenses	187,062	97.1	162,167	94.8	24,895	15.4
Operating ratio	97.1%		94.8%
Adjusted operating ratio(2)	95.1%		93.2%
INCOME FROM OPERATIONS	$5,596	2.9	$8,950	5.2	$(3,354)	(37.5)

OPERATING STATISTICS:
Total miles	56,019,551		50,006,661		6,012,890	12.0
Company-operated tractors	1,254		1,082		172	15.9
Owner-operated tractors	237		243		(6)	(2.5)
Number of trailers	3,744		3,300		444	13.5

*indicates not meaningful.

(3)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(4)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 9.3% to $357.8 million for the six months ended June 30, 2017 from $327.2 million for the six months ended June 30, 2016, primarily as a result of the Recent Acquisitions . The change in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $11.1 million, or 3.4%, primarily due to increases in fuel surcharge and brokerage revenue.  Fuel surcharge revenue, excluding the effect of the Recent Acquisitions, increased from $21.8 million for the six months ended June 30, 2016 to $28.9 million for the six months ended June 30, 2017, an increase of 32.7%. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased 8.0% to $45.8 million for the six months ended June 30, 2017 from $42.4 million for the six months ended June 30, 2016 due to less capacity.

The Company’s Flatbed Solutions segment’s revenue was $168.2 million for the six months ended June 30, 2017 and $158.2 million for the six months ended June 30, 2016, an increase of 6.3%. This increase was primarily a result of the $4.2 million, or 33.5%, increase in fuel surcharge revenue and increases in rates which produced increases of $2.3 million, or 1.8%, in freight revenue and $3.5 million, or 23.4%, in brokerage revenues despite 0.7 million fewer miles compared to the same period in 2016.

The Company’s Specialized Solutions segment’s revenue was $192.7 million for the six months ended June 30, 2017 and $171.1 million for the six months ended June 30, 2016, an increase of 12.6%, primarily as a result of the Recent Acquisitions. The increase in revenue, excluding the effect of the Recent Acquisitions, was $2.0 million, or 1.2%, primarily due to increases in fuel surcharge. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased 32.3% to $12.5 million for the six months ended June 30, 2017 from $9.4 million for the same period in 2016. Freight revenue and brokerage revenue, excluding the effect of the Recent Acquisitions, each decreased by less than 1% for the six months ended June 30, 2017 compared to the same period in 2016.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices which commenced in the fourth quarter of 2016 and continued through the first quarter of 2017, with only a less than 1% decrease in fuel prices in the second quarter of 2017.

Salaries, Wages and Employee Benefits. Salaries, wages and employee benefits expense increased 7.7% to $108.3 million for the six months ended June 30, 2017 from $100.6 million for the six months ended June 30, 2016, primarily as a result of the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 2.1%, or $2.1 million, and was primarily due to increased compensation for drivers and worker’s compensation premiums.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense was comparatively flat for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The Company’s Specialized Solutions segment had a $7.7 million, or 15.4%, increase in salaries, wages and employee benefits expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily as a result of the Recent Acquisitions. This increase, excluding the effect of the Recent Acquisitions, was 4.2%, or $2.1 million, and was primarily due to increased compensation for drivers and workers’ compensation premiums.

Fuel.  Total fuel expense increased $7.9 million, or 24.9%, to $39.7 million for the six months ended June 30, 2017 from $31.8 million for the six months ended June 30, 2016. This increase was primarily a result of the Recent Acquisitions and higher fuel prices. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.560 for the six months ended June 30, 2017, compared to $2.184 for the same period in 2016, a 17.2% increase.

The Company’s Flatbed Solutions segment’s fuel expense increased 17.8% to $20.4 million for the six months ended June 30, 2017 from $17.3 million for the six months ended June 30, 2016, primarily as a result of higher fuel prices and partially offset by a 0.9% decrease in total miles.

The Company’s Specialized Solutions segment’s fuel expense increased 33.4% to $19.3 million for the six months ended June 30, 2017 from $14.5 million for the six months ended June 30, 2016, primarily as the result of the Recent Acquisitions and higher fuel prices. Excluding the effect of the Recent Acquisitions, fuel expense in the Specialized Solutions segment increased 18.9% to $17.2 million.

Operations and Maintenance. Operations and maintenance expense increased 15.8% to $52.2 million for the six months ended June 30, 2017 from $45.1 million for the six months ended June 30, 2016, primarily as a result of the Recent Acquisitions. Operating and maintenance expense increased 8.3% after adjusting for the effect of the Recent Acquisitions.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $2.0 million, or 12.6%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily as a result of increased maintenance costs and tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased throughout 2016 and the first six months of 2017.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $5.0 million, or 17.5%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, operations and maintenance expense increased $1.7 million, or 5.8%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily as a result of increased tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased throughout 2016 and the first six months of 2017 and higher pilot car expenses for alternative energy projects and other over-dimension loads, partially offset by decreased maintenance costs.

Purchased Freight. Total purchased freight expense increased 12.1% from $78.0 million during the six months ended June 30, 2016 to $87.4 million during the six months ended June 30, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 5.6% to $82.3 million for the six months ended June 30, 2017. Purchased freight expense from owner-operators increased 4.3% from $46.1 million during the six months ended June 30, 2016 to $48.1 million during the six months ended June 30, 2017, excluding the Recent Acquisitions’ $1.9 million of purchase freight expense from owner-operators, primarily as a result of increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers increased 9.1% from $30.2 million during the six months ended June 30, 2016 to $32.9 million during the six months ended June 30, 2017, excluding the Recent Acquisitions’ $3.1 million of purchased freight from third-party capacity providers, primarily as a result of the increase in rates on brokered loads.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 15.3% to $45.7 million for the six months ended June 30, 2017 from $39.6 million for the six months ended June 30, 2016, primarily due to increases in total loads requiring higher utilization of owner-operators and third party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators increased 8.0% to $31.9 million for the six months ended June 30, 2017 from $29.5 million for the six months ended June 30, 2016. Purchased freight expense from third-party capacity providers increased 36.6% from $8.9 million during the six months ended June 30, 2016 to $12.1 million during the six months ended June 30, 2017, primarily as a result of the increase in brokered loads due to increases in total loads in the Company’s Flatbed Solutions segment.

The Company’s Specialized Solutions segment’s purchased freight expense increased 10.7% to $44.7 million during the six months ended June 30, 2017 from $40.4 million during the six months ended June 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense decreased 1.8% to $39.7 million for the six months ended June 30, 2017. Purchased freight expense from owner-operators decreased 2.4% from $16.6 million during the six months ended June 30, 2016 to $16.2 million during the six months ended June 30, 2017, excluding the Recent Acquisitions’ $1.9 million of purchase freight expense from owner-operators, primarily as a result of a decrease in total loads in the Company’s Specialized Solutions segment. Purchased freight expense from third-party capacity providers decreased 2.6% from $21.3 million during the six months ended June 30, 2016 to $20.8 million during the six months ended June 30, 2017, excluding the Recent Acquisitions’ $3.1 million of purchased freight from third-party capacity providers primarily as a result of a decrease in total loads in the Company’s Specialized Solutions segment (excluding the Recent Acquisitions).

Depreciation and Amortization. Depreciation and amortization expense increased 1.3% to $34.0 million during the six months ended June 30, 2017 from $33.5 million during the six months ended June 30, 2016, primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 3.8%, primarily as a result of a 15.0% reduction in company-owned tractors, excluding tractors from the Recent Acquisitions, combined with an increasing shift in utilization of operating leases to finance capital expenditures.

The Company’s Flatbed Solutions segment had a 1.7% decrease in depreciation and amortization expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily as a result of a 1.3% reduction in company-owned tractors.

The Company’s Specialized Solutions segment had a 3.8% increase in depreciation and amortization expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 5.5%, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

Taxes and Licenses. Taxes and license expense increased from $4.7 million for the six months ended June 30, 2016 to $4.9 million for the six months ended June 30, 2017. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.3% for the six months ended June 30, 2017 and 1.4% for the six months ended June 30, 2016.

Insurance and Claims.  Insurance and claims expense increased 6.8% to $9.2 million during the six months ended June 30, 2017 from $8.6 million during the six months ended June 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims increased 1.4%, or $0.1 million. This increase can be primarily attributed to an increase in insurance premium rates, partially offset by a marginal decrease in total miles of 0.7% excluding miles from the Recent Acquisitions.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 15.2% to $12.4 million during the six months ended June 30, 2017 from $10.8 million during the six months ended June 30, 2016. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2016 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Income tax benefit increased from $75 thousand for the six months ended June 30, 2016 to $0.6 million for the six months ended June 30, 2017. Excluding the effect of the Recent Acquisitions, the increase was primarily the result of the increase in loss before benefit for income taxes of $11.5 million for the six months ended June 30, 2017 compared to the same period in 2016. The effective tax rate was 4.7% for the six months ended June 30, 2017, compared to 24.7% for the six months ended June 30, 2016. The effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems, transaction expenses and withdrawn Private Daseke IPO expenses.

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

The Company’s board of directors and executive management team use Adjusted EBITDA and Adjusted EBITDAR as key measures of its performance and for business planning. Adjusted EBITDA and Adjusted EBITDAR assist them in comparing its operating performance over various reporting periods on a consistent basis because they remove from the Company’s operating results the impact of items that, in their opinion, do not reflect the Company’s core operating performance. Adjusted EBITDA and Adjusted EBITDAR also allow the Company to more effectively evaluate its operating performance by allowing it to compare the results of operations against its peers without regard to its or its peers’ financing method or capital structure. Adjusted EBITDAR is used to view operating results before lease charges as these charges can vary widely among trucking companies due to differences in the way that trucking companies finance their fleet acquisitions. The Company’s method of computing Adjusted EBITDA is substantially consistent with that used in its debt covenants and also is routinely reviewed by its management for that purpose.

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

A reconciliation of Adjusted EBITDA, Adjusted EBITDAR and free cash flow to net loss for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Net income (loss)	$(4,107)	$1,011	$(11,852)	$(229)
Depreciation and amortization	17,638	16,644	33,953	33,517
Interest income	(50)	(16)	(54)	(36)
Interest expense	6,544	5,446	16,323	10,797
Income tax provision (benefit)	2,184	974	(586)	(75)
Acquisition-related transaction expenses	1,037	62	1,483	273
Stock based compensation	538	—	538	—
Withdrawn initial public offering-related expenses	—	243	—	2,791
Net losses on sales of defective revenue equipment out of the normal replacement cycle	—	648	—	696
Impairment on sales of defective revenue equipment out of the normal replacement cycle	—	190	—	190
Expenses related to the Business Combination and related transactions	481	—	2,034	—
Tractor operating lease charges	4,004	3,122	7,816	5,645
Adjusted EBITDAR	$28,269	$28,324	$49,655	$53,569
Less tractor operating lease charges	(4,004)	(3,122)	(7,816)	(5,645)
Adjusted EBITDA	$24,265	$25,202	$41,839	$47,924
Net capital expenditures	(8,954)	(14,791)	(8,993)	(20,687)
Free cash flow	$15,311	$10,411	$32,846	$27,237

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

A reconciliation of adjusted operating ratio to operating ratio for each of the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Total revenue	$197,323	$170,357	$357,757	$327,238
Fuel surcharge	16,313	11,787	30,323	21,805
Operating revenue, net of fuel surcharge	$181,010	$158,570	$327,434	$305,433

Total operating expenses	$192,859	$163,071	$354,141	$316,983
Fuel surcharge	16,313	11,787	30,323	21,805
Acquisition-related transaction expenses	1,037	62	1,483	273
Withdrawn initial public offering-related expenses	—	243	—	2,791
Expenses related to the Business Combination and related transactions	481	—	2,034	—
Net impact of step-up in basis of acquired assets	2,114	2,980	3,819	4,274
Adjusted operating expenses	$172,914	$147,999	$316,482	$287,840

Operating ratio	97.7%	95.7%	99.0%	96.9%
Adjusted operating ratio	95.5%	93.3%	96.7%	94.2%

A  reconciliation of the Company’s Flatbed Solutions segment’s adjusted operating ratio to operating ratio for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Total revenue(1)	$86,898	$82,105	$168,202	$158,194
Fuel surcharge	8,514	6,902	16,746	12,548
Operating revenue, net of fuel surcharge	$78,384	$75,203	$151,456	$145,646

Total operating expenses	$80,576	$76,748	$158,001	$147,947
Fuel surcharge	8,514	6,902	16,746	12,548
Net impact of step-up in basis of acquired assets	290	1,418	661	2,239
Adjusted operating expenses	$71,772	$68,428	$140,594	$133,160

Operating ratio	92.7%	93.5%	93.9%	93.5%
Adjusted operating ratio	91.6%	91.0%	92.8%	91.4%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A  reconciliation of the Company’s Specialized Solutions segment’s adjusted operating ratio to Operating Ratio for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Total revenue(1)	$111,985	$89,543	$192,658	$171,117
Fuel surcharge	7,936	4,997	13,864	9,436
Operating revenue, net of fuel surcharge	$104,049	$84,546	$178,794	$161,681

Total operating expenses	$107,396	$84,475	$187,062	$162,167
Fuel surcharge	7,936	4,997	13,864	9,436
Net impact of step-up in basis of acquired assets	1,824	1,561	3,158	2,036
Adjusted operating expenses	$97,636	$77,917	$170,040	$150,695

Operating ratio	95.9%	94.3%	97.1%	94.8%
Adjusted operating ratio	93.8%	92.2%	95.1%	93.2%

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

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facility. The Company had the following sources of liquidity available at June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016

Cash	$41,584	$3,695
Availability under line of credit	52,063	32,958
Total	$93,647	$36,653

Cash increased by $37.9 million from December 31, 2016 to June 30, 2017.  This increase primarily resulted from proceeds of new debt financing and equities issued, net of debt repayments and share repurchases, in conjunction with the Business Combination. Net proceeds totaled $34.7 million. See Note 2 of Notes to Consolidated Financial Statements for more information.

As of June 30, 2017, the Company has (i) a $350.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan and up to $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base). The delayed draw term loans are available to support the Company’s acquisition activities. See Note 9 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility, the ABL Facility, the Senior Term Loan and the Line of Credit.

The Company is pursuing a temporary amendment of the Term Loan Facility to access $60.5 million from the delayed draw term loan facility.

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

Cash Flows

The Company’s summary statements of cash flows information for the six months ended June 30, 2017 and 2016 is set forth in the table below:

	Six Months Ended June 30,
(In thousands)	2017	2016

Net cash provided by operating activities	$14,071	$36,214
Net cash provided by (used in) investing activities	$(44,425)	$2,210
Net cash provided by (used in) financing activities	$68,228	$(38,555)

Operating Activities. Cash provided by the Company’s operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, deferred interest, gain/loss on disposal of property and equipment, deferred income taxes, deferred gain and interest recognized on sales-type leases, stock-based compensation, bad debt expense and the effect of changes in working capital and other activities.

Cash provided by operating activities was $14.1 million during the six months ended June 30, 2017 and consisted of $11.9 million of net loss plus $37.6 million of non-cash items, consisting primarily of depreciation, amortization and stock-based compensation, partially offset by increases in deferred taxes, less $11.6 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the six months ended June 30, 2017 primarily reflect a $20.3 million increase in accounts receivable, $2.1 million in payments received on sales-type leases, and a $6.1 million increase in accounts payable and accrued expenses. Cash provided by operating activities was $36.2 million during the six months ended June 30, 2016 and consisted of $0.2 million of net loss plus $34.3 million of non-cash items, consisting primarily of depreciation and amortization, plus $2.2 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the six months ended June 30, 2016 primarily reflect $1.8 million in payments received on sales-type leases, $3.5 million decrease in prepaid expenses and other assets, net of a $2.4 million increase in accounts receivable and $0.2 million decrease in accounts payable and accrued expenses.

The $22.1 million decrease in cash provided by operating activities during the six months ended June 30, 2017 as compared with the six months ended June 30, 2016 was primarily the result of an $11.0 million increase in net loss, a $0.8 million increase in deferred tax liabilities, net of a $3.9 million write-off of unamortized deferring financing fees in February 2017 in conjunction with the Business Combination, and $11.6 million of net cash used for working capital and other activities during the six months ended June 30, 2017 as compared to $2.1 million of net cash provided by working capital and other activities during the same period in 2016.

Investing Activities. Cash flows from investing activities decreased from $2.2 million provided by investing activities for the six months ended June 30, 2016 to $44.4 million used in investing activities for the six months ended June 30, 2017 primarily due to net cash paid for acquisitions of $40.6 million, an increase in purchases of revenue equipment and lower proceeds on the disposal of revenue equipment in the six months ended June 30, 2017 compared to the same period in 2016.

Total net capital expenditures for the six months ended June 30, 2017 and 2016 are shown below:

	Six Months Ended June 30,
(In thousands)	2017	2016

Revenue equipment (tractors, trailers and trailer accessories)	$5,983	$1,070
Buildings and building improvements	115	204
Other	708	495
Total cash capital expenditures	$6,806	$1,769
Less: Proceeds from sales of property and equipment	2,952	3,979
Net cash capital (proceeds) expenditures(1)	$3,854	$(2,210)
(1)

The Company acquires property and revenue equipment with debt and capital lease obligations.  For the six months ended June 30, 2017 and 2016, the Company incurred $5.1 million and $22.9 million, respectively, of debt and capital lease obligations to acquire property and revenue equipment.

The following tables provide details on the cash and noncash components of gross capital expenditures for the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended June 30, 2017
Cash flows from investing activities
Purchases of property and equipment	$138	$5,150	$24	$5,312
Proceeds from sale of property and equipment	(139)	(1,358)	—	(1,497)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	2,541	2,598	—	5,139
Gross capital expenditures	$2,540	$6,390	$24	$8,954

Three Months Ended June 30, 2016
Cash flows from investing activities
Purchases of property and equipment	$280	$614	$84	$978
Proceeds from sale of property and equipment	(1,237)	(145)	—	(1,382)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	4,898	10,297	—	15,195
Gross capital expenditures	$3,941	$10,766	$84	$14,791

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Six Months Ended June 30, 2017
Cash flows from investing activities
Purchases of property and equipment	$224	$6,534	$48	$6,806
Proceeds from sale of property and equipment	(597)	(2,355)	—	(2,952)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	2,541	2,598	—	5,139
Gross capital expenditures	$2,168	$6,777	$48	$8,993

Six Months Ended June 30, 2016
Cash flows from investing activities
Purchases of property and equipment	$362	$1,270	$137	$1,769
Proceeds from sale of property and equipment	(2,592)	(1,387)	—	(3,979)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	7,321	15,576	—	22,897
Gross capital expenditures	$5,091	$15,459	$137	$20,687

Financing Activities. Cash flows from financing activities increased from $38.6 million used in financing activities for the six months ended June 30, 2016 to $68.2 million provided by financing activities for the six months ended June 30, 2017. This increase was primarily a result of a recapitalization and refinancing of outstanding long-term debt in conjunction with the Business Combination. The recapitalization included $64.6 million of proceeds upon issuance of common stock and $65.0 million of proceeds upon issuance of Series A Preferred Stock, partially offset by $36.2 million in repurchases of common stock.  Cash inflows from the recapitalization and proceeds from a new $250.0 million term loan (discussed under Material Debt below) were utilized in part for repayments of $66.7 million in subordinated debt, $211.1 million in long-term debt, $16.7 million on the line of credit and $14.2 million in financing fees.  Excluding cash flows from the Business Combination, cash flows from financing activities included $9.8 million net advances on the line of credit, $39.5 million advance on the delayed draw term loan facility, net of $13.5 million in repayments of long-term debt and $2.0 million Series B Preferred Stock dividends.

Material Debt

Overview

As of June 30, 2017, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and capital lease agreements; and
•	bank mortgage secured by real estate

The amounts outstanding under such agreements were as follows as of June 30, 2017 (in thousands):

Term Loan Facility	$288,776
Mortgages	2,707
Equipment term loans and capital leases	68,868
Total long-term debt and capital leases	360,351
Less: current portion	(21,520)
Long-term debt and capital leases, less current portion	$338,831

See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company’s material debt.

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. Daseke had stand-by letters of credit in the amount of $10.8 million at June 30, 2017. The letters of credit provide collateral primarily for liability insurance claims. Also, the Company leases certain revenue equipment, terminals and office building facilities under non-cancelable operating leases. Daseke’s rent expense under these leases for the six months ended June 30, 2017 was approximately $10.3 million.

At June 30, 2017, there were 17,520,332 shares of common stock issuable upon exercise of outstanding warrants.

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

Item 4. Controls and Procedures

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary, HCAC Merger Sub, Inc., with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy. Upon the closing of the Business Combination on February 27, 2017, the sole business conducted by the Company is the business conducted by Daseke.  Also, as a result of the Business Combination, the internal control over financial reporting utilized by Daseke prior to the Business Combination became the internal control over financial reporting of the Company.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, in connection with, and as partial consideration for, certain acquisitions, the Company issued shares of common stock that were not registered under the Securities Act of 1933, as amended (the Securities Act), in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from those receiving shares of the Company’s common stock, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

Item 6. Exhibits

Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date August 9, 2017	DASEKE, INC.

	By:	/s/ R. Scott Wheeler
	Name:	R. Scott Wheeler
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial
Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1*+†	Purchase and Sale Agreement by and among Daseke, Inc., Daseke TRS LLC, and Thomas R. Schilli, dated May 1, 2017.
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

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

10.1

Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on May 26, 2017, effective as of February 27, 2017 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.2

Daseke, Inc. 2017 Management Stock Ownership Program for Selected Management (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386).

10.3	Daseke, Inc. 2017 Stock Ownership Program for Employees (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.4

Daseke, Inc. 2017 Stock Ownership Program for Truck Driver Employees (incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.5

Daseke, Inc. Form of Restricted Stock Unit Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.10 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.6

Daseke, Inc. Form of Non-Qualified Stock Option Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

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

+

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Daseke, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission (the SEC); provided, however, that Daseke, Inc. may request confidential treatment pursuant to Rule 24b-2 (Rule 24b-2) of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

†      Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.