Form 10-Q
period 2017-09-30
Daseke, Inc.
filed 2017-11-09
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Common shares of the registrant outstanding at November 6, 2017 were 44,392,349.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$112,510	$3,695
Accounts receivable, net of allowance of $382 and $321 at September 30, 2017 and December 31, 2016, respectively	106,081	54,177
Drivers’ advances and other receivables	2,809	2,632
Current portion of net investment in sales-type leases	6,022	3,516
Parts supplies	4,365	1,467
Income tax receivable	111	719
Prepaid and other current assets	20,321	13,504
Total current assets	252,219	79,710

Property and equipment, net	369,199	318,747
Intangible assets, net	77,541	71,653
Goodwill	139,889	89,035
Other long-term assets	18,573	11,090
Total assets	857,421	570,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	1,479	1,166
Accounts payable	12,493	4,788
Accrued expenses and other liabilities	24,660	16,104
Accrued payroll, benefits and related taxes	12,027	7,835
Accrued insurance and claims	10,248	9,840
Current portion of long-term debt	26,514	52,665
Total current liabilities	87,421	92,398

Line of credit	—	6,858
Long-term debt, net of current portion	395,841	208,372
Deferred tax liabilities	114,900	92,815
Other long-term liabilities	1,342	286
Subordinated debt	—	66,443
Total liabilities	599,504	467,172

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65,000	65,000	—
Series B convertible preferred stock, $0.01 par value; 75,000 shares authorized; zero and 64,500 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	1
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 44,480,232 and 20,980,961 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	1
Additional paid-in-capital	222,102	117,807
Accumulated deficit	(30,221)	(14,694)
Accumulated other comprehensive income (loss)	1,032	(52)
Total stockholders’ equity	257,917	103,063
Total liabilities and stockholders’ equity	$857,421	$570,235

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Freight	$171,245	$135,415	$446,454	$398,466
Brokerage	34,198	25,977	83,723	68,358
Logistics	7,871	—	10,571	—
Fuel surcharge	18,008	12,756	48,331	34,562
Total revenue	231,322	174,148	589,079	501,386

Operating expenses:
Salaries, wages and employee benefits	64,955	49,298	174,253	149,861
Fuel	24,734	17,296	64,423	49,076
Operations and maintenance	35,132	27,874	86,332	72,933
Communications	539	370	1,491	1,208
Purchased freight	61,598	42,541	148,945	120,501
Administrative expenses	8,619	5,221	24,019	17,711
Sales and marketing	488	435	1,425	1,280
Taxes and licenses	2,963	2,268	7,855	6,946
Insurance and claims	6,351	5,065	15,516	13,648
Acquisition-related transaction expenses	773	—	2,255	18
Depreciation and amortization	19,805	16,998	53,758	50,515
(Gain) loss on disposition of revenue property and equipment	(339)	(495)	(513)	158
Impairment of revenue property and equipment	—	1,195	—	1,195
Total operating expenses	225,618	168,066	579,759	485,050
Income from operations	5,704	6,082	9,320	16,336

Other (income) expense:
Interest income	(76)	(4)	(130)	(40)
Interest expense	8,624	6,724	21,064	17,521
Write-off of unamortized deferred financing fees	—	—	3,883	—
Other	(32)	(64)	(247)	(266)
Total other expense	8,516	6,656	24,570	17,215

Loss before provision (benefit) for income taxes	(2,812)	(574)	(15,250)	(879)
Provision (benefit) for income taxes	(2,862)	683	(3,448)	607
Net income (loss)	50	(1,257)	(11,802)	(1,486)

Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps	—	61	52	(1)
Foreign currency translation adjustments	526	—	1,032	—
Comprehensive income (loss)	576	(1,196)	(10,718)	(1,487)

Net income (loss)	50	(1,257)	(11,802)	(1,486)
Less dividends to Series A convertible preferred stockholders	(1,225)	—	(2,919)	—
Less dividends to Series B convertible preferred stockholders	—	(1,243)	(806)	(3,729)
Net loss attributable to common stockholders	$(1,175)	$(2,500)	$(15,527)	$(5,215)

Net loss per common share:
Basic and Diluted	$(0.03)	$(0.12)	$(0.45)	$(0.25)
Weighted-average common shares outstanding:
Basic and Diluted	39,359,523	20,980,961	34,790,861	20,980,961

Dividends declared per Series A convertible preferred share	$1.91	$—	$2.59	$—
Dividends declared per Series B convertible preferred share	$—	$18.75	$12.50	$18.75

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2017

(Unaudited)

(In thousands, except share data)

	Series A Convertible		Series B Convertible						Accumulated
	Preferred Stock		Preferred Stock		Common Stock				Other
				Par		Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Shares	Value	Paid- In Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2017 as previously reported	—	$—	64,500	$1	145,495	$1	$117,807	$(14,694)	$(52)	$103,063
Effect of reverse acquisition	—	—	—	—	20,835,466	1	—	—	—	1
Balance at January 1, 2017	—	—	64,500	1	20,980,961	2	117,807	(14,694)	(52)	103,064
Income on interest rate swaps	—	—	—	—	—	—	—	—	52	52
Series B convertible preferred stock dividend	—	—	—	—	—	—	—	(806)	—	(806)
Repurchase of common shares	—	—	—	—	(3,616,781)	(1)	(36,167)	—	—	(36,168)
Conversion of Series B convertible preferred stock to common shares	—	—	(64,500)	(1)	9,301,150	1	—	—	—	—
Shares assumed by legal acquirer	—	—	—	—	11,050,630	1	83,639	—	—	83,640
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(19,063)	—	—	(19,063)
Issuance of Series A convertible preferred stock	650,000	65,000	—	—	—	—	—	—	—	65,000
Issuance of common stock	—	—	—	—	6,764,272	1	74,685	—	—	74,686
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(2,919)	—	(2,919)
Stock-based compensation expense	—	—	—	—	—	—	1,201	—	—	1,201
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,032	1,032
Net loss	—	—	—	—	—	—	—	(11,802)	—	(11,802)
Balance at September 30, 2017	650,000	$65,000	—	$—	44,480,232	$4	$222,102	$(30,221)	$1,032	$257,917

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(11,802)	$(1,486)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	49,109	45,973
Amortization of intangible assets	4,649	4,542
Amortization of deferred financing fees	1,330	934
Write-off of deferred financing fees	3,883	—
Stock-based compensation expense	1,201	—
Deferred taxes	(4,849)	(245)
Bad debt expense	347	176
Non-cash interest expense	92	805
(Gain) loss on disposition of property and equipment	(513)	158
Deferred gain recognized on sales-type leases	(793)	(532)
Impairment of revenue equipment	—	1,195
Changes in operating assets and liabilities
Accounts receivable	(28,567)	(7,156)
Drivers’ advances and other receivables	547	(274)
Payments received on sales-type leases	3,774	2,776
Other current assets	(339)	3,524
Accounts payable	2,911	894
Accrued expenses and other liabilities	5,478	(2,176)
Net cash provided by operating activities	26,458	49,108

Cash flows from investing activities
Purchase of property and equipment	(15,565)	(3,143)
Proceeds from sale of property and equipment	5,252	4,424
Cash paid in acquisitions, net of cash acquired	(91,133)	—
Net cash provided by (used in) investing activities	(101,446)	1,281

Cash flows from financing activities:
Checks outstanding in excess of bank balances	313	317
Advances on line of credit	543,404	528,664
Repayments on line of credit	(550,261)	(528,603)
Principal payments on and payoff of long-term debt	(231,817)	(59,656)
Proceeds from Term Loan Facility	350,000	14,188
Deferred financing fees	(14,411)	(1,788)
Pay off of subordinated debt	(66,715)	—
Issuance of common stock	128,184	—
Repurchase of common stock	(36,168)	—
Issuance of Series A convertible preferred stock	65,000	—
Series A convertible preferred stock dividends	(1,680)	—
Series B convertible preferred stock dividends	(2,016)	(3,628)
Net cash provided by (used in) financing activities	183,833	(50,506)

Effect of exchange rates on cash and cash equivalents	(30)	—

Net increase (decrease) in cash and cash equivalents	108,815	(117)
Cash and cash equivalents – beginning of period	3,695	4,886
Cash and cash equivalents – end of period	$112,510	$4,769

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in thousands)

	Nine months ended
	September 30,
	2017	2016
Supplemental disclosure of cash flow information
Cash paid for interest	$20,916	$15,637
Cash paid for income taxes	$629	$942

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	$13,609	$32,517
Property and equipment sold for notes receivable	$412	$408
Property and equipment transferred to sales-type lease	$7,042	$6,193
Assets held for sale returned to property and equipment	$—	$351
Sales-type lease returns to property and equipment	$724	$1,188
Sales-type lease assets sold for notes receivable	$21,488	$18,609
Sales-type lease returns to sales-type lease assets	$13,795	$12,026
Common stock issued in acquisitions	$11,079	$—
Accrued Series A convertible preferred dividends	$1,239	$—
Accrued Series B convertible preferred dividends	$—	$1,378

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The registrant was originally formed in April 2015 as a special purpose acquisition company (SPAC) under the name Hennessy Capital Acquisition Corp. II (Hennessy). As a SPAC, Hennessy had no operations and its purpose was to go public with the intention of merging with or acquiring an operating company with the proceeds of the SPAC’s initial public offering (the IPO).

On February 27, 2017, Hennessy consummated the Business Combination (as defined and described in Note 2) with Daseke, Inc. Upon consummation of the Business Combination, Daseke, Inc. changed its name to Daseke Companies, Inc. and Hennessy changed its name to Daseke, Inc.

Daseke, Inc. was formed in December 2008 and began operations on January 1, 2009. Daseke is engaged in full service open-deck trucking that specializes primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States and Canada and into Mexico with trailers. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation and various state regulatory authorities. Additionally, due to the recent acquisition of R&R Trucking Holdings, LLC (see Note 3), the Company is also subject to regulations by the Department of Defense and the Department of Energy.

Unless expressly stated otherwise, references to the Company or Daseke refers to Daseke, Inc. and its wholly owned subsidiaries, Hennessy refers to the registrant prior to the closing of the Business Combination, and Private Daseke refers to Daseke, Inc. and its subsidiaries prior to the closing of the Business Combination.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of September 30, 2017 and December 31, 2016, the balance of deferred financing fees was $13.3 million and $4.1 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $0.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively, which is included in interest expense. In February 2017, in conjunction with new term loan financing discussed in Note 9, the Company incurred deferred financing costs of $14.2 million and expensed unamortized deferred financing fees totaling $3.9 million.

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

The fair value of the Company’s interest rate swaps is determined using cash flow computer models with unobservable inputs, therefore the liability for interest rate swaps is classified within Level 3 of the fair value framework. In conjunction with the Business Combination discussed in Note 2, the Company’s lone interest rate swap was terminated. At December 31, 2016, the fair value of this liability was $51,871 and is classified in accrued expenses and other liabilities on the consolidated balance sheets. The tables below are a summary of the changes in the fair value of this liability for the three and nine months ended September 30, 2017 and 2016 (in thousands):

2016
Balance at January 1, 2016	$(124)
Change in fair value	(63)

Balance at June 30, 2016	(187)
Change in fair value	72
Balance at September 30, 2016	$(115)

2017
Balance at January 1, 2017	$(52)
Change in fair value	52

Balance at June 30, 2017	—
Change in fair value	—
Balance at September 30, 2017	$—

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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has twelve operating segments as of September 30, 2017 and eight operating segments as of September 30, 2016 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s earnings (loss).

For the three and nine months ended September 30, 2017, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. For the three and nine months ended September 30, 2017 and 2016, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted earnings per share as their effects were anti-dilutive. For the three and nine months ended September 30, 2017, there was no dilutive effect from the Merger Agreement earn-out provision (see Note 2) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants).

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

From time to time, the Company’s foreign operations may enter into transactions that are denominated in a currency other than their functional currency (U.S. dollars). These transactions are initially recorded in the functional currency of the operating company based on the applicable exchange rate in effect on the date of the transaction. Monthly, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the remeasurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded in the consolidated statements of operations of the foreign operating company as a component of foreign exchange gain or loss.

Assets Held for Sale

Assets held for sale is comprised of revenue equipment in our lease purchase program and is recorded as a component of prepaid and other current assets on the consolidated balance sheets. Assets held for sale at September 30, 2017 and December 31, 2016, totaled $7.1 million and $2.8 million, respectively. Assets held for sale are not subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. The Company expects to sell these assets in its lease purchase program within twelve months of being classified as assets held for sale.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718). ASU 2016-09 requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. ASU 2016-09 also allows for the Company to repurchase more of the Company’s shares for tax withholding purposes without triggering liability accounting. In addition, ASU 2016-09 allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company adopted this pronouncement on April 1, 2017 and election to account for forfeitures as they occur did not have a material impact on the Company’s consolidated results of operations, financial condition, cash flows or financial statement disclosures.

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

In March 2016, the FASB issued an ASU that further clarifies guidance under ASU 2014-09 with respect to principal versus agent considerations in revenue from contracts with customers. In the second quarter of 2016, the FASB issued two ASUs that provide additional guidance when identifying performance obligations and licenses as well as allowing for certain narrow scope improvements and practical expedients. In May 2017, the FASB issued an ASU that provides guidance on the identification of the customer in a service concession arrangement. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). The Company plans to adopt this new guidance in the first quarter of 2018 and would apply the modified retrospective method, which may result in a cumulative-effect adjustment to opening retained earnings with an insignificant change to revenue on a go-forward basis. The Company has completed its review of a sample of revenue contracts for all revenue sources and has concluded that the new guidance will not have a material impact on its revenue recognition practices, business processes, systems and controls. The new guidance will result in changes to the timing of recognition for certain revenue streams, namely freight revenue, where a contract has not been completed by the end of a reporting period. Based on a review of our customer shipping arrangements, we currently believe the implementation of this standard will change our revenue recognition policy from recognizing revenue upon shipment completion to recognizing revenue over time based on the progress toward completion of shipments in transit at each period end.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3 – ACQUISITIONS

The Company is a leading consolidator of the open-deck freight market in North America. From its inception in late 2008, the Company has successfully acquired twelve open-deck trucking companies. Negotiations and discussions with potential targets are an integral part of the Company’s operations, and the Company may be in varying stages of the acquisition process, from infancy to very mature, at any point in time.

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets of the Company’s recent acquisitions (in thousands):

(all amounts in U.S. dollars)
	R&R	Steelman	Schilli	Big Freight
Accounts receivable	$5,129	$4,383	$8,798	$4,914
Parts supplies	149	90	1,681	—
Prepaid and other current assets	1,515	2,296	4,701	576
Property and equipment	16,887	11,100	41,423	11,492
Goodwill & Intangibles	22,560	14,318	12,989	10,551
Other long-term assets	156	5,013	—	121
Deferred tax liabilities	(5,238)	(2,763)	(14,598)	(3,571)
Accounts payable and other liabilities	(2,920)	(15,612)	(27,634)	(6,294)
Total	$38,238	$18,825	$27,360	$17,789

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed at estimated fair values as of the acquisition date, which were based, in part, upon outside preliminary appraisals for certain assets and subject to change when additional information concerning final asset and liability values is obtained.

The Company has not completed its assessments of the fair value of purchased intangible assets for the R&R and Steelman acquisitions, and no value has been allocated to them at this time. The Company has completed its assessments for the Schilli and Big Freight acquisitions and allocated the resulting fair values to intangible assets. The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

R&R Trucking Holdings, LLC

On September 1, 2017 the Company acquired 100% of the outstanding stock of R&R Trucking Holdings, LLC (R&R), based in Duenweg, Missouri. Total consideration paid was $38.4 million, consisting of $24.6 million in cash and the Company assumed and repaid of $13.8 million of long-term debt. The cash consideration was funded through a delayed draw on September 1, 2017 under the Term Loan Facility. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.4 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

The Steelman Companies

On July 1, 2017, the Company acquired 100% of the outstanding stock of The Steelman Companies (Steelman), based in Springfield, Missouri, for consideration of $18.8 million, consisting of $11.2 million in cash and 746,170 shares of Daseke common stock valued at $7.6 million. The fair value of the 746,170 shares issued was determined based on the closing price of the stock on the acquisition close date. The cash consideration was funded through cash on hand. The acquisition was a stock purchase under GAAP. A Section 338(h)(10) election is being filed for certain of the entities acquired which will deem those acquisitions as an asset purchase for tax purposes, therefore approximately $13.0 million of the values assigned to the intangible assets and goodwill are expected to be deductible for tax purposes. Approximately $0.3 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3 – ACQUISITIONS – (Continued)

Schilli Transportation Services, Inc.

On May 1, 2017, the Company acquired 100% of the outstanding stock of Schilli Transportation Services, Inc. and certain of its affiliates (Schilli), based in Remington, Indiana. Total consideration paid was $27.4 million, consisting of $21.0 million in cash, 232,885 shares of Daseke common stock valued at $2.3 million and $4.0 million of long-term debt refinanced by the Company. The fair value of the 232,885 shares issued was determined based on the closing price of the stock on the acquisition close date. The cash consideration was funded through a delayed draw on May 1, 2017 under the Term Loan Facility. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.4 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

Big Freight Systems, Inc.

On May 1, 2017, the Company acquired 100% of the outstanding stock of Big Freight Systems, Inc. (Big Freight), based in Steinbach, Manitoba. Total consideration paid was $16.7 million consisting of $12.4 million in cash, 109,248 shares of Daseke common stock valued at $1.1 million and, the Company assumed approximately $3.2 million of outstanding debt. The fair value of the 109,248 shares issued was determined based on the closing price of the stock on the acquisition close date. Big Freight’s purchase agreement also contains an earn-out for additional cash consideration to be paid on the excess of each of 2017, 2018 and 2019’s earnings before interest, taxes, depreciation and amortization (EBITDA Amount) over 2016’s EBITDA Amount (as defined in the purchase agreement), multiplied by 0.4. A contingent liability of $1.1 million was included in the allocation of the purchase price for this earn-out. The cash consideration was funded through a delayed draw on May 1, 2017 under the Term Loan Facility and cash on hand. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma financial information reflects the R&R, Steelman, Schilli and Big Freight acquisitions as if they occurred on January 1, 2016. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on January 1, 2016. Further, the pro forma financial information does not purport to project the future operating results of the consolidated company.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Pro forma revenue	$241,135	$230,092	$690,449	$666,014
Pro forma net income (loss)	$285	$(1,167)	$(11,323)	$810

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of September 30, 2017 and December 31, 2016 (in thousands).

	2017	2016
Assets held for sale	$7,112	$2,812
Other assets	2,529	3,546
Insurance	4,564	2,246
Other prepaids	1,562	1,104
Licensing, permits and tolls	3,031	2,772
Highway and fuel taxes	1,523	1,024
	$20,321	$13,504

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 31 or when impairment indicators arise. There was no goodwill impairment identified for the three and nine months ended September 30, 2017. The preliminary summary of changes in goodwill follows for the nine months ended September 30, 2017 (in thousands).

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2016	46,660	42,375	89,035
Goodwill acquired and adjustments to previously recorded goodwill	—	50,207	50,207
Foreign currency translation adjustment	—	647	647
Goodwill balance at September 30, 2017	$46,660	$93,229	$139,889

Intangible assets consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017			As of December 31, 2016
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$10,900	$(5,175)	$5,725	$8,350	$(3,929)	$4,421
Customer relationships	59,190	(22,471)	36,719	56,210	(19,078)	37,132
Trade names	34,780	—	34,780	30,100	—	30,100
Foreign currency translation adjustment	—	317	317	—	—	—
Total intangible assets	$104,870	$(27,329)	$77,541	$94,660	$(23,007)	$71,653

As of September 30, 2017, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.63 and 7.81 years, respectively.

Amortization expense for intangible assets with definite lives was $1.8 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $4.6 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively. Projected amortization expense for the next five fiscal years ending December 31, 2017, 2018, 2019, 2020 and 2021 will be $6.3 million, $6.5 million, $6.4 million, $5.6 million and $5.1 million, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at September 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Revenue equipment	$474,544	$398,394
Buildings and improvements	50,546	43,000
Furniture and fixtures, office and computer equipment and vehicles	17,292	14,421
	542,382	455,815
Accumulated depreciation	(173,183)	(137,068)
	$369,199	$318,747

Depreciation expense on property and equipment was $18.0 million and $15.5 million for the three months ended September 30, 2017 and 2016, respectively, and $49.1 million and $46.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The components of the net investment in sales-type leases are as follows at September 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Minimum lease receivable	$35,120	$21,055
Deferred gain	(7,092)	(3,049)
Net minimum lease receivable	28,028	18,006
Unearned interest income	(3,848)	(3,671)

Net investment in sales-type leases	24,180	14,335
Current portion	(6,022)	(3,516)
	$18,158	$10,819

The long-term portion of sales-type leases is classified in other long-term assets on the consolidated balance sheets at September 30, 2017 and December 31, 2016.

Gain or loss on disposition of revenue equipment leased to owner-operators is included as a component of purchased freight in the consolidated statements of operations. The gains totaled approximately $0.5 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at September 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Brokerage and escorts	$6,732	$3,559
Unvouchered payables	4,892	2,587
Other accrued expenses	5,339	3,956
Owner-operator deposits	4,779	2,032
Interest	255	1,705
Dividends	1,239	1,209
Fuel	995	711
Fuel taxes	429	345
	$24,660	$16,104

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Senior debt

Line of credit	$—	$6,858
Term loan facility	348,462	—
Senior term loan	—	125,682
Equipment term loans	82,668	111,882
Real estate term loan	—	13,772
Capital leases	4,540	13,818
	435,670	272,012
Less current portion	(26,514)	(52,665)
Less unamortized debt issuance costs	(13,315)	(4,117)
Long-term portion	395,841	215,230

Subordinated debt

Main Street Capital Corporation	—	21,660
Prudential Capital Partners	—	21,492
LST Seller notes	—	22,000
DTR Seller notes	—	1,000
BHE Seller notes	—	291
Total subordinated debt	—	66,443

Total long-term debt	$395,841	$281,673

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

The Term Loan Facility has a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.50% per annum for ABR Borrowings and LIBOR (subject to a 1.00% floor) plus 5.50% per annum for Eurodollar Rate Borrowings. At September 30, 2017, the average interest rate on the Term Loan Facility was 6.6%.

The Term Loan Facility is secured by all assets of the Company, except those assets collateralizing equipment and certain real estate lenders debt and subject to certain customary exceptions.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT – (Continued)

As amended on August 16, 2017, the Term Loan Facility contains a financial covenant requiring the Company to maintain a consolidated total leverage ratio as of the last day of any fiscal quarter of less than or equal to 4.25 to 1.00 commencing on June 30, 2017, stepping up to 4.75 to 1.00 on September 30, 2017, stepping down to 4.25 to 1.00 on March 31, 2018, stepping down to 4.00 to 1.00 on March 31, 2019 and stepping down to 3.75 to 1.00 on March 31, 2021. Additionally, as amended on August 16, 2017, the Term Loan Facility contains a pro forma total leverage ratio of less than or equal to 4.25 to 1.00 for term loans funded from the delayed draw feature. The consolidated total leverage ratio is defined as the ratio of (i) consolidated total debt minus unrestricted cash and cash equivalents and cash and cash equivalents restricted in favor of the administrative agent and the lenders not to exceed $5 million, to (ii) consolidated adjusted EBITDA for the trailing 12 month period (with customary add-backs permitted to consolidated adjusted EBITDA, including in respect of synergies and cost-savings reasonably identifiable and factually supportable that are anticipated to be realized in an aggregate amount not to exceed 25% of consolidated adjusted EBITDA and subject to other customary limitations).

The Term Loan Facility permits voluntarily prepayments of borrowings. In certain circumstances (subject to exceptions, exclusions and, in the case of excess cash flow, step-downs described below), the Company may also be required to make an offer to prepay the Term Loan Facility if it receives proceeds as a result of certain asset sales, debt issuances, casualty or similar events of loss, or if it has excess cash flow (defined as an annual amount calculated using a customary formula based on consolidated adjusted EBITDA, including, among other things, deductions for (i) the amount of certain voluntary prepayments of the Term Loan Facility and (ii) the amount of certain capital expenditures, acquisitions, investments and restricted payments). The percentage of excess cash flow that must be applied as a mandatory prepayment is 50% with respect to the initial excess cash flow period (the fiscal year ending on December 31, 2018) and will be 50%, 25% or 0% for future excess cash flow periods depending upon the first lien leverage ratio.

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

ABL Facility

Also, in conjunction with the Closing on February 27, 2017, the Company entered into a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The size of the ABL Facility could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases of up to $30 million. The ABL Facility matures on February 27, 2022. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. As of September 30, 2017, the Company had no borrowings and $8.9 million in letters of credit outstanding under the ABL Facility and could incur approximately $70.0 million of additional indebtedness under the ABL Facility.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT – (Continued)

The ABL Facility is secured by all of the Company’s U.S. based accounts receivable, parts supplies, cash and cash equivalents excluding proceeds of Term Loan Facility, securities and deposit accounts and other general assets not included in the Term Loan Facility collateral.

The ABL Facility contains (i) a financial covenant similar to the consolidated total leverage ratio required under the Term Loan Facility (but, as amended on August 31, 2017, in any event requiring a leverage ratio of less than or equal to 4.75 to 1.00 for the fiscal quarter ended September 30, 2017, stepping down to 3.75 to 1.00 on March 31, 2021, in the same increments as the Term Loan Facility noted above) and (ii) during any period after a default or event of default or after excess availability falling below the greater of (x) $15.0 million and (y) 20% of the maximum credit amount, continuing until such time as no default or event of default has existed and excess availability has exceeded such amounts for a period of 60 consecutive days, a financial covenant requiring the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.00x, tested on a quarterly basis. The Company’s fixed charge coverage ratio is defined as the ratio of (1) consolidated adjusted EBITDA minus unfinanced capital expenditures, cash taxes and cash dividends or distributions, to (2) the sum of all funded debt payments for the four quarter period then ending (with customary add-backs permitted to consolidated adjusted EBITDA).

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

As of September 30, 2017, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

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

Equipment Term Loans and Mortgages

As of September 30, 2017, the Company had term loans collateralized by equipment in the aggregate amount of $79.0 million with thirty (30) lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 6.8%, require monthly payments of principal and interest and mature at various dates through July 2024. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

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

As of September 30, 2017, the Company has a bank mortgage loan with a balance of $3.7 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2017.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT – (Continued)

Capital Leases

The Company leases certain equipment under long-term capital lease agreements that expire on various dates through June 2024. As of September 30, 2017 and December 31, 2016, the book value of the property and equipment recorded under capital leases was $5.6 million and $24.1 million, net of accumulated depreciation of $5.0 million and $17.0 million, respectively. Depreciation expense related to leased equipment was $0.6 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Main Street Capital Corporation

In 2013, Main Street Capital Corporation (Main Street) loaned the Company $20.0 million under a senior subordinated secured term loan (the Main Street Loan). The Main Street Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. Paid-in kind (PIK) interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the nine months ended September 30, 2017 and year ended December 31, 2016, $0.1 million and $0.5 million, respectively, of accrued PIK interest was added to the principal balance and accrued PIK interest of $0.1 million was recorded in accrued expenses as of December 31, 2016. In conjunction with Business Combination, the Main Street Loan was repaid in February 2017. See Note 2 for additional details on the Business Combination.

Prudential Capital Partners

In 2013, the Company issued senior secured subordinated promissory notes in the initial aggregate principal amount of $20.0 million (PCP Subordinated Notes) to Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P. (collectively, the PCP Investors) pursuant to the Securities Purchase Agreement, dated as of November 12, 2013, by and among the Company, certain of its subsidiaries and the PCP Investors. The PCP Subordinated Notes were subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. PIK interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the nine months ended September 30, 2017 and year ended December 31, 2016, $0.1 million and $0.5 million, respectively, of accrued PIK interest was added to the principal balance and $0.1 million accrued PIK interest was recorded in accrued expenses as of December 31, 2016. In conjunction with Business Combination, the PCP Subordinated Notes were repaid in February 2017. See Note 2 for additional details on the Business Combination.

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

Future Payments

Future principal payments on long-term debt as of September 30, 2017 are as follows (in thousands):

	Term Loan Facility	Equipment Term Loans	Capital Leases	Total

2017	$3,485	$20,875	$2,387	$26,747
2018	3,485	20,802	1,410	25,697
2019	3,485	17,226	822	21,533
2020	3,485	11,516	152	15,153
2021	3,485	5,037	61	8,583
Thereafter	331,037	7,212	81	338,330

Total minimum lease payments			4,913
Loan amount attributable to interest			(373)	(373)

Total (Present value of minimum lease payments on capital leases)	$348,462	$82,668	4,540	$435,670
Less current portion			(2,154)
Long-term capital leases			$2,386

NOTE 10 – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and range from approximately 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rates for the three months ended September 30, 2017 and 2016 were 101.8% and (119.0%), respectively, and 22.6% and (69.1%) for the nine months ended September 30, 2017 and 2016, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers, transaction expenses and withdrawn Private Daseke IPO expenses. There were no changes in uncertain tax positions during the three and nine months ended September 30, 2017. As a result of the Business Combination, the Company had an Internal Revenue Code of 1986, as amended, section 382 ownership change, which will not impair the Company’s ability to utilize the net operating losses.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On September 19, 2017, the Company and certain stockholders of the Company (the Selling Stockholders) entered into an underwriting agreement (the Underwriting Agreement) with Stifel, Nicolaus & Company, Incorporated and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), in connection with an underwritten public offering (the Offering) of 5,292,000 shares of the Company’s common stock, par value $0.0001 per share, including 4,882,167 shares of common stock to be sold by the Company and 409,833 shares of common stock to be sold by the Selling Stockholders, at a price to the public of $12.00 per share ($11.34 per share net of underwriting discounts and commissions). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 793,800 shares of common stock, which was exercised in full on September 20, 2017 and closed simultaneously with the Offering on September 22, 2017. Net proceeds received by the Company from its sale of 5,675,967 shares of common stock were approximately $63.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As described in the prospectus supplement, dated September 19, 2017, filed with the SEC on September 20, 2017, the Company intends to use the net proceeds from the Offering for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing or the financing of possible future acquisitions.

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

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. The Company’s board of directors declared quarterly dividends of $0.68 per share on April 24, 2017, and $1.91 per share on July 18, 2017, which were both then paid on July 28, 2017. As of September 30, 2017, accrued dividends of $1.2 million were recorded in accrued expenses and other liabilities.

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

Warrants

At September 30, 2017, there were a total of 35,040,664 warrants outstanding to purchase 17,520,332 shares of the Company’s common stock.

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

Stock Options

The following table summarizes stock option grants under the Plan during the nine months ended September 30, 2017:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Director Group	150,000	150,000	5 years	$9.98	$654,000
Employee Group	1,305,500	1,296,500	5 years	$9.99	$5,652,740
Total		1,446,500

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12 – STOCK-BASED COMPENSATION – (Continued)

The Company’s calculations of the fair value of stock options granted during the nine months ended September 30, 2017 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions for the nine months ended September 30, 2017:

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

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan during the nine months ended September 30, 2017:

Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value

Employee Group	876,123	5 years	$8,340,691

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures will be recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures are incurred.

Stock Options

A summary of option activity under the Plan as of September 30, 2017 and changes during the nine months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of January 1, 2017	—	$—	—	$—
Granted	1,455,500	9.99	10.0	—
Exercised	—	—	—	—
Forfeited or expired	(9,000)	9.98	—	20
Outstanding as of September 30, 2017	1,446,500	9.99	9.4	4,425

Exercisable as of September 30, 2017	—	$—	—	$—

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12 – STOCK-BASED COMPENSATION – (Continued)

Restricted Stock Units

A summary of restricted stock unit awards activity under the Plan as of September 30, 2017 and changes during the nine months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Outstanding as of January 1, 2017	—	$—
Granted	876,123	9.52
Vested	—	—
Forfeited	(155,334)	9.66
Outstanding as of September 30, 2017	720,789	$9.49

Aggregate stock-based compensation charges were $0.7 million and $1.2 million during the three and nine months ended September 30, 2017 and included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations. As of September 30, 2017, there was $5.6 million of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 4.4 years.

NOTE 13 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan) and merged six separate plans into the Retirement Plan. The Retirement Plan is a defined contribution plan and intended to qualify under ERISA provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2016 and $1.8 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively. Matching contributions for 401(k) defined contribution plans not yet merged into the Retirement Plan totaled approximately $47,000 for both the three and nine months ended September 30, 2017.

NOTE 14 – INTEREST RATE SWAP

The Company, from time to time, uses interest rate swaps to manage risks related to interest rate movements. These interest rate swaps are reported at fair value on the consolidated balance sheets in accrued expenses and other liabilities.

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

The terms of the interest rate swap designated as a cash flow hedge at December 31, 2016 were as follows:

	Notional	Termination	Interest Rate	Interest Rate
Effective Date	Amount	Date	Received	Paid
11/12/2013	$12,000,000	4/30/2018	0.6%	3.63%

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office building facilities, terminal locations and revenue equipment under non-cancelable operating leases. Building and terminal rent expense under operating leases was $2.1 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $4.5 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. Tractor, trailer and other revenue equipment rent expense under operating leases was $4.7 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively, and $12.7 million and $9.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Letters of Credit

The Company had outstanding letters of credit at September 30, 2017 totaling approximately $11.1 million, including those disclosed in Note 9. These letters of credit cover liability insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $0.7 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Intersegment revenues and expenses for the Specialized Solutions segment totaled $1.2 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively and $2.6 million and $2.0 million for the nine months ended September 30, 2017 and 2016.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 16 – REPORTABLE SEGMENTS– (Continued)

The following tables reflect certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended September 30, 2017
Total revenue	$85,592	$147,631	$(1,901)	$231,322
Operating income	4,755	7,159	(6,210)	5,704
Depreciation	6,713	11,290	37	18,040
Amortization of intangible assets	437	1,328	—	1,765
Income (loss) before income tax	2,997	5,060	(10,869)	(2,812)
Total assets	272,686	472,761	111,974	857,421

Three Months Ended September 30, 2016
Total revenue	$78,975	$96,534	$(1,361)	$174,148
Operating income	3,794	5,739	(3,451)	6,082
Depreciation	7,161	8,303	40	15,504
Amortization of intangible assets	489	1,005	—	1,494
Income (loss) before income tax	1,708	3,917	(6,199)	(574)
Total assets	295,286	304,623	8,946	608,855

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Nine Months Ended September 30, 2017
Total revenue	$253,794	$340,289	$(5,004)	$589,079
Operating income	14,955	12,756	(18,391)	9,320
Depreciation	20,619	28,375	115	49,109
Amortization of intangible assets	1,310	3,339	—	4,649
Income (loss) before income tax	9,725	7,004	(31,979)	(15,250)

Nine Months Ended September 30, 2016
Total revenue	$237,169	$267,651	$(3,434)	$501,386
Operating income	14,041	14,689	(12,394)	16,336
Depreciation	21,219	24,637	117	45,973
Amortization of intangible assets	1,468	3,074	—	4,542
Income (loss) before income tax	9,517	9,907	(20,303)	(879)

NOTE 17 – SUBSEQUENT EVENTS

On October 17, 2017 the Company’s board of directors declared a quarterly dividend of $1.91 per share on 650,000 shares of Series A Preferred Stock outstanding as of August 15, 2017, or $1.2 million, which was paid on October 20, 2017.

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

The Company believes it is the largest owner of open deck equipment and the second largest provider of flatbed, open deck transportation and logistics solutions by revenue in North America. The Company delivers a comprehensive and diverse offering of flatbed and specialized transportation and logistics solutions to approximately 4,800 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that principally include super heavy haul, high-value customized, over-dimensional, step deck and removable gooseneck trailer solutions.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and asset-light operations (which consist of owner-operator transportation and freight brokerage). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. Approximately 62.0% of freight, logistics and brokerage revenue for the nine months ended September 30, 2017 was derived from company-owned equipment and approximately 38.0% was derived from asset-light services.

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

On May 1, 2017, the Company completed mergers with two leading open-deck specialized transportation companies: the Schilli Companies (Schilli), headquartered in Remington, Indiana, and Big Freight Systems Inc. (Big Freight), headquartered in Steinbach, Manitoba. On July 1, 2017, the Company completed a merger with The Steelman Companies (Steelman), headquartered in Springfield, Missouri. On September 1, 2017, the Company completed a merger with R&R Trucking Holdings, LLC (R&R), based in Duenweg, Missouri.

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

The comparability of the Company’s results of operations among the periods presented is impacted by the acquisitions listed below, which were completed in the second and third quarters of 2017. Also, as a result of the below acquisitions, the Company’s historical results of operations may not be comparable or indicative of future results.

•

Schilli Acquisition – Effective as of May 1, 2017, the Company acquired all of the outstanding stock of Schilli to expand its presence in the Midwestern U.S. Schilli is part of the Company’s Specialized Solutions segment.

•

Big Freight Acquisition – Effective as of May 1, 2017, the Company acquired all of the outstanding stock of Big Freight to expand its presence into Canada and the power sports industry. Big Freight is part of the Company’s Specialized Solutions segment.

•

Steelman Acquisition – Effective as of July 1, 2017, the Company acquired all of the outstanding stock of Steelman to expand its presence in the Midwest and in both the power sports and heavy haul industries. Steelman is part of the Company’s Specialized Solutions segment.

•

R&R Acquisition – Effective as of September 1, 2017, the Company acquired all of the outstanding stock of R&R to expand the Company’s capabilities to include government and commercial arms, ammunition and explosives. R&R is part of the Company’s Specialized Solutions segment.

The Schilli, Big Freight, Steelman and R&R Acquisitions are collectively referred to as the Recent Acquisitions.

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

•

Transaction Costs. During the nine months ended September 30, 2017, the Company expensed $2.0 million of transaction costs related to the Business Combination, compared to $0.3 million for the same period in 2016.

•

Deferred Financing Fees. During the first quarter of 2017, the Company expensed $3.9 million of unamortized deferred financing fees associated with debt refinanced in conjunction with the Business Combination. There were no such expenses for the nine months ended September 30, 2016.

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended September 30, 2017 and 2016 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended September 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$171,245	74.0	$135,415	77.8	$35,830	26.5
Brokerage	34,198	14.8	25,977	14.9	8,221	31.6
Logistics	7,871	3.4	—	*	7,871	*
Fuel surcharge	18,008	7.8	12,756	7.3	5,252	41.2
Total revenue	231,322	100.0	174,148	100.0	57,174	32.8

OPERATING EXPENSES:
Salaries, wages and employee benefits	64,955	28.1	49,298	28.3	15,657	31.8
Fuel	24,734	10.7	17,296	9.9	7,438	43.0
Operations and maintenance	35,132	15.2	27,874	16.0	7,258	26.0
Communications	539	0.2	370	0.2	169	45.7
Purchased freight	61,598	26.6	42,541	24.4	19,057	44.8
Administrative expenses	8,619	3.7	5,221	3.0	3,398	65.1
Sales and marketing	488	0.2	435	0.2	53	12.2
Taxes and licenses	2,963	1.3	2,268	1.3	695	30.6
Insurance and claims	6,351	2.7	5,065	2.9	1,286	25.4
Acquisition-related transaction expenses	773	0.3	—	*	773	*
Depreciation and amortization	19,805	8.6	16,998	9.8	2,807	16.5
Loss on disposition	(339)	(0.1)	(495)	(0.3)	156	(31.5)
Impairment	—	*	1,195	0.7	(1,195)	(100.0)
Total operating expenses	225,618	97.5	168,066	96.5	57,552	34.2
Operating ratio	97.5%		96.5%
Adjusted operating ratio(1)	95.4%		94.1%
INCOME FROM OPERATIONS	5,704	2.5	6,082	3.5	(378)	(6.2)

Other (income) expense:
Interest income	(76)	*	(4)	*	(72)	1,800.0
Interest expense	8,624	3.7	6,724	3.9	1,900	28.3
Write-off of unamortized deferred financing fees	—	*	—	*	—	*
Other	(32)	*	(64)	*	32	(50.0)
Total other expense	8,516	3.7	6,656	3.8	1,860	27.9

Loss before provision for income taxes	(2,812)	(1.2)	(574)	(0.3)	(2,238)	389.9
Provision for income taxes	(2,862)	(1.2)	683	0.4	(3,545)	(519.0)
Net income (loss)	$50	-	$(1,257)	(0.7)	$1,307	(104.0)

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended September 30, 2017 and 2016 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended September 30, 2017 and 2016.

FLATBED SOLUTIONS

	Three Months Ended September 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$67,807	79.2	$64,281	81.4	$3,526	5.5
Brokerage	9,385	11.0	7,410	9.4	1,975	26.7
Logistics	—	-	—	-	—	*
Fuel surcharge	8,400	9.8	7,284	9.2	1,116	15.3
Total revenue	85,592	100.0	78,975	100.0	6,617	8.4

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	23,538	27.5	23,233	29.4	305	1.3
Fuel	10,212	11.9	9,401	11.9	811	8.6
Operations and maintenance	9,584	11.2	8,710	11.0	874	10.0
Purchased freight	24,536	28.7	20,169	25.5	4,367	21.7
Depreciation and amortization	7,150	8.4	7,650	9.7	(500)	(6.5)
Impairment	—	-	—	-	—	*
Other operating expenses	5,817	6.8	6,018	7.6	(201)	(3.3)
Total operating expenses	80,837	94.4	75,181	95.2	5,656	7.5
Operating ratio	94.4%		95.2%
Adjusted operating ratio(2)	93.5%		93.9%
INCOME FROM OPERATIONS	$4,755	5.6	$3,794	4.8	$961	25.3

OPERATING STATISTICS:
Total miles	36,646,345		37,767,726		(1,121,381)	(3.0)
Company-operated tractors	1,144		1,162		(18)	(1.5)
Owner-operated tractors	469		441		28	6.3
Number of trailers	2,881		2,842		39	1.4

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended September 30, 2017 and 2016 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended September 30, 2017 and 2016.

SPECIALIZED SOLUTIONS

	Three Months Ended September 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$105,137	71.2	$72,367	75.0	$32,770	45.3
Brokerage	24,852	16.8	18,579	19.2	6,273	33.8
Logistics	7,886	5.3	—	-	7,886	*
Fuel surcharge	9,756	6.6	5,588	5.8	4,168	74.6
Total revenue	147,631	100.0	96,534	100.0	51,097	52.9

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	39,507	26.8	24,714	25.6	14,793	59.9
Fuel	14,521	9.8	7,895	8.2	6,626	83.9
Operations and maintenance	25,180	17.1	18,927	19.6	6,253	33.0
Purchased freight	38,965	26.4	23,733	24.6	15,232	64.2
Depreciation and amortization	12,618	8.5	9,308	9.6	3,310	35.6
Impairment	—	-	1,195	1.2	(1,195)	(100.0)
Other operating expenses	9,681	6.6	5,023	5.2	4,658	92.7
Total operating expenses	140,472	95.2	90,795	94.1	49,677	54.7
Operating ratio	95.2%		94.1%
Adjusted operating ratio(2)	92.6%		91.2%
INCOME FROM OPERATIONS	$7,159	4.8	$5,739	5.9	$1,420	24.7

OPERATING STATISTICS:
Total miles	38,948,331		24,266,511		14,681,820	60.5
Company-operated tractors	1,638		1,109		529	47.7
Owner-operated tractors	408		236		172	72.9
Number of trailers	4,813		3,394		1,419	41.8

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 32.8% to $231.3 million for the three months ended September 30, 2017 from $174.1 million for the three months ended September 30, 2016, primarily due to the Recent Acquisitions. The change in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $8.8 million, or 5.1%, due to increases in freight revenue, fuel surcharge and brokerage revenue. Freight revenue, excluding the effect of the Recent Acquisitions, increased $5.7 million, or 4.2%, from $135.4 million for the three months ended September 30, 2016 to $141.1 million for the three months ended September 30, 2017. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased from $12.7 million for the three months ended September 30, 2016 to $14.9 million for the three months ended September 30, 2017, an increase of 17.1%. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $0.9 million, or 3.6%, from $26.0 million for the three months ended September 30, 2016 to $26.9 million for the three months ended September 30, 2017.

The Company’s Flatbed Solutions segment’s revenue was $85.6 million for the three months ended September 30, 2017 and $79.0 million for the three months ended September 30, 2016, an increase of 8.4%. This increase was primarily a result of increases in rates, which produced increases of $3.5 million, or 5.5%, in freight revenue and $2.0 million, or 26.7%, in brokerage revenues despite 1.1 million fewer miles compared to the same period in 2016. The $1.1 million, or 15.3%, increase in fuel surcharge revenue also contributed to the increase in the Flatbed Solutions segment’s revenue.

The Company’s Specialized Solutions segment’s revenue was $147.6 million for the three months ended September 30, 2017 and $96.5 million for the three months ended September 30, 2016, an increase of 52.9%, which was primarily due to the Recent Acquisitions. The increase in revenue, excluding the effect of the Recent Acquisitions, was an increase of $2.8 million, or 2.9%, primarily due to increases in freight revenue and fuel surcharge, partially offset by a slight decrease in brokerage revenues. Freight revenue, excluding the effect of the Recent Acquisitions, increased to $75.0 million for the three months ended September 30, 2017 from $72.3 million for the same period in 2016, an increase of 3.7%. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased to $6.7 million for the three months ended September 30, 2017 from $5.6 million for the same period in 2016, an increase of 19.6%. Brokerage revenue, excluding the effect of the Recent Acquisitions, decreased to $17.6 million for the three months ended September 30, 2017 from $18.6 million for the same period in 2016, a decrease of 5.5%.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices, which commenced in the fourth quarter of 2016 and continued through the third quarter of 2017 with only a less than 1% decrease in fuel prices in the second quarter of 2017.

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

Salaries, wages and employee benefits expense increased 31.8% to $65.0 million for the three months ended September 30, 2017 from $49.3 million for the three months ended September 30, 2016, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 5.5%, or $2.7 million, and was primarily due to increased employee compensation, workers’ compensation premiums, and stock-based compensation, partially offset by a decrease in workers’ compensation claims.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense was relatively flat for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

The Company’s Specialized Solutions segment had a $14.8 million, or 59.9%, increase in salaries, wages and employee benefits expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the Recent Acquisitions. This increase, excluding the effect of the Recent Acquisitions, was 7.5%, or $1.9 million, and was primarily due to increased employee compensation and stock-based compensation.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased $7.4 million, or 43.0%, to $24.7 million for the three months ended September 30, 2017 from $17.3 million for the three months ended September 30, 2016. This increase was primarily a result of the Recent Acquisitions and higher fuel prices. Excluding the effect of the Recent Acquisitions, fuel expense increased 11.3%, or $2.0 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.615 for the three months ended September 30, 2017, compared to $2.381 for the same period in 2016, a 9.9% increase.

The Company’s Flatbed Solutions segment’s fuel expense increased 8.6% to $10.2 million for the three months ended September 30, 2017 from $9.4 million for the three months ended September 30, 2016, primarily as a result of higher fuel prices, partially offset by a 3.0% decrease in total miles.

The Company’s Specialized Solutions segment’s fuel expense increased 83.9% to $14.5 million for the three months ended September 30, 2017 from $7.9 million for the three months ended September 30, 2016, primarily as a result of the Recent Acquisitions, higher fuel prices and an increase in total miles. Excluding the effect of the Recent Acquisitions, fuel expense in the Specialized Solutions segment increased 14.5% to $9.0 million and total miles increased 2.3%.

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

Operations and maintenance expense increased 26.0% to $35.1 million for the three months ended September 30, 2017 from $27.9 million for the three months ended September 30, 2016, primarily as a result of the Recent Acquisitions. Operating and maintenance expense increased 4.7% after adjusting for the effect of the Recent Acquisitions.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $0.9 million, or 10.0%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily from increased maintenance and tire costs.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $6.3 million, or 33.0%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, operations and maintenance expense was relatively flat for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 44.8% from $42.5 million during the three months ended September 30, 2016 to $61.6 million during the three months ended September 30, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 9.5% to $46.6 million for the three months ended September 30, 2017. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 13.1% from $23.0 million during the three months ended September 30, 2016 to $26.0 million during the three months ended September 30, 2017, primarily as a result of increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 6.3% from $18.9 million during the three months ended September 30, 2016 to $20.0 million during the three months ended September 30, 2017, primarily as a result of the increase in rates on brokered loads.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 21.7% to $24.5 million for the three months ended September 30, 2017 from $20.2 million for the three months ended September 30, 2016, primarily due to higher utilization of owner-operators and third party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators increased 15.8% to $17.3 million for the three months ended September 30, 2017 from $14.9 million for the three months ended September 30, 2016 due to an increase in owner-operator loads. Purchased freight expense from third-party capacity providers increased 43.8% from $4.7 million during the three months ended September 30, 2016 to $6.7 million during the three months ended September 30, 2017, primarily as a result of the increase in brokered loads in the Company’s Flatbed Solutions segment.

The Company’s Specialized Solutions segment’s purchased freight expense increased 64.2% to $39.0 million during the three months ended September 30, 2017 from $23.7 million during the three months ended September 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 1.0% to $24.0 million for the three months ended September 30, 2017. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 8.1% to $8.8 million for the three months ended September 30, 2017 from $8.1 million for the three months ended September 30, 2016. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, decreased 6.1% from $14.2 million during the three months ended September 30, 2016 to $13.3 million during the three months ended September 30, 2017, primarily as a result of increased utilization of company drivers during the quarter.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment.

Depreciation and amortization expense increased 16.5% to $19.8 million during the three months ended September 30, 2017 from $17.0 million during the three months ended September 30, 2016, primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 7.0%, primarily as a result of a 1.2% reduction in company-owned tractors, excluding company-owned tractors of the Recent Acquisitions, combined with an increasing shift in utilization of operating leases to finance capital expenditures.

The Company’s Flatbed Solutions segment had a 6.5% decrease in depreciation and amortization expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily as a result of a 1.5% reduction in company-owned tractors.

The Company’s Specialized Solutions segment had a 35.6% increase in depreciation and amortization expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 7.4%, primarily as a result of a 0.9% reduction in company-owned tractors, excluding company-owned tractors of the Recent Acquisitions, combined with an increasing shift in utilization of operating leases to finance capital expenditures.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $2.3 million for the three months ended September 30, 2016 to $3.0 million for the three months ended September 30, 2017. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.2% for the three months ended September 30, 2017 and 1.3% for the three months ended September 30, 2016.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 25.4% to $6.3 million during the three months ended September 30, 2017 from $5.1 million during the three months ended September 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, was 2.8% for the three months ended September 30, 2017 and 2.9% for the three months ended September 30, 2016.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 28.3% to $8.6 million during the three months ended September 30, 2017 from $6.7 million during the three months ended September 30, 2016. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2016 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Provision for income taxes decreased from $0.7 million for the three months ended September 30, 2016 to a benefit of $2.9 million for the three months ended September 30, 2017. The decrease is primarily the result of the increase in loss before provision for income tax of $2.2 million for the three months ended September 30, 2017 compared to the same period in 2016. The effective tax rate was 101.8% for the three months ended September 30, 2017, compared to (119.0%) for the three months ended September 30, 2016. The effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems, transaction expenses and withdrawn Private Daseke IPO expenses.

The following table sets forth items derived from the Company’s consolidated statements of operations for the nine months ended September 30, 2017 and 2016 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Nine Months Ended September 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$446,454	75.8	$398,466	79.5	$47,988	12.0
Brokerage	83,723	14.2	68,358	13.6	15,365	22.5
Logistics	10,571	1.8	—	*	10,571	*
Fuel surcharge	48,331	8.2	34,562	6.9	13,769	39.8
Total revenue	589,079	100.0	501,386	100.0	87,693	17.5

OPERATING EXPENSES:
Salaries, wages and employee benefits	174,253	29.6	149,861	29.9	24,392	16.3
Fuel	64,423	10.9	49,076	9.8	15,347	31.3
Operations and maintenance	86,332	14.7	72,933	14.5	13,399	18.4
Communications	1,491	0.3	1,208	0.2	283	23.4
Purchased freight	148,945	25.3	120,501	24.0	28,444	23.6
Administrative expenses	24,019	4.1	17,711	3.5	6,308	35.6
Sales and marketing	1,425	0.2	1,280	0.3	145	11.3
Taxes and licenses	7,855	1.3	6,946	1.4	909	13.1
Insurance and claims	15,516	2.6	13,648	2.7	1,868	13.7
Acquisition-related transaction expenses	2,255	0.4	18	*	2,237	*
Depreciation and amortization	53,758	9.1	50,515	10.1	3,243	6.4
(Gain) loss on disposition	(513)	(0.1)	158	*	(671)	(424.7)
Impairment	—		1,195	0.2	(1,195)	(100.0)
Total operating expenses	579,759	98.4	485,050	96.7	94,709	19.5
Operating ratio	98.4%		96.7%
Adjusted operating ratio(1)	96.2%		94.2%
INCOME FROM OPERATIONS	9,320	1.6	16,336	3.3	(7,016)	(42.9)

Other (income) expense:
Interest income	(130)	*	(40)	*	(90)	225.0
Interest expense	21,064	3.6	17,521	3.5	3,543	20.2
Write-off of unamortized deferred financing fees	3,883	0.7	—	*	3,883	*
Other	(247)	*	(266)	(0.1)	19	(7.1)
Total other expense	24,570	4.2	17,215	3.4	7,355	42.7

Loss before benefit for income taxes	(15,250)	(2.6)	(879)	(0.2)	(14,371)	1,634.9
Benefit for income taxes	(3,448)	(0.6)	607	0.1	(4,055)	(668.0)
Net loss	$(11,802)	(2.0)	$(1,486)	(0.3)	$(10,316)	694.2

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the nine months ended September 30, 2017 and 2016 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the nine months ended September 30, 2017 and 2016.

FLATBED SOLUTIONS

	Nine Months Ended September 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$200,670	79.1	$194,855	82.2	$5,815	3.0
Brokerage	27,979	11.0	22,482	9.5	5,497	24.5
Logistics	—	-	—	-	—	*
Fuel surcharge	25,145	9.9	19,832	8.4	5,313	26.8
Total revenue	253,794	100.0	237,169	100.0	16,625	7.0

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	71,723	28.3	71,325	30.1	398	0.6
Fuel	30,594	12.1	26,708	11.3	3,886	14.5
Operations and maintenance	27,475	10.8	24,599	10.4	2,876	11.7
Purchased freight	70,211	27.7	59,775	25.2	10,436	17.5
Depreciation and amortization	21,929	8.6	22,687	9.6	(758)	(3.3)
Impairment	—	-	—	-	—	*
Other operating expenses	16,907	6.7	18,034	7.6	(1,127)	(6.2)
Total operating expenses	238,839	94.1	223,128	94.1	15,711	7.0
Operating ratio	94.1%		94.1%
Adjusted operating ratio(2)	93.1%		92.2%
INCOME FROM OPERATIONS	$14,955	5.9	$14,041	5.9	$914	6.5

OPERATING STATISTICS:
Total miles	112,318,418		114,115,490		(1,797,072)	(1.6)
Company-operated tractors	1,158		1,173		(15)	(1.3)
Owner-operated tractors	454		442		12	2.7
Number of trailers	2,916		2,877		39	1.4

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the nine months ended September 30, 2017 and 2016 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the nine months ended September 30, 2017 and 2016.

SPECIALIZED SOLUTIONS

	Nine Months Ended September 30,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$250,255	73.5	$206,641	77.2	$43,614	21.1
Brokerage	55,820	16.4	45,986	17.2	9,834	21.4
Logistics	10,594	3.1	—	-	10,594	*
Fuel surcharge	23,620	6.9	15,024	5.6	8,596	57.2
Total revenue	340,289	100.0	267,651	100.0	72,638	27.1

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	97,880	28.8	74,430	27.8	23,450	31.5
Fuel	33,829	9.9	22,368	8.4	11,461	51.2
Operations and maintenance	57,990	17.0	47,686	17.8	10,304	21.6
Purchased freight	83,704	24.6	64,161	24.0	19,543	30.5
Depreciation and amortization	31,714	9.3	27,711	10.4	4,003	14.4
Impairment	—	-	1,195	0.4	(1,195)	(100.0)
Other operating expenses	22,416	6.6	15,411	5.8	7,005	45.5
Total operating expenses	327,533	96.3	252,962	94.5	74,571	29.5
Operating ratio	96.3%		94.5%
Adjusted operating ratio(2)	94.0%		92.5%
INCOME FROM OPERATIONS	$12,756	3.7	$14,689	5.5	$(1,933)	(13.2)

OPERATING STATISTICS:
Total miles	94,967,882		74,273,172		20,694,710	27.9
Company-operated tractors	1,382		1,091		291	26.7
Owner-operated tractors	294		241		53	22.0
Number of trailers	4,100		3,332		768	23.0

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 17.5% to $589.1 million for the nine months ended September 30, 2017 from $501.4 million for the nine months ended September 30, 2016, primarily as a result of the Recent Acquisitions. The change in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $19.9 million, or 4.0%, due to increases in fuel surcharge, freight and brokerage revenue. Fuel surcharge revenue, excluding the effect of the Recent Acquisitions, increased from $34.6 million for the nine months ended September 30, 2016 to $43.9 million for the nine months ended September 30, 2017, an increase of 26.9%. Freight revenue, excluding the effect of the Recent Acquisitions, increased 1.6% to $404.7 million for the nine months ended September 30, 2017 from $398.5 million for the nine months ended September 30, 2016. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased 6.3% to $72.7 million for the nine months ended September 30, 2017 from $68.3 million for the nine months ended September 30, 2016 due to less capacity.

The Company’s Flatbed Solutions segment’s revenue was $253.8 million for the nine months ended September 30, 2017 and $237.2 million for the nine months ended September 30, 2016, an increase of 7.0%. This increase was primarily a result of increases in rates, which produced increases of $5.8 million, or 3.0%, in freight revenue and $5.5 million, or 24.5%, in brokerage revenues despite 1.8 million fewer miles compared to the same period in 2016. The $5.3 million, or 26.8%, increase in fuel surcharge revenue also contributed to the increase in the Flatbed Solutions segment.

The Company’s Specialized Solutions segment’s revenue was $340.3 million for the nine months ended September 30, 2017 and $267.7 million for the nine months ended September 30, 2016, an increase of 27.1%, primarily as a result of the Recent Acquisitions. The increase in revenue, excluding the effect of the Recent Acquisitions, was $4.8 million, or 1.8%, primarily due to increases in fuel surcharge. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased 27.6% to $19.2 million for the nine months ended September 30, 2017 from $15.0 million for the same period in 2016. Freight revenue, excluding the effect of the Recent Acquisitions, increased less than 1.0% for the nine months ended September 30, 2017 compared to the same period in 2016 and brokerage revenue, excluding the effect of the Recent Acquisitions, decreased by 2.6% for the nine months ended September 30, 2017 compared to the same period in 2016.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices which commenced in the fourth quarter of 2016 and continued through the third quarter of 2017, with only a less than 1% decrease in fuel prices in the second quarter of 2017.

Salaries, Wages and Employee Benefits. Salaries, wages and employee benefits expense increased 16.3% to $174.3 million for the nine months ended September 30, 2017 from $149.9 million for the nine months ended September 30, 2016, primarily as a result of the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 3.2%, or $4.9 million, and was primarily due to increased employee compensation, workers’ compensation premiums, and stock-based compensation, partially offset by a decrease in workers’ compensation claims.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense was relatively flat for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The Company’s Specialized Solutions segment had a $23.5 million, or 31.5%, increase in salaries, wages and employee benefits expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily as a result of the Recent Acquisitions. This increase, excluding the effect of the Recent Acquisitions, was 5.3%, or $3.9 million, and was primarily due to increased employee compensation, workers’ compensation premiums, and stock-based compensation, partially offset by a decrease in employee health insurance costs.

Fuel.  Total fuel expense increased $15.3 million, or 31.3%, to $64.4 million for the nine months ended September 30, 2017 from $49.1 million for the nine months ended September 30, 2016. This increase was primarily a result of the Recent Acquisitions and higher fuel prices. Excluding the effect of the Recent Acquisitions, fuel expense increased 15.8% or $7.8 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.578 for the nine months ended September 30, 2017, compared to $2.250 for the same period in 2016, a 14.6% increase.

The Company’s Flatbed Solutions segment’s fuel expense increased 14.5% to $30.6 million for the nine months ended September 30, 2017 from $26.7 million for the nine months ended September 30, 2016, primarily as a result of higher fuel prices and partially offset by a 1.6% decrease in total miles.

The Company’s Specialized Solutions segment’s fuel expense increased 51.2% to $33.8 million for the nine months ended September 30, 2017 from $22.4 million for the nine months ended September 30, 2016, primarily as the result of the Recent Acquisitions and higher fuel prices. Excluding the effect of the Recent Acquisitions, fuel expense in the Specialized Solutions segment increased 17.4% to $26.3 million as a result of higher fuel prices and an increase in total miles.

Operations and Maintenance. Operations and maintenance expense increased 18.4% to $86.3 million for the nine months ended September 30, 2017 from $72.9 million for the nine months ended September 30, 2016, primarily as a result of the Recent Acquisitions. Operating and maintenance expense increased 6.9% after adjusting for the effect of the Recent Acquisitions.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $2.9 million, or 11.7%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of increased shop supplies, road maintenance, tire replacements, and tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased in 2017.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $10.3 million, or 21.6%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, operations and maintenance expense increased $2.0 million, or 4.1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of increased tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased in 2017 and higher pilot car expenses for alternative energy projects and other over-dimension loads, partially offset by decreases in in-house maintenance, road maintenance, and tire replacement costs.

Purchased Freight. Total purchased freight expense increased 23.6% from $120.5 million during the nine months ended September 30, 2016 to $148.9 million during the nine months ended September 30, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 7.0% to $128.9 million for the nine months ended September 30, 2017. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased

7.2% from $69.1 million during the nine months ended September 30, 2016 to $74.1 million during the nine months ended September 30, 2017, primarily as a result of increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 8.0% from $49.1 million during the nine months ended September 30, 2016 to $53.0 million during the nine months ended September 30, 2017, primarily as a result of the increase in rates on brokered loads.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 17.5% to $70.2 million for the nine months ended September 30, 2017 from $59.8 million for the nine months ended September 30, 2016, primarily due to increases in total loads requiring higher utilization of owner-operators and third party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators increased 10.6% to $49.2 million for the nine months ended September 30, 2017 from $44.4 million for the nine months ended September 30, 2016. Purchased freight expense from third-party capacity providers increased 39.1% from $13.5 million during the nine months ended September 30, 2016 to $18.8 million during the nine months ended September 30, 2017, primarily as a result of the increase in brokered loads in the Company’s Flatbed Solutions segment.

The Company’s Specialized Solutions segment’s purchased freight expense increased 30.5% to $83.7 million during the nine months ended September 30, 2017 from $64.2 million during the nine months ended September 30, 2016, as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense decreased slightly to $63.7 million for the nine months ended September 30, 2017. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, was relatively flat, increasing only 1.0% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, decreased 4.0% from $35.5 million during the nine months ended September 30, 2016 to $34.1 million during the nine months ended September 30, 2017, primarily as a result of increased utilization of company drivers during the current year.

Depreciation and Amortization. Depreciation and amortization expense increased 6.4% to $53.8 million during the nine months ended September 30, 2017 from $50.5 million during the nine months ended September 30, 2016, as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 4.9%, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

The Company’s Flatbed Solutions segment had a 3.3% decrease in depreciation and amortization expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily as a result of a 1.3% reduction in company-owned tractors.

The Company’s Specialized Solutions segment had a 14.4% increase in depreciation and amortization expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 6.1%, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

Taxes and Licenses. Taxes and license expense increased from $6.9 million for the nine months ended September 30, 2016 to $7.9 million for the nine months ended September 30, 2017. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.3% for the nine months ended September 30, 2017 and 1.4% for the nine months ended September 30, 2016.

Insurance and Claims.  Insurance and claims expense increased 13.7% to $15.5 million during the nine months ended September 30, 2017 from $13.6 million during the nine months ended September 30, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims increased 1.6%, or $0.2 million. This increase can be primarily attributed to an increase in insurance premium rates, partially offset by a marginal decrease in total miles of 0.8% excluding miles from the Recent Acquisitions.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 20.2% to $21.1 million during the nine months ended September 30, 2017 from $17.5 million during the nine months ended September 30, 2016. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2016 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Income tax expense decreased from $0.6 million for the nine months ended September 30, 2016 to a benefit of $3.4 million for the nine months ended September 30, 2017. Excluding the effect of the Recent Acquisitions, the increase was primarily the result of the increase in loss before provision (benefit) for income taxes of $13.4 million for the nine months ended September 30, 2017 compared to the same period in 2016. The effective tax rate was 22.6% for the nine months ended September 30, 2017, compared to (69.1%) for the nine months ended September 30, 2016. The effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems, transaction expenses and withdrawn Private Daseke IPO expenses.

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

A reconciliation of Adjusted EBITDA, Adjusted EBITDAR and free cash flow to net income (loss) for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Net income (loss)	$50	$(1,257)	$(11,802)	$(1,486)
Depreciation and amortization	19,805	16,998	53,758	50,515
Interest income	(76)	(4)	(130)	(40)
Interest expense	8,624	6,724	24,947	17,521
Income tax provision (benefit)	(2,862)	683	(3,448)	607
Acquisition-related transaction expenses	773	16	2,255	289
Impairment	—	1,195	—	1,195
Stock based compensation	663	—	1,201	—
Withdrawn initial public offering-related expenses	—	259	—	3,050
Net losses on sales of defective revenue equipment out of the normal replacement cycle	—	22	—	718
Impairment on sales of defective revenue equipment out of the normal replacement cycle	—	—	—	190
Expenses related to the Business Combination and related transactions	—	344	2,034	344
Tractor operating lease charges	4,448	3,610	12,366	9,324
Adjusted EBITDAR	$31,425	$28,590	$81,181	$82,227
Less tractor operating lease charges	(4,448)	(3,610)	(12,366)	(9,324)
Adjusted EBITDA	$26,977	$24,980	$68,815	$72,903
Net capital expenditures	(14,930)	(10,549)	(23,922)	(31,236)
Free cash flow	$12,047	$14,431	$44,893	$41,667

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

A reconciliation of adjusted operating ratio to operating ratio for each of the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Total revenue	$231,322	$174,148	$589,079	$501,386
Fuel surcharge	18,008	12,756	48,331	34,562
Operating revenue, net of fuel surcharge	$213,314	$161,392	$540,748	$466,824

Total operating expenses	$225,618	$168,066	$579,759	$485,050
Fuel surcharge	18,008	12,756	48,331	34,562
Acquisition-related transaction expenses	773	16	2,255	289
Impairment	—	1,195	—	1,195
Withdrawn initial public offering-related expenses	—	259	—	3,050
Expenses related to the Business Combination and related transactions	—	344	2,034	344
Net impact of step-up in basis of acquired assets	3,260	1,637	7,088	5,911
Adjusted operating expenses	$203,577	$151,859	$520,051	$439,699

Operating ratio	97.5%	96.5%	98.4%	96.7%
Adjusted operating ratio	95.4%	94.1%	96.2%	94.2%

A reconciliation of the Company’s Flatbed Solutions segment’s adjusted operating ratio to operating ratio for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Total revenue(1)	$85,592	$78,975	$253,794	$237,169
Fuel surcharge	8,400	7,284	25,145	19,832
Operating revenue, net of fuel surcharge	$77,192	$71,691	$228,649	$217,337

Total operating expenses	$80,837	$75,181	$238,839	$223,128
Fuel surcharge	8,400	7,284	25,145	19,832
Net impact of step-up in basis of acquired assets	227	596	888	2,835
Adjusted operating expenses	$72,210	$67,301	$212,806	$200,461

Operating ratio	94.4%	95.2%	94.1%	94.1%
Adjusted operating ratio	93.5%	93.9%	93.1%	92.2%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A  reconciliation of the Company’s Specialized Solutions segment’s adjusted operating ratio to Operating Ratio for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Total revenue(1)	$147,631	$96,534	$340,289	$267,651
Fuel surcharge	9,756	5,588	23,620	15,024
Operating revenue, net of fuel surcharge	$137,875	$90,946	$316,669	$252,627

Total operating expenses	$140,472	$90,795	$327,533	$252,962
Fuel surcharge	9,756	5,588	23,620	15,024
Impairment	—	1,195	—	1,195
Net impact of step-up in basis of acquired assets	3,033	1,040	6,200	3,076
Adjusted operating expenses	$127,683	$82,972	$297,713	$233,667

Operating ratio	95.2%	94.1%	96.3%	94.5%
Adjusted operating ratio	92.6%	91.2%	94.0%	92.5%

(1)Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Liquidity and Capital Resources and Capital Requirements

Overview

The Company’s business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on its fleet and other assets, working capital changes, principal and interest payments on debt obligations, letters of credit to support insurance requirements and tax payments. The Company expects net capital expenditures to be approximately $35.0 million for 2017.

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facility. The Company had the following sources of liquidity available at September 30, 2017 and December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016

Cash	$112,510	$3,695
Availability under line of credit	70,000	32,958
Total	$182,510	$36,653

Cash increased by $108.8 million from December 31, 2016 to September 30, 2017. This increase primarily resulted from proceeds of new debt financing and equities issued, net of debt repayments and share repurchases, in conjunction with the Business Combination. Net proceeds totaled $34.7 million. See Note 2 of Notes to Consolidated Financial Statements for more information. Additionally, on September 19, 2017, the Company raised $63.6 million from an offering of 5,675,967 shares of its common stock. See Note 11 of the Notes to the Consolidated Financial Statements for more information.

As of September 30, 2017, the Company has (i) a $350.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan and up to $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base). The delayed draw term loans are available to support the Company’s acquisition activities. See Note 9 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility, the ABL Facility, the Senior Term Loan and the Line of Credit.

On August 16, 2017, the Company obtained an amendment of the Term Loan Facility that increased the delayed draw incurrence condition relating to pro forma total leverage ratio to 4.25x from 3.50x, effective August 16, 2017 through the maturity of the delayed draw term loan facility in February 2018, which enabled the Company to access $60.5 million from the delayed draw term loan facility in the three months ended September 30, 2017. The Term Loan Facility amendment also increased the total leverage ratio covenant for the test periods ending September 30, 2017 and December 31, 2017 to 4.75x from 4.25x, with step-downs reverting to pre-amendment levels beginning in the test period ending March 31, 2018. On August 31, 2017, the Company obtained an amendment to the ABL Facility that, among other things, similarly modified the total leverage ratio covenant thereunder.

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

Cash Flows

The Company’s summary statements of cash flows information for the nine months ended September 30, 2017 and 2016 is set forth in the table below:

	Nine Months Ended September 30,
(In thousands)	2017	2016

Net cash provided by operating activities	$26,458	$49,108
Net cash provided by (used in) investing activities	$(101,446)	$1,281
Net cash provided by (used in) financing activities	$183,833	$(50,506)

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

Cash provided by operating activities was $26.5 million during the nine months ended September 30, 2017 and consisted of $11.8 million of net loss plus $59.3 million of non-cash items, consisting primarily of depreciation, amortization and stock-based compensation, partially offset by $4.8 million in deferred taxes, less $16.2 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the nine months ended September 30, 2017 primarily reflect a $28.6 million increase in accounts receivable, $3.8 million in payments received on sales-type leases, and a $8.4 million increase in accounts payable and accrued expenses. Cash provided by operating activities was $49.1 million during the nine months ended September 30, 2016 and consisted of $1.5 million of net loss plus $53.3 million of non-cash items, consisting primarily of depreciation and amortization, less $2.4 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the nine months ended September 30, 2016 primarily reflect a $7.2 million increase in accounts receivable, driver advances and other receivables, a $1.3 million decrease in accounts payable and accrued expenses, offset by a $3.5 million decrease in prepaid expenses and other assets and $2.8 million in payments received on sales-type leases.

The $22.9 million decrease in cash provided by operating activities during the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016, excluding the Recent Acquisitions, was primarily the result of a $4.7 million increase in net loss, a $4.1 million decrease in deferred tax liabilities, a $2.2 million decrease in depreciation, and a $10.9 million increase in net cash used for working capital and other activities.

Investing Activities. Cash flows from investing activities decreased from $1.3 million provided by investing activities for the nine months ended September 30, 2016 to $101.4 million used in investing activities for the nine months ended September 30, 2017 due to net cash paid for acquisitions of $91.1 million and an increase in net purchases of revenue equipment of $11.6 million in the nine months ended September 30, 2017 compared to the same period in 2016.

Total net capital expenditures for the nine months ended September 30, 2017 and 2016 are shown below:

	Nine Months Ended September 30,
(In thousands)	2017	2016

Revenue equipment (tractors, trailers and trailer accessories)	$14,391	$1,904
Buildings and building improvements	174	401
Other	1,000	838
Total cash capital expenditures	$15,565	$3,143
Less: Proceeds from sales of property and equipment	5,252	4,424
Net cash capital (proceeds) expenditures(1)	$10,313	$(1,281)
(1)

The Company acquires property and revenue equipment with debt and capital lease obligations. For the nine months ended September 30, 2017 and 2016, the Company incurred $13.6 million and $32.5 million, respectively, of debt and capital lease obligations to acquire property and revenue equipment.

The following tables provide details on the cash and noncash components of gross capital expenditures for the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended September 30, 2017
Cash flows from investing activities
Purchases of property and equipment	$2,297	$6,407	$55	$8,759
Proceeds from sale of property and equipment	(110)	(2,190)	—	(2,300)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	2,298	6,172	—	8,470
Gross capital expenditures	$4,485	$10,389	$55	$14,929

Three Months Ended September 30, 2016
Cash flows from investing activities
Purchases of property and equipment	$326	$1,029	$19	$1,374
Proceeds from sale of property and equipment	(164)	(281)	—	(445)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	7,698	1,922	—	9,620
Gross capital expenditures	$7,860	$2,670	$19	$10,549

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Nine Months Ended September 30, 2017
Cash flows from investing activities
Purchases of property and equipment	$2,521	$12,941	$103	$15,565
Proceeds from sale of property and equipment	(707)	(4,545)	—	(5,252)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	4,839	8,770	—	13,609
Gross capital expenditures	$6,653	$17,166	$103	$23,922

Nine Months Ended September 30, 2016
Cash flows from investing activities
Purchases of property and equipment	$688	$2,299	$156	$3,143
Proceeds from sale of property and equipment	(2,756)	(1,668)	—	(4,424)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	15,019	17,498	—	32,517
Gross capital expenditures	$12,951	$18,129	$156	$31,236

Financing Activities. Cash flows from financing activities increased from $50.5 million used in financing activities for the nine months ended September 30, 2016 to $183.8 million provided by financing activities for the nine months ended September 30, 2017. This increase was primarily a result of a recapitalization and refinancing of outstanding long-term debt in conjunction with the Business Combination. The recapitalization included $64.6 million of proceeds upon issuance of common stock and $65.0 million of proceeds upon issuance of Series A Preferred Stock, partially offset by $36.2 million in repurchases of common stock. Cash inflows from the recapitalization and proceeds from a new $250.0 million term loan (discussed under Material Debt below) were utilized in part for repayments of $66.7 million in subordinated debt, $211.1 million in long-term debt, $16.7 million on the line of credit and $14.2 million in financing fees. Excluding cash flows from the Business Combination, cash flows from financing activities included $6.9 million net repayments on the line of credit, $100.0 million advance on the delayed draw term loan facility, net of $16.6 million in repayments of long-term debt, $3.7 million Series A and Series B Preferred Stock dividends and proceeds of $63.6 million for the September 2017 issuance of common stock.

Material Debt

Overview

As of September 30, 2017, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and capital lease agreements; and
•	bank mortgage secured by real estate

The amounts outstanding under such agreements were as follows as of September 30, 2017 (in thousands):

Term Loan Facility	$348,462
Mortgages	3,730
Equipment term loans and capital leases	83,478
Total long-term debt and capital leases	435,670
Less: current portion	(26,514)
Long-term debt and capital leases, less current portion	$409,156

See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company’s material debt.

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. Daseke had stand-by letters of credit in the amount of $11.1 million at September 30, 2017. The letters of credit provide collateral primarily for liability insurance claims. Also, the Company leases certain revenue equipment, terminals and office building facilities under non-cancelable operating leases. Daseke’s rent expense under these leases for the nine months ended September 30, 2017 was approximately $17.2 million.

At September 30, 2017, there were 17,520,332 shares of common stock issuable upon exercise of outstanding warrants.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Current Report on Form 8-K/A filed on March 16, 2017. The Company considers certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. The Company identifies and discusses these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Current report on Form 8-K/A filed on March 16, 2017. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical.” Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Quarterly Report on Form 10-Q with the Audit Committee of the Company’s board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2016. For further information on the Company’s market risk, refer to “Item 2.01. Completion of Acquisition or Disposition of Assets—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Current Report on Form 8-K/A filed March 16, 2017.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, the final outcome of these proceedings are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Current Report on Form 8-K filed on March 3, 2017, as amended on March 16, 2017 and May 4, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, in connection with, and as partial consideration for, certain acquisitions, the Company issued shares of common stock that were not registered under the Securities Act of 1933, as amended (the Securities Act), in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from those receiving shares of the Company’s common stock, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

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

10.1

Amendment No. 1 to Term Loan Agreement, dated as of August 16, 2017, among Daseke Companies, Inc., Daseke, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 22, 2017).

10.2*

First Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated as of August 31, 2017, by and among Daseke, Inc. Daseke Companies, Inc., each of its subsidiaries party thereto, the lenders party thereto and PNC Bank, National Association.

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

Date November 9, 2017	DASEKE, INC.

	By:	/s/ R. Scott Wheeler
	Name:	R. Scott Wheeler
	Title:	Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial
Officer)