Form 10-K
period 2017-12-31
Daseke, Inc.
filed 2018-03-16
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

 Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3913221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

————————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Capital Market as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $198,140,423.

57,169,408 shares of common stock were outstanding as of March 14, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2018 Annual Meeting of Stockholders.

DASEKE, INC.

2017 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations, plans, objectives, future performance and business of Daseke, Inc. (Daseke or the Company). Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “should,” “could,” “would,” “goals” or similar expressions are intended to identify some of the forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements may include statements about the Company’s goals; the Company’s business strategy; the Company’s financial strategy, liquidity and capital required for its business strategy and plans; the Company’s competition and government regulations; general economic conditions; and the Company’s future operating results.

Forward-looking statements are based on the Company’s management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. As such, forward-looking statements involve risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. These risks include, but are not limited to, general economic and business risks, driver shortages and increases in driver compensation or owner-operator contracted rates, loss of senior management or key operating personnel, the Company’s ability to recognize the anticipated benefits of recent acquisitions, the Company’s ability to identify and execute future acquisitions successfully, seasonality and the impact of weather and other catastrophic events, fluctuations in the price or availability of diesel fuel, increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, the Company’s ability to generate sufficient cash to service all of its indebtedness, restrictions in the Company’s existing and future debt agreements, increases in interest rates, changes in existing laws or regulations, including environmental and worker health and safety laws and regulations and those relating to tax rates or taxes in general, the impact of governmental regulations and other governmental actions related to the Company and its operations, litigation and governmental proceedings, and insurance and claims expenses. Other factors described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. See “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a description of various factors that could cause actual results to differ materially from those contemplated by forward-looking statements.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. Accordingly, readers are cautioned not to place undue reliance on the forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). The Company’s SEC filings are available to the public through the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E. Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about its public reference facilities and their copy charges.

The Company also makes available free of charge on its Internet website at http://investor.daseke.com all of the documents that the Company files with the SEC as soon as reasonably practicable after it electronically files those documents with the SEC. Information contained on the Company’s website is not incorporated by reference into and does not otherwise form a part of this Form 10-K.

PART I

Item 1. Business

Overview

Daseke, Inc. is a leading provider of transportation and logistics solutions focused exclusively on flatbed and specialized freight in North America. The Company is the 16th largest truckload carrier in North America,1 and of the 50 largest United States trucking companies, Daseke was one of the fastest-growing companies in 2015.2 From 2009 to 2017, the Company has grown revenue from $30 million to $846 million at a compound annual growth rate (CAGR) of 52%. The Company was incorporated in Delaware in 2008.

Daseke believes that it provides one of the most comprehensive transportation and logistics solutions offerings in the open deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 5,400 customers across the continental United States, Canada and Mexico. In 2017, Daseke’s company and owner-operator drivers drove approximately 291 million miles.

The Company has two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that principally include super heavy haul, high-value customized, over-dimensional, commercial glass and high security cargo solutions. The Flatbed Solutions segment generated approximately 41% of total revenue in 2017, and the Specialized Solutions segment generated approximately 59% of total revenue in 2017. As of December 31, 2017, the Flatbed Solutions segment operated 2,547 tractors and 4,573 trailers, and the Specialized Solutions segment operated 2,727 tractors and 6,664 trailers. For more information on the Company’s reportable segments, see Note 18 of the Company’s audited consolidated financial statements included elsewhere in this Form 10-K.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. In 2017, approximately 59% of the Company’s freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 41% was derived from asset-light services.

Business Combination

On February 27, 2017, a wholly owned subsidiary of Hennessy Capital Acquisition Corp. II, a special purpose acquisition company with no operations (Hennessy), merged with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination), in accordance with the Agreement and Plan of Merger, dated December 22, 2016 (the Merger Agreement), by and among Hennessy, HCAC Merger Sub, Inc., Daseke, Inc. and Don R. Daseke, solely in his capacity as the Stockholder Representative (as defined therein). Subsequent to the closing of the Business Combination, Daseke, Inc. changed its name to “Daseke Companies, Inc.” and Hennessy Capital changed its name to “Daseke, Inc.” Unless expressly stated otherwise, references to the Company or Daseke refers to Daseke, Inc. and its wholly owned subsidiaries, Hennessy refers to the registrant prior to the closing of the Business Combination, and Private Daseke refers to Daseke, Inc. and its subsidiaries prior to the closing of the Business Combination. See Note 2 of Notes to Consolidated Financial Statements for more information regarding the Business Combination.

1. Logistics Management Magazine, 2017

2. Journal of Commerce, April 2016

Acquisitions

Daseke is a leading consolidator of the flatbed and specialized freight market in North America, having successfully acquired more than 16 companies since beginning operations in 2009. The Company has a robust pipeline of potential acquisition candidates, and negotiations and discussions with potential target companies are an integral part of the Company’s day-to-day operations.

In 2017, the Company’s acquisitions included the following:

•

On May 1, 2017, the Company acquired Big Freight Systems, Inc. (Big Freight). Big Freight is a top-tier safety ranked open deck carrier with a specialization in the power sports industry. Big Freight serves all Canadian provinces and 19 states within the United States.

•

On May 1, 2017, the Company acquired Schilli Transportation Services, Inc. and certain of its affiliates (Schilli). Schilli’s services include open deck specialized transportation as well as industrial warehousing and distribution services, including export packaging and free trade zone access in Savannah, Georgia.

•

On July 1, 2017, the Company acquired The Steelman Companies and certain of its affiliates (Steelman). Steelman carries flatbed and heavy haul freight, specializes in transporting roll-on powersports, industrial warehousing as well as offers 10-wheel drive-away services.

•

On September 1, 2017, the Company acquired R&R Trucking Holdings, LLC and certain of its affiliated operating companies (R&R). R&R moves specialty cargo requiring unique training and security clearances, including the transport of defense and commercial arms, ammunition and explosives, radioactive cargo and hazardous materials throughout its network of high security terminals.

•

On December 1, 2017, the Company acquired: Tennessee Steel Haulers, Inc., Alabama Carriers, Inc. and Fleet Movers, Inc., (collectively TSH & Co.). TSH & Co. has a 1,100 flatbed-focused fleet with a 100% asset-light operating model and has operations throughout the East Coast and Southeast as well as Mexico.

•

On December 1, 2017, the Company acquired Roadmaster Group, Inc. and subsidiaries and Roadmaster Equipment Leasing, Inc. and all subsidiaries (collectively Roadmaster Group). The Roadmaster Group is one of the leading high-security cargo carriers in the industry.

•

On December 1, 2017, the Company acquired: Moore Freight Service, Inc., and certain of its affiliates (Moore Freight Services). Moore Freight Services specializes in delivering commercial sheet glass, a unique, specialized niche, throughout the Midwest, East Coast and Canada with highly customized trailers.

•

On December 29, 2017, the Company acquired Belmont Enterprises, Inc. (Belmont). Belmont is a dedicated glass hauler that will complement the Company’s existing glass hauling capabilities, serving primarily the Pacific Northwest area of the United States.

Industry and Competition

The open deck freight market is expected to represent an approximately $150 billion subset of the broader transportation and logistics market in 2017-2018 and is expected to grow to $174 billion in 2019.3 Open deck freight is defined as loads secured atop trailer decks without sides or a roof and is generally both complex and time-sensitive, which separates it from regular dry-van freight. The open deck industry requires highly trained drivers and specialized equipment with the ability to handle uniquely shaped and overweight cargo. Specialized loads often require specific expertise to address the additional administrative paperwork, proper licenses and hauling permits, extensive coordination with local officials and escort vehicles. In addition, open deck freight is often high-value, which demands increased liability insurance.

Open deck routes are frequently more irregular than dry-van routes due to the nature of the freight. Open deck lanes stretch across the country, with particular density around corridors of significant lumber, steel and machinery production, notably in the Southeast, Midwest and West Coast regions of the United States.

The open deck industry is highly competitive and fragmented. The Company competes primarily with other flatbed carriers and to a lesser extent, logistics companies, as well as railroads. The Company competes with other motor carriers for the services of drivers, independent contractors and management employees and with logistics companies for the services of third-party capacity providers and management employees. A number of the Company’s competitors have greater financial resources than it does. The Company believes that the principal differentiating factors in its business, relative to competition, are service, efficiency, pricing, the availability and configuration of equipment that satisfies customers’ needs, and its ability to provide comprehensive transportation solutions to customers.

____________________________

3 FTR Associates, Inc. (FTR)

Customers

The Company’s customers, many of whom are Fortune 500 companies, rely on it to transport mission-critical loads, making it an integral part of their supply chains. As of December 31, 2017, the Company has over 5,400 customers. The Company’s ability to dependably transport high-value, complex and time-sensitive loads as well as provide the value-added logistics services required to plan, transport and deliver loads has resulted in longstanding and established customer relationships. In 2016 and 2017 customer relationships with top ten customers, based on revenue, span more than 20 years on average at the Company’s operating divisions.

The Company’s customers represent a broad and attractive range of end markets. Examples of the freight the Company regularly transports include aircraft parts, manufacturing equipment, structural steel, pressure vessels, wind turbine blades, heavy machinery, commercial glass, high security cargo, arms, ammunition and explosives, lumber and building and construction materials. Because the Company’s customers are generally in the industrial and manufacturing sector, as is typical for open deck services providers, the Company is not subject to the same consumer-related issues as dry van trucking companies, whose freight typically include consumer goods.

In 2017, the Company’s Flatbed Solutions segment provided transportation and logistics solutions to more than 2,200 customers, and the Company’s Specialized Solutions segment provided unique, value-added transportation and logistics solutions to more than 3,200 customers. See Note 18 of the Company’s audited consolidated financial statements included elsewhere in this Form 10-K for information on its two reportable segments.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on its business. In 2016 and 2017, the Company’s top ten customers accounted for approximately 36% and 31%, respectively, of its revenue; however, in 2016 and 2017, no single customer represented more than 8% and 6%, respectively, of the Company’s revenue. In 2016 and 2017, no customer of the Flatbed Solutions segment or the Specialized Solutions segment accounted for 10% or more of the Company’s consolidated total revenue.

Revenue Equipment

As of December 31, 2017, the Company operated 3,218 company-owned tractors. The Company also had under contract 2,056 tractors owned and operated by independent contractors as of December 31, 2017. The Company also operated 11,237 trailers as of December 31, 2017. Growth of its tractor and trailer fleet is determined by market conditions and its experience and expectations regarding equipment utilization and driver recruitment and retention. In acquiring revenue equipment (tractors, trailers and trailer accessories), the Company considers a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort and resale value. The Company maintains strong relationships with its equipment vendors and the financial flexibility to react as market conditions dictate. The Company’s acquisitions have provided a significant increase in its tractor and trailer fleets.

Employees and Independent Contractors

As of December 31, 2017, there were approximately 4,798 full-time employees in the Company’s total employee headcount of 4,813, which includes approximately 3,044 drivers. The Company is not a party to any collective bargaining agreements.

The Company also contracts with owner-operator drivers to provide and operate tractors, which provide additional revenue equipment capacity. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and highway use taxes. As of December 31, 2017, the Company had 2,056 independent contractors, who accounted for approximately 27% of total miles in 2017.

The Company’s strategy for both company and owner-operator drivers is to (i) hire safe and experienced drivers (the majority of driver positions hired require twelve months of over-the-road experience); (ii) promote retention with a competitive compensation package in the case of company drivers and contracted rates in the case of owner-operator drivers and positive working conditions; and (iii) minimize safety problems through careful screening, mandatory drug testing, continuous training, electronic logging system and rewards for accident-free driving. The Company also seeks to minimize turnover of company drivers by providing highly attractive tractors, deploying satellite televisions inside the cabs, instituting a rewards program that allows drivers to redeem points for merchandise, and focusing on providing upgraded nationwide facilities. As a result, at least one of the Company’s operating companies has been named to the Truckload Carriers Association’s 20 Best Fleets to Drive For ® in North America each year since 2010, and the Company has achieved driver retention rates that it believes is superior to the trucking industry average.

Safety and Risk Management

The Company takes pride in its safety-focused culture and conducts mandatory intensive orientation for all of its drivers. The Department of Transportation (DOT) requires that the Company perform drug and alcohol testing that meets DOT regulations, and its safety program includes pre-employment, random and post-accident drug testing and all other testing required by the DOT. The Company also equips its company tractors with critical-event recorders to help continually train drivers, so that the Company can prevent or reduce the severity of accidents.

The primary safety-related risks associated with the Company’s business include damage to cargo hauled, physical damage to company equipment, damage to buildings and personal property, third party personal injury and property damage and workers’ compensation. The Company regularly reviews insurance limits and retentions. The Company’s historic and current retention ranges from $0 to $1.5 million per occurrence. In addition, the Company has secured excess liability coverage of up to $100.0 million per occurrence.

To the extent under dispatch and in furtherance of the Company’s business, its owner-operators are covered by the Company’s liability coverage. However, each such owner-operator is responsible for physical damage to his or her own equipment, occupational accident coverage, liability exposure while the truck is used for non-company purposes, and, in the case of fleet operators, any applicable workers’ compensation requirements for their employees.

Fuel

The Company actively manages its fuel purchasing network in an effort to maintain adequate fuel supplies and reduce its fuel costs. The Company purchases its fuel through a network of retail truck stops with which it has negotiated volume purchasing discounts. The Company seeks to reduce its fuel costs by routing its drivers to truck stops with which the Company has negotiated volume purchase discounts when fuel prices at such stops are lower than the bulk rate paid for fuel at the Company’s terminals. The Company stores fuel in aboveground and underground storage tanks at some of its facilities.

To help offset increases in fuel prices, the Company utilizes a fuel surcharge program designed to compensate the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers. In addition to its fuel surcharge program, the Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures. The Company has not used derivatives as a hedge against higher fuel costs in the past but continue to evaluate this possibility. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on the Company’s operations and profitability.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. The Company’s tractor productivity decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments during winter. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets or adversely affect the business or financial condition of customers, any of which could adversely affect the Company’s results or make the Company’s results more volatile.

Regulation

The Company’s operations are regulated and licensed by various federal, provincial, state, local and foreign government agencies in the United States and Canada. In the United States, the Company and its drivers must comply with the safety and fitness regulations of the DOT and the agencies within the states that regulate transportation, including those regulations relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. The Company also may become subject to new or more restrictive regulations relating to fuel emissions, environmental protection, drivers’ hours-of-service, driver eligibility requirements, on-board reporting of operations, collective bargaining, ergonomics and other matters affecting safety, insurance and operating methods. Other agencies, such as the United States Environmental Protection Agency (EPA) and the United States Department of Homeland Security (DHS), also regulate the Company’s equipment, operations, drivers and the environment. To the extent that the Company conducts operations outside of the United States, it is subject to analogous governmental safety, fitness, weight and equipment regulations and environmental protection and operating standards, as well as the Foreign Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. For example, in Canada, Daseke must conduct its operations in various provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in those provinces.

The DOT, through the Federal Motor Carrier Safety Administration (FMCSA), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the 2011 Rule), requiring drivers to take 30-minute breaks after eight hours of consecutive driving and reducing the total number of hours a driver is permitted to work during each week from 82 to 70 hours. The 2011 Rule provided that a driver may restart calculation of the weekly time limits after taking 34 or more consecutive hours off duty, including two rest periods between one a.m. and five a.m., which restrictions are referred to as the 2011 Restart Restrictions. These 2011 rule changes, including the 2011 Restart Restrictions, became effective on July 1, 2013. However, on December 13, 2014, Congress passed the 2015 Omnibus Appropriations bill, which was signed into law on December 16, 2014. Among other things, the legislation provided relief from the 2011 Restart Restrictions, which essentially reverts back to the more straight forward 34-hour restart period, without need for two rest periods between one a.m. and five a.m., which was in effect before the 2011 Rule became effective. On December 22, 2014, the FMCSA published a Notice of Suspension summarizing this suspension of enforcement of the 2011 Restart Restrictions.

The FMCSA has adopted a data-driven Compliance, Safety and Accountability (the CSA) program as its safety enforcement and compliance model. The CSA program holds motor carries and drivers accountable for their role in safety by evaluating and ranking fleets and individual drivers on certain safety-related standards. The CSA program affects drivers because their safety performance and compliance impact their safety records and, while working for a carrier, will impact their carrier’s safety record. The methodology for determining a carrier’s DOT safety rating relies upon implementation of Behavioral Analysis and Safety Improvement Categories (BASIC) applicable to the on-road safety performance of the carrier’s drivers and certain of those rating results are provided on the FMCSA’s Carrier Safety Measurement System website. As a result, certain current and potential drivers may no longer be eligible to drive for the Company, the Company’s fleet could be ranked poorly as compared to its peer firms, and the Company’s safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruiting and retention by causing high-quality drivers to seek employment (in the case of company drivers) or contracts (in the case of owner-operator drivers) with other carriers, or could cause the Company’s customers to direct their business away from the Company and to carriers with better fleet safety rankings, either of which would adversely affect the Company’s results of operations and productivity. Additionally, the Company may incur greater than expected expenses in its attempts to improve its scores as a result of such poor rankings. Those carriers and drivers identified under the CSA program as exhibiting poor BASIC scores are prioritized for interventions, such as warning letters and roadside investigations, either of which may adversely affect the Company’s results of operations. To promote improvement in all CSA categories, including those both over and under the established scoring threshold, the Company has procedures in place to address areas where it has exceeded the thresholds and the Company continually reviews all safety-related policies, programs and procedures for their effectiveness and revises them, as necessary, to establish positive improvement. However, the Company cannot assure you these measures will be effective.

The methodology used to determine a carrier’s safety rating is subject to possible change by the FMCSA and, as a result, the Company’s acceptable safety rating could be impaired. In particular, in January 2016, the FMCSA published a proposed rulemaking that would amend the methodology used by the agency for determining a carrier’s safety fitness. Under the proposed rulemaking, the FMCSA would update the current safety fitness rating methodology by integrating on-road safety data from inspections, along with the results of carrier investigations and crash reports, to determine a motor carrier’s overall safety fitness on a monthly basis. However, in March 2017, FMCSA published a notice of withdrawal that removed the January 2016 proposed rulemaking from further regulatory consideration. Consequently, the FMCSA continues to utilize the three safety fitness rating scale—“satisfactory,” “conditional,” and “unsatisfactory”—to assess the safety fitness of motor carries. The Company currently has a “satisfactory” FMCSA rating on 97% of it’s fleet, the remaining 3% has a “conditional” rating which we anticipate to become “satisfactory” in 2018. Nonetheless, should the FMCSA adopt rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that the Company and other motor carriers could be adversely affected, as compared to consideration of the current standards. If the Company were to receive an unsatisfactory DOT safety rating as a result of any changes to the methodology, it could adversely affect the Company’s business as some of its existing customer contracts require a satisfactory DOT safety rating, and an unsatisfactory rating could negatively impact or restrict the Company’s operations.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. This could reduce the pool of qualified drivers, which could require the Company to increase driver compensation or owner-operator contracted rates, limit fleet growth or allow trucks to be non-productive. Consequently, it is possible that the Company may fail to meet the needs of customers or may incur increased expenses.

The FMCSA published a final rule on December 16, 2015 mandating the use of Electronic Logging Devices (ELDs) for commercial motor vehicle drivers to measure their compliance with hours-of-service requirements by December 18, 2017. The 2015 ELD final rule generally applies to most motor carriers and drivers who are required to keep records of duty status, unless they qualify for an exception to the rule, and the rule also applies to drivers domiciled in Canada and Mexico. Under the 2015 final rule, motor carriers and drivers subject to the rule must use either an ELD or an automatic onboard recording device (AOBRD) compliant with existing regulations by December 18, 2017. The AOBRDs may be used until December 16, 2019, if the devices were put into use before December 18, 2017. Starting December 16, 2019, all carriers and drivers subject to the 2015 final rule must use ELDs. Commencing with the December 18, 2017 effective date, the Company and other motor carriers subject to the 2015 rule are required to use ELDs or AOBRDs in their operations.

The Company is subject to various environmental laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, and adverse impacts to the environment, including to the soil, groundwater and surface water. The Company has implemented programs designed to monitor and address identified environmental risks. Historically, the Company’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company’s business and operating results. Additionally, the Company is a Charter Partner in the EPA’s SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. If the Company fails to comply with applicable environmental laws or regulations, the Company could be subject to costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects and the issuance of orders enjoining performance of some or all of its operations in a particular area. The occurrence of any one or more of such developments could have a material adverse effect on the Company’s business and operating results.

The Company maintains bulk fuel storage and fuel islands at some of its terminals. The Company also has vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, discharge of contaminants, environmental damage, and unauthorized hazardous material spills, releases or disposal actions, among others. Some of the Company’s operations are at facilities where soil and groundwater contamination have occurred, and the Company or its predecessors have been responsible for remediating environmental contamination at some locations. In the past, the Company has also been responsible for the costs of cleanup of cargo and diesel fuel spills caused during its transportation operations, including as a result of traffic accidents or other events. If the Company is found to be responsible for such contamination or spills, the Company could be subject to costs and liabilities, including costs for remediation, environmental natural resource damages and penalties.

The EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, a presidential executive memorandum was signed directing the National Highway Traffic Safety Administration (NHTSA) and the EPA to develop new, stricter fuel efficiency standards for, among other vehicles, heavy-duty trucks. In 2011, the NHTSA and the EPA adopted final Phase 1 rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles. These standards apply to certain combination tractors’ model years 2014 to 2018 and require them to achieve an approximate 20 percent reduction in fuel consumption by model year 2018 which equates to approximately four gallons of fuel for every 100 miles traveled. Additionally, in October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending through model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, for the first time, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. The Company expects that these Phase 2 standards will result in its incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings. The Company cannot predict, however, the extent to which its operations and productivity will be adversely impacted.

Notwithstanding the federal standards, a number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. For instance, the California Air Resource Board also has adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these regulations must be either EPA Smart Way certified or equipped with low-rolling resistance tires and retrofitted with Smart Way-approved aerodynamic technologies. The Company currently purchases Smart Way certified equipment in its new tractor and trailer acquisitions. In order to reduce exhaust emissions, some states and municipalities have also begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity.

Federal and state lawmakers also have implemented or proposed potential limits on greenhouse gas emissions under a variety of other climate-change initiatives. Compliance with such regulations may increase the cost of new tractors and trailers or require the Company to retrofit its equipment, and could impair equipment productivity and increase its operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual value of these vehicles, could materially increase the Company’s operating expenses or otherwise adversely affect its operations.

Since October 2013, any entity acting as a broker or a freight forwarder is required to obtain authority from the FMCSA, and is subject to a minimum $75,000 financial security requirement. Several of the Company’s subsidiaries are licensed by the FMCSA as a property broker and, therefore, they are obligated to satisfy this financial security requirement. This new requirement may limit entry of new brokers into the market or cause current brokers to exit the market. Such persons may seek agent relationships with companies such as the Company to avoid this increased cost. If they do not seek out agent relationships, the number of brokers in the industry could decrease.

Item 1A. Risk Factors

Risk Factors

The following risk factors apply to the business and operations of the Company. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of the Company. The Company may face additional risks and uncertainties that are not presently known to it, or that the Company currently deems immaterial, which may also impair its business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this Form 10-K.

The Company’s industry is affected by general economic and business risks that are largely beyond its control.

The Company’s industry is highly cyclical, and its business is dependent on a number of factors, many of which are beyond its control. The Company believes that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets in general, such as:

•changes in customers’ inventory levels and in the availability of funding for their working capital;

•excess tractor capacity in comparison with shipping demand;

•downturns in customers’ business cycles; and

•recessionary economic cycles.

The risks associated with these factors are heightened when the United States and/or global economy is weakened. Some of the principal risks during such times are as follows:

•the Company may experience low overall freight levels, which may impair its asset utilization, because its customers’ demand for its services generally correlate with the strength of the United States and, to a lesser extent, global economy;

•certain of the Company’s customers may face credit issues and cash flow problems, particularly if they encounter increased financing costs or decreased access to the capital markets, and such issues and problems may affect their ability to pay for the Company’s services;

•freight patterns may change as supply chains are redesigned, resulting in an imbalance between the Company’s capacity and the Company’s customers’ demands; and

•customers may bid out freight or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and the Company might be forced to lower its rates or lose freight.

The Company also is subject to cost increases outside of its control that could materially reduce its profitability if it is unable to increase its rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, owner-operator contracted rates, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for its employees.

The Company’s suppliers’ business levels also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to its operations. A significant interruption in the Company’s normal supply chain could disrupt its operations, increase its costs and negatively impact its ability to serve its customers.

In addition, events outside the Company’s control, such as strikes or other work stoppages at its facilities or at customer, port, border or other shipping locations, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements could lead to reduced economic demand, reduced availability of credit or temporary closing of the shipping locations or United States borders. Such events or enhanced security measures in connection with such events could impair the Company’s operating efficiency and productivity and result in higher operating costs.

The Company’s industry is highly competitive and fragmented, and its business and results of operations may suffer if it is unable to adequately address downward pricing and other competitive pressures.

The Company competes with many truckload carriers of varying sizes, including some that may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness or other competitive advantages and including smaller, regional service providers that cover specific shipping lanes with specific customers or that offer niche services. The Company also competes, to a lesser extent, with some less-than-truckload carriers, railroads, and third-party logistics, brokerage, freight forwarding and other transportation companies. Numerous competitive factors could impair the Company’s ability to maintain or improve its profitability. These factors include the following:

•many of the Company’s competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit the Company’s ability to maintain or increase freight rates, may require the Company to reduce its freight rates or may limit its ability to maintain or expand its business;

•some shippers have reduced or may reduce the number of carriers they use by selecting core carriers as approved service providers and in some instances the Company may not be selected;

•many customers periodically solicit bids from multiple carriers for their shipping needs, which may depress freight rates or result in a loss of business to competitors;

•the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, and the Company may have difficulty competing with them;

•advances in technology may require the Company to increase investments in order to remain competitive, and its customers may not be willing to accept higher freight rates to cover the cost of these investments;

•higher fuel prices and, in turn, higher fuel surcharges to the Company’s customers may cause some of its customers to consider freight transportation alternatives, including rail transportation;

•competition from freight logistics and brokerage companies may negatively impact the Company’s customer relationships and freight rates;

•the Company may have higher exposure to litigation risks as compared to smaller carriers; and

•smaller carriers may build economies of scale with procurement aggregation providers, which may improve the smaller carriers’ abilities to compete with the Company.

Driver shortages and increases in driver compensation or owner-operator contracted rates could adversely affect the Company’s profitability and ability to maintain or grow its business.

Recent driver shortages in the industry require, and could continue to require, the Company to spend more to attract and retain company and owner-operator drivers. The Company’s challenge with attracting and retaining qualified drivers primarily stems from intense market competition, which may subject it to increased payments for driver compensation and owner-operator contracted rates. Also, because of the intense competition for drivers, the Company may face difficulty maintaining or increasing its number of company and owner-operator drivers. Compliance and enforcement initiatives included in the CSA program implemented by the FMCSA and regulations of the DOT relating to driver time and safety and fitness could also reduce the availability of qualified drivers. In addition, like most in the Company’s industry, the Company suffers from a high turnover rate of drivers, especially, with respect to company drivers, in the first 180 days of employment. The high turnover rate requires the Company to continually recruit a substantial number of drivers in order to operate existing revenue equipment. Further, with respect to owner-operator drivers, shortages can result from contractual terms or company policies that make contracting with the Company less desirable to certain owner-operator drivers. Due to the absence of long-term contracts, owner-operators can quickly terminate their relationships with the Company. If the Company is unable to continue to attract and retain a sufficient number of company and owner-operator drivers, it could be required to operate with fewer trucks and face difficulty meeting shipper demands or be forced to forego business that would otherwise be available to it, which could adversely affect its profitability and ability to maintain or grow its business.

The loss of senior management or key operating personnel could adversely affect operations.

The Company’s success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of Mr. Daseke, its Chairman and Chief Executive Officer, and on the other members of its senior management team, who generally have significant experience with the Company and within the transportation industry. Mr. Daseke, age 78, has been the Company’s Chairman and Chief Executive Officer since its formation. The Company also depends on the continued service of key operating personnel. If for any reason the services of its key personnel, particularly Mr. Daseke, were to become unavailable, there could be a material adverse effect on its business, financial condition, results of operations, cash flows and prospects.

A key component of the Company’s strategy includes selectively pursuing strategic and complementary acquisitions; however, it may not be able to execute future acquisitions successfully.

Historically, a key component of the Company’s growth strategy has been to pursue acquisitions of strategic and complementary businesses. For example, from 2009 to the date hereof, the Company has acquired more than 16 businesses. The Company expects to continue considering acquisitions in the future and expects that acquisitions will continue to be a key component of its business plan going forward and the value of the Earn-Out Consideration is based in large part on the Company’s ability to complete acquisitions and meet certain Adjusted EBITDA targets. Recent or future acquisitions may negatively impact its business, financial condition, results of operations, cash flows and prospects because:

•the Company may assume liabilities, including environmental liabilities, or be subject to risks beyond its estimates or what was disclosed to it;

•the acquisition could divert management’s attention and other resources from the Company’s existing business;

•to facilitate such acquisitions, the Company may incur or assume additional indebtedness or issue additional shares of stock; and

•the acquired company may require increases in working capital and capital expenditure investments to fund its growth.

Further, the companies that the Company acquires may not achieve anticipated revenue, earnings or cash flows, including as a result of the loss of any major customers or key employees, and the Company may be unable to fully realize all of the anticipated benefits and synergies from recent and future acquisitions.

Although the Company has an identified pipeline of near- and medium-term acquisition targets as of the date hereof, the consummation of any acquisitions will be dependent on, among other things, the results of its due diligence and the Company may not complete any acquisitions in its pipeline. The Company may not be able to acquire any additional companies at all or on terms favorable to it. Certain of the Company’s larger, better capitalized competitors may seek to acquire some of the companies the Company may be interested in, and competition for acquisitions would likely increase acquisition prices and result in it having fewer acquisition opportunities.

Seasonality and the impact of weather and other catastrophic events adversely affect the Company’s operations and profitability.

The Company’s tractor productivity decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments during winter. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling and harsh weather that creates higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy its assets or the assets of its customers or otherwise adversely affect the business or financial condition of its customers, any of which could adversely affect its results or make its results more volatile.

The Company may be adversely affected by fluctuations in the price or availability of diesel fuel.

Fuel is one of the Company’s largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond the Company’s control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, environmental laws and regulations, armed conflicts, depreciation of the dollar against other currencies, world supply and demand imbalances, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because the Company’s operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect its results of operations and financial condition. The Company has not used derivatives as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on the Company’s operations and profitability. The Company incurs certain fuel costs that cannot be recovered even with respect to customers with which it maintains fuel surcharge programs, such as those associated with empty miles or the time when its engines are idling. Because the Company’s fuel surcharge recovery lags behind changes in fuel prices, its fuel surcharge recovery may not capture in any particular period the increased costs it pays for fuel, especially when prices are rising. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies. There can be no assurance that the Company’s fuel surcharge program will be maintained indefinitely or will be sufficiently effective.

Increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment could adversely affect the Company’s results of operations and cash flows.

Investment in new equipment is a significant part of the Company’s annual capital expenditures, and the Company requires an available supply of tractors and trailers from equipment manufacturers to operate and grow its business. In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emission system design requirements mandated by the EPA and various state agencies, which are intended to reduce emissions. For example, more restrictive EPA engine and emissions system design requirements became effective for engines built on or after January 1, 2010. In 2011, the EPA and the NHTSA established Phase 1 of a national program to reduce greenhouse gas emissions and establish new fuel efficiency standards for medium- and heavy-duty vehicles beginning for model year 2014 and extending through model year 2018. In October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending to model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, for the first time, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. Greenhouse gas emissions regulations are likely to affect equipment design and cost. Notwithstanding the federal standards, a number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, the Company could incur higher depreciation and rental expenses than anticipated. If the Company is unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, its results of operations and cash flows could be adversely affected.

The Company may face difficulty in purchasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (OEM) of tractors and trailers may reduce their manufacturing output due to lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. At times, market forces may create market situations in which demand outstrips supply. In those situations, the Company may face reduced supply levels and/or increased acquisition costs. An inability to continue to obtain an adequate supply of new tractors or trailers for its operations could have a material adverse effect on its business, results of operations and financial condition.

During prolonged periods of decreased tonnage levels, the Company and other trucking companies may make strategic fleet reductions, which could result in an increase in the supply of used equipment. When the supply exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases. Used equipment prices are also subject to substantial fluctuations based on availability of financing and commodity prices for scrap metal. A depressed market for used equipment could require the Company to trade its revenue equipment at depressed values or to record losses on disposal or an impairment of the carrying values of its revenue equipment that is not protected by residual value arrangements. Trades at depressed values and decreases in proceeds under equipment disposals and impairment of the carrying values of its revenue equipment could adversely affect its results of operations and financial condition.

The Company may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under applicable debt instruments, which may not be successful.

As of December 31, 2017, the Company had $635.0 million of indebtedness outstanding. Its ability to make scheduled payments on or to refinance its indebtedness obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond its control. The Company may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

If the Company’s cash flows and capital resources are insufficient to fund debt service obligations, the Company may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. The Company’s ability to restructure or refinance indebtedness will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of the Company’s credit rating, which could harm its ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. However, the proceeds of any such disposition may not be adequate to meet any debt service obligations then due.

The Company’s credit facilities and the terms of the Series A Preferred Stock contain restrictive covenants that may impair the Company’s ability to conduct business, and to maintain compliance with these covenants in the future, which could lead to default and acceleration under the credit facilities.

The Company’s credit facilities and terms of the Series A Preferred Stock contain operating covenants and financial covenants that limit management’s discretion with respect to certain business matters. Among other things, these covenants, subject to certain limitations and exceptions, restrict the Company’s ability to:

•incur additional indebtedness;

•change the nature of the business;

•merge or consolidate with, or acquire, another entity; and

•sell or otherwise dispose of assets.

In addition, the Company’s credit facilities and certain of its other debt agreements require it to maintain certain financial ratios or to reduce its indebtedness if it is unable to comply with such ratios. These restrictions may also limit the Company’s ability to obtain future financings to withstand a future downturn in its business or the economy in general, or to otherwise conduct necessary corporate activities. The Company may also be prevented from taking advantage of business opportunities that arise because of the limitations that its debt agreements impose on it.

A breach of any covenant in the Company’s credit facilities or certain of its other debt agreements would result in a default thereunder after any applicable grace periods expire and, if not waived, could result in acceleration of amounts borrowed thereunder. Further, the Company’s credit facilities and certain of its other debt agreements contain cross-default provisions, such that a default under one agreement would create a default under the other agreements. In the event of acceleration, the Company may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to the Company.

The Company’s leverage and debt service obligations may adversely affect its financial condition, results of operations, business prospects and ability to make payments on its debt obligations.

As of December 31, 2017, the Company had $635.0 million of indebtedness outstanding. The Company’s level of indebtedness could adversely affect it in several ways, including the following:

•require the Company to dedicate a substantial portion of its cash flow from operations to service its existing debt, thereby reducing the cash available to finance its operations and other business activities;

•limit management’s discretion in operating its business and its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•increase its vulnerability to downturns and adverse developments in its business and the economy generally;

•limit its ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness;

•place restrictions on its ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;

•make it more likely that a reduction in its borrowing base following a periodic redetermination could require it to repay a portion of its then-outstanding bank borrowings;

•make it vulnerable to increases in interest rates as indebtedness under the Company’s credit facility may vary with prevailing interest rates;

•place it at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness; and

•make it more difficult for it to satisfy its obligations under its debt instruments and increase the risk that it may default on its debt obligations.

The Company may incur substantial additional indebtedness, which could increase the risks it faces.

While the Company’s credit facility contains restrictions on the Company’s ability to incur additional indebtedness, such restrictions are subject to waiver and a number of significant qualifications and exceptions. Indebtedness incurred in compliance with these restrictions could be substantial. Additional leverage increases the risks described above under “— the Company’s leverage and debt service obligations may adversely affect its financial condition, results of operations, business prospects and ability to make payments on its debt obligations.” Furthermore, any increase in the Company’s level of indebtedness will have several important effects on its future operations, including, without limitation:

•it will have additional cash requirements in order to support the payment of interest on its outstanding indebtedness;

•increases in its outstanding indebtedness and leverage will increase its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•depending on the levels of its outstanding indebtedness, its ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited.

The Company has significant ongoing capital expenditure requirements. If the Company is unable to obtain such capital on favorable terms or at all, it may not be able to execute on its business plans and its business, financial condition, results of operations, cash flows and prospects may be adversely affected.

The Company’s business is capital intensive. Its capital expenditures focus primarily on revenue equipment replacement and, to a lesser extent, facilities, revenue equipment growth and investments in information technology. The Company also expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of the Company’s funding requirements, it likely will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase its cash resources. Any sale of additional equity or debt securities may result in dilution to its stockholders. Public or private financing may not be available in amounts or on terms acceptable to the Company, if at all.

If the Company is unable to obtain additional financing, it may be required to delay, reduce the scope of, or eliminate future acquisition activities or growth initiatives, which could adversely affect its business, financial condition and operating results. In such case, the Company may also operate its revenue equipment (including tractors and trailers) for longer periods, which would result in increased maintenance costs, which would in turn reduce its operating income.

Increases in interest rates could adversely affect the Company’s business.

The Company’s business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause the Company’s cost of doing business to increase and limit its ability to pursue acquisition opportunities. For example, as of December 31, 2017, outstanding borrowings under the Company’s credit facilities were approximately $498.5 million, and a 1.0% increase in interest rates would result in an increase in annual interest expense of approximately $5.0 million, assuming the $498.5 million in debt was outstanding for the full year, before the effects of income taxes. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting its ability to finance its operations. The Company requires continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect its ability to achieve its planned growth and operating results.

The Company operates in a highly regulated industry, and changes in existing laws or regulations, or liability under existing or future laws or regulations, could have a material adverse effect on its results of operations and profitability.

The Company operates in the United States pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. The company, as well as its company and owner-operator drivers, must also comply with governmental regulations regarding safety, equipment, environmental protection and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations and ergonomics. The Company may become subject to new or more restrictive regulations relating to such matters that may require changes in its operating practices, influence the demand for transportation services or require it to incur significant additional costs. Possible changes to laws and regulations include:

•increasingly stringent environmental laws and regulations, including changes intended to address fuel efficiency and greenhouse gas emissions that are attributed to climate change;

•restrictions, taxes or other controls on emissions;

•regulation specific to the energy market and logistics providers to the industry;

•changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

•driver and vehicle ELD requirements;

•requirements leading to accelerated purchases of new trailers;

•mandatory limits on vehicle weight and size;

•driver hiring restrictions;

•increased bonding or insurance requirements; and

•security requirements imposed by the DHS.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels and emissions, which may increase the Company’s or its independent affiliates’ operating costs, require capital expenditures or adversely impact the recruitment of drivers.

Restrictions on greenhouse gas emissions or climate change laws or regulations could also affect the Company’s customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products the Company carries, which, in turn, could adversely impact the demand for the Company’s services as well as its operations. The Company also could lose revenue if its customers divert business from it because it has not complied with their sustainability requirements. See “Item 1. Business - Regulation” for information regarding several proposed, pending and final regulations that could significantly impact the Company’s business and operations.

Safety-related evaluations and rankings under the CSA program could adversely impact the Company’s relationships with its customers and its ability to maintain or grow its fleet, each of which could have a material adverse effect on its results of operations and profitability.

The CSA includes compliance and enforcement initiatives designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. Certain measurements and scores collected by the CSA from transportation companies are available to the general public on the FMCSA’s website.

The Company’s CSA scores are dependent upon its safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in the CSA program or the underlying methodology used by the FMCSA to determine a carrier’s safety rating could change and, as a result, the Company’s ability to maintain an acceptable score could be adversely impacted. For example, in January 2016, the FMCSA published a proposed rulemaking that would amend the methodology used by the agency for issuance of a safety fitness determination. Under the proposed rulemaking, the FMCSA would update the current safety fitness rating methodology by integrating on-road safety data from inspections, along with the results of carrier investigations and crash reports, to determine a motor carrier’s overall safety fitness on a monthly basis. However, in March 2017, FMCSA published a notice of withdrawal that removed the January 2016 proposed rulemaking from further regulatory consideration. Nonetheless, should the FMCSA adopt rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that the Company and other motor carriers could be adversely affected, as compared to consideration of the current standards. If the Company receives an unacceptable CSA score, its relationships with customers could be damaged, which could result in a loss of business.

The requirements of CSA could shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact the Company’s results of operations and profitability.

The Company is subject to environmental and worker health and safety laws and regulations that may expose it to significant costs and liabilities and have a material adverse effect on its results of operations, competitive position and financial condition.

The Company is subject to stringent and comprehensive federal, state, provincial, local and foreign environmental and worker health and safety laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, the health and safety of its workers in conducing operations, and adverse impacts to the environment. Under certain environmental laws, the Company could be subject to strict liability, without regard to fault or legality of conduct, for costs relating to contamination at facilities the Company owns or operates or previously owned or operated and at third-party sites where the Company disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving the Company’s vehicles. The Company often operates in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which the Company has incurred and may, in the future, incur remedial or other environmental liabilities. The Company also maintains aboveground and underground bulk fuel storage tanks and fueling islands at some of its facilities and vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, environmental damage and unauthorized hazardous material spills, releases or disposal actions, among others.

Increasing efforts to control air emissions, including greenhouse gases, may have an adverse effect on the Company. Federal and state lawmakers have implemented, and are considering, a variety of new climate-change initiatives and greenhouse gas regulations that could increase the cost of new tractors, impair productivity and increase the Company’s operating expenses. For example, in 2011, the NHTSA and the EPA adopted final Phase I rules that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, including certain combination tractors’ model years 2014 to 2018 and, in October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 through model year 2027. In addition, for the first time, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers.

Compliance with environmental laws and regulations may also increase the price of the Company’s equipment and otherwise affect the economics of the Company’s industry by requiring changes in operating practices or by influencing the demand for, or the costs of providing, transportation services. For example, regulations issued by the EPA and various state agencies that require progressive reductions in exhaust emissions from diesel engines have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs. Also, in order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as the Company’s, may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity. The Company is also subject to potentially stringent rulemaking related to sustainability practices, including conservation of resources by decreasing fuel consumption. This increased focus on sustainability practices may result in new regulations and/or customer requirements that could adversely impact the Company’s business.

If the Company has operational spills or accidents or if it is found to be in violation of, or otherwise liable under, environmental or worker health or safety laws or regulations, the Company could incur significant costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of the Company’s operations in a particular area. The occurrence of any one or more of these developments could have a material adverse effect on its results of operations, competitive position and financial condition. Environmental and worker health and safety laws are becoming increasingly more stringent and there can be no assurances that compliance with, or liabilities under, existing or future environmental and worker health or safety laws or regulations will not have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects. See “Item 1. Business - Regulation” for information regarding several proposed, pending and final regulations that could significantly affect the Company’s business and operations.

The Company is subject to the risks of litigation and governmental proceedings, which could adversely affect its business.

The Company is, and in the future may be, subject to legal and governmental proceedings and claims. The parties in such legal actions may seek amounts from the Company that may not be covered in whole or in part by insurance. Defending itself against such legal actions could result in significant costs and could require a substantial amount of time and effort by the Company’s management team. The Company cannot predict the outcome of litigation or governmental proceedings to which it is a party or whether it will be subject to future legal actions. As a result, the potential costs associated with legal actions against the Company could adversely affect its business, financial condition, results of operations, cash flows or prospects.

Insurance and claims expenses could significantly reduce the Company’s profitability.

The Company is exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. The Company has insurance coverage with third-party insurance carriers, but it assumes a significant portion of the risk associated with these claims due to its self-insured retention (SIR) and deductibles, which can make its insurance and claims expense higher or more volatile. Additionally, the Company faces the risks of increasing premiums and collateral requirements and the risk of carriers or underwriters leaving the transportation sector, which may materially affect its insurance costs or make insurance more difficult to find, as well as increase its collateral requirements. The Company could experience increases in its insurance premiums in the future if it decides to increase its coverage or if its claims experience deteriorates. In addition, the Company is subject to changing conditions and pricing in the insurance marketplace and the Company cannot assure you that the cost or availability of various types of insurance may not change dramatically in the future. If the Company’s insurance or claims expense increases, and the Company is unable to offset the increase with higher freight rates, its results of operations could be materially and adversely affected. The Company’s results of operations may also be materially and adversely affected if it experiences a claim in excess of its coverage limits, a claim for which coverage is not provided or a claim that is covered but its insurance company fails to perform.

The Company derives a material portion of its revenue from its major customers, the loss of one or more of which could have a material adverse effect on the Company’s business.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on the Company’s business. In 2016 and 2015, the Company’s top ten customers, based on revenue, accounted for approximately 36% and 33%, respectively, of the Company’s revenue, and the Company’s largest customer accounted for approximately 8% of its revenue in both 2016 and 2015. For the year ended December 31, 2017, the Company’s top ten customers, based on revenue, accounted for approximately 31% of its revenue, and the Company’s largest customer accounted for approximately 6% of its revenue. A material portion of the Company’s freight is from customers in the building materials industry, and as such, the Company’s results may be more susceptible to trends in construction cycles, which are affected by numerous factors, including rates of infrastructure spending, real estate equity values, interest rates and general economic conditions, than carriers that do not have this concentration.

Economic conditions and capital markets may adversely affect the Company’s customers and their ability to remain solvent. The Company’s customers’ financial difficulties can negatively impact the Company’s results of operations and financial condition and the Company’s ability to comply with the covenants in its debt agreements, especially if they were to delay or default on payments to us. Generally, the Company does not have contractual relationships that guarantee any minimum volumes with customers, and the Company cannot assure you that customer relationships will continue as presently in effect. A reduction in, or termination of, the Company’s services by one or more of its major customers could have a material adverse effect on the Company’s business and operating results.

Difficulty in obtaining goods and services from the Company’s vendors and suppliers could adversely affect the Company’s business.

The Company is dependent upon its vendors and suppliers, including equipment manufacturers, for tractors, trailers and other products and materials. The Company believes that it has positive vendor and supplier relationships and are generally able to obtain favorable pricing and other terms from such parties. If the Company fails to maintain amenable relationships with its vendors and suppliers, or if its vendors and suppliers are unable to provide the products and materials the Company needs or undergo financial hardship, the Company could experience difficulty in obtaining needed goods and services, and subsequently, its business and operations could be adversely affected.

The Company is subject to certain risks arising from doing business in Canada and Mexico.

The Company provides trucking services in Canada in addition to the United States, and the Company also transports freight into and out of Mexico by transferring the Company’s trailers to tractors operated by Mexican-based carriers with which the Company has contractual and long-standing relationships. As a result, the Company is subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Canada and Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. In addition, if the Company is unable to maintain its Customs-Trade Partnership Against Terrorism (C-TPAT) status, it may have significant border delays, which could cause its operations in Canada to be less efficient than those of competitor truckload carriers also operating in Canada that obtain or continue to maintain C-TPAT status, and the Company may face a loss of certain business due to customer requirements to deal only with C-TPAT participating carriers. As a C-TPAT participant, the Company’s security measures are subject to periodic review by the United States Customs and Border Protection (CBP), and the Company is required to perform an annual security threat assessment of its international operations. If CBP determines the Company has failed to comply with its minimum security criteria for highway carriers and other evolving security standards recommended by the agency, the Company may be unable to maintain its C-TPAT status. The Company also faces additional risks associated with its foreign operations, including restrictive trade policies and imposition of duties, taxes or government royalties imposed by the Canadian or Mexican government, to the extent not preempted by the terms of North American Free Trade Agreement.

Further, to the extent that the Company conducts operations outside of the United States, it is subject to the Foreign Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. If the Company is not in compliance with the Foreign Corrupt Practices Act, other anti-corruption laws or other laws governing the conduct of business with government entities (including local laws), it may be subject to criminal and civil penalties and other remedial measures, which could harm its reputation and have a material adverse impact on the Company’s business, financial condition, results of operations, cash flows and prospects. Any investigation of any actual or alleged violations of such laws could also harm the Company’s reputation or have a material adverse impact on its business, financial condition, results of operations, cash flows and prospects.

The Company’s contractual agreements with its owner-operators expose it to risks that it does not face with its company drivers.

The Company relies, in part, upon independent contractor owner-operators to perform the services for which it contracts with customers. Approximately 20% of the Company’s freight was carried by independent contractor owner-operators in 2017. The Company’s reliance on independent contractor owner-operators creates numerous risks for the Company’s business. For example, the Company provides financing to certain of its independent contractor owner-operators purchasing tractors from the Company. If owner-operators operating the tractors the Company financed default under or otherwise terminate the financing arrangement and the Company is unable to find a replacement owner-operator, the Company may incur losses on amounts owed to it with respect to the tractor in addition to any losses it may incur as a result of idling the tractor. Further, if the Company is unable to provide such financing in the future, due to liquidity constraints or other restrictions, the Company may experience a shortage of owner-operators available to it.

If the Company’s independent contractor owner-operators fail to meet the Company’s contractual obligations or otherwise fail to perform in a manner consistent with the Company’s requirements, the Company may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that the Company provides to customers. If the Company fails to deliver on time, if its contractual obligations are not otherwise met, or if the costs of its services increase, then the Company’s profitability and customer relationships could be harmed.

The financial condition and operating costs of the Company’s independent contractor owner-operators are affected by conditions and events that are beyond the Company’s control and may also be beyond their control. Adverse changes in the financial condition of the Company’s independent contractor owner-operators or increases in their equipment or operating costs could cause them to seek higher revenues or to cease their business relationships with the Company. The prices the Company charges its customers could be impacted by such issues, which may in turn limit pricing flexibility with customers, resulting in fewer customer contracts and decreasing the Company’s revenues.

Independent contractor owner-operators typically use tractors, trailers and other equipment bearing the Company’s trade names and trademarks. If one of the Company’s independent contractor owner-operators is subject to negative publicity, it could reflect on the Company and have a material adverse effect on the Company’s business, brand and financial performance. Under certain laws, the Company could also be subject to allegations of liability for the activities of its independent contractor owner-operators.

Owner-operators are third-party service providers, as compared to company drivers who are employed by the Company. As independent business owners, the Company’s owner-operators may make business or personal decisions that conflict with the Company’s best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, an owner-operator may deny loads of freight from time to time. In these circumstances, the Company must be able to timely deliver the freight in order to maintain relationships with customers.

If the Company’s owner-operators are deemed by regulators or judicial process to be employees, the Company’s business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the Company’s owner-operators are determined to be its employees, it would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

The Company depends on third parties in its brokerage business, and service instability from these providers could increase the Company’s operating costs or reduce its ability to offer brokerage services, which could adversely affect its revenue, results of operations and customer relationships.

The Company’s brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers. These third-party providers may seek other freight opportunities and may require increased compensation during times of improved freight demand or tight trucking capacity. The Company’s inability to maintain positive relationships with, and secure the services of, these third parties, or increases in the prices the Company must pay to secure such services, could have an adverse effect on its revenue, results of operations and customer relationships. The Company’s ability to secure the services of these third-party providers on competitive terms is subject to a number of risks, including the following, many of which are beyond the Company’s control:

•equipment shortages in the transportation industry, particularly among contracted truckload carriers and railroads;

•interruptions in service or stoppages in transportation as a result of labor disputes, seaport strikes, network congestion, weather-related issues, acts of God or acts of terrorism;

•changes in regulations impacting transportation;

•increases in operating expenses for carriers, such as fuel costs, insurance premiums and licensing expenses, that result in a reduction in available carriers; and

•changes in transportation rates.

The Company is dependent on computer and communications systems, and a systems failure or data breach could cause a significant disruption to its business.

The Company’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure. The Company currently maintains its computer systems at multiple locations, including several of its offices and terminals and third party data centers, along with computer equipment at each of its terminals. The Company’s operations and those of its technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond its control. Although the Company believes that it has robust information security procedures and other safeguards in place, as cyber threats continue to evolve, it may be required to expend additional resources to continue to enhance its information security measures and investigate and remediate any information security vulnerabilities. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay the Company’s operations, damage its reputation, cause a loss of customers, agents or third party capacity providers, expose the Company to a risk of loss or litigation, or cause the Company to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on its results of operations and financial position.

The Company’s business may be harmed by terrorist attacks, future wars or anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such existing measures and future measures may have significant costs associated with them which a motor carrier is forced to bear. Moreover, large trucks carrying large freight are potential terrorist targets, and the Company may be obligated to take measures, including possible capital expenditures intended to protect its trucks. In addition, the insurance premiums charged for some or all of the coverage currently maintained by the Company could continue to increase dramatically or such coverage could be unavailable in the future.

If the Company’s employees were to unionize, the Company’s operating costs could increase and its ability to compete could be impaired.

None of the Company’s employees are currently represented under a collective bargaining agreement; however, the Company always faces the risk that its employees will try to unionize, and if its owner-operators were ever re-classified as employees, the magnitude of this risk would increase. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board (the NLRB) could render decisions or implement rule changes that could significantly affect the Company’s business and its relationship with employees, including actions that could substantially liberalize the procedures for union organization. For example, in December 2014, the NLRB implemented a final rule amending the agency’s representation-case proceedings that govern the procedures for union representation. Pursuant to this amendment, union elections can now be held within 10 to 21 days after the union requests a vote, which makes it easier for unions to successfully organize all employers, in all industries. In addition, the Company can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions.

Any attempt to organize by the Company’s employees could result in increased legal and other associated costs and divert management attention, and if the Company entered into a collective bargaining agreement, the terms could negatively affect its costs, efficiency and ability to generate acceptable returns on the affected operations. In particular, the unionization of the Company’s employees could have a material adverse effect on its business, financial condition, results of operations, cash flows and prospects because:

•restrictive work rules could hamper the Company’s efforts to improve and sustain operating efficiency and could impair the Company’s service reputation and limit the Company’s ability to provide next-day services;

•a strike or work stoppage could negatively impact the Company’s profitability and could damage customer and employee relationships, and some shippers may limit their use of unionized trucking companies because of the threat of strikes and other work stoppages; and

•an election and bargaining process could divert management’s time and attention from the Company’s overall objectives and impose significant expenses.

Higher health care costs and labor costs could adversely affect the Company’s financial condition and results of operations.

With the passage in 2010 of the United States Patient Protection and Affordable Care Act (the PPACA), the Company is required to provide health care benefits to all full-time employees that meet certain minimum requirements of coverage and affordability, or otherwise be subject to a payment per employee based on the affordability criteria set forth in the PPACA. Many of these requirements have been phased in over a period of time, with the majority of the most impactful provisions affecting the Company having begun in the second quarter of 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. The PPACA also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but have elected not to participate in the Company’s health care plans may ultimately find it more advantageous to do so. It is also possible that by making changes or failing to make changes in the health care plans the Company offers it will have difficulty attracting and retaining employees, including drivers. Finally, implementing the requirements of health care reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements may significantly increase the Company’s health care coverage costs and could materially adversely affect its financial condition and results of operations.

The Company’s total assets include goodwill and indefinite-lived intangibles. If the Company determines that these items have become impaired in the future, net income could be materially and adversely affected.

As of December 31, 2017, the Company had recorded goodwill of $302.7 million and indefinite-lived intangible assets of $93.1 million, net of accumulated amortization. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 350, “Intangibles — Goodwill and Other,” the Company tests goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Any excess in carrying value over the estimated fair value is charged to the Company’s results of operations. Further, the Company may never realize the full value of its intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could have an adverse effect on the Company’s financial condition and results of operations. If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values and the estimated fair value of the Company’s goodwill and long-lived assets could change significantly, and could result in future non-cash impairment charges, which could materially impact its results of operations and financial condition for any such future period.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain the Company’s resources, increase the Company’s costs and distract management.

As a public company, the Company must comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of The NASDAQ Capital Market (NASDAQ), with which the Company was not required to comply as a private company. For example, the Company must:

•maintain a comprehensive compliance function;

•comply with rules promulgated by NASDAQ;

•prepare and distribute periodic public reports in compliance with obligations under the federal securities laws;

•establish new internal policies, such as those relating to insider trading; and

•involve and retain to a greater degree outside counsel and accountants in the above activities.

Complying with statutes, regulations and requirements relating to public companies occupies a significant amount of time of management and significantly increases the Company’s costs and expenses, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Furthermore, the Company’s management may not be able to implement programs and policies to comply with such statutes, regulations and requirements in an effective and timely manner.

A small number of the Company’s stockholders hold a substantial portion of its outstanding common stock.

Mr. Daseke and his affiliates beneficially own approximately 31% of the Company’s common stock as of February 1, 2018. In addition, Mr. Daseke serves as the Company’s Chief Executive Officer and Chairman of the Board of Directors. Consequently, Mr. Daseke and his affiliates are able to strongly influence all matters that require approval by the Company’s stockholders, including the election and removal of directors, changes to the Company’s organizational documents and approval of acquisition offers and other significant corporate transactions. In addition, other members of the Company’s board of directors and key management at the corporate level and at the Company’s operating companies own more than an additional 11% of the Company’s common stock as of February 1, 2018. This concentration of ownership will limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial and may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Company’s common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

The Company’s charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or agents.

The Company’s charter provides that, unless it consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on the Company’s behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers, employees or agents to us or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law (DGCL) or the Company’s charter or bylaws, or (iv) any action asserting a claim against the Company that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock will be deemed to have notice of, and consented to, the provisions of the Company’s charter described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, employees or agents, which may discourage such lawsuits against the Company and such persons. Alternatively, if a court were to find these provisions of the Company’s charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.

Some provisions of the Company’s governing documents and Delaware law, may inhibit a takeover, which could limit the price investors might be willing to pay in the future for its common stock.

Some provisions in the Company’s charter and bylaws may have the effect of delaying, discouraging, or preventing an acquisition of the Company or a merger in which the Company is not the surviving company and may otherwise prevent or slow changes in the Company’s board of directors and management. These provisions include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of the Company’s board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on the Company’s board of directors;

•the ability of the Company’s board of directors to determine whether to issue shares of the Company’s preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of the Company’s stockholders;

•the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of the Company’s stockholders to force consideration of a proposal or to take action, including the removal of directors;

•limiting the liability of, and providing indemnification to, the Company’s directors and officers;

•controlling the procedures for the conduct and scheduling of stockholder meetings;

•providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election; and

•advance notice procedures that stockholders must comply with in order to nominate candidates to the Company’s board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in the Company’s board of directors and management.

As a Delaware corporation, the Company is also subject to provisions of Delaware law, including Section 203 of the DGCL, which prohibits business combinations between us and one or more significant stockholders unless specified conditions are met. These provisions could discourage an acquisition of the Company or other change in control transaction, whether or not it is desired or beneficial to the Company’s stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for the Company’s common stock. In addition, to the extent that these provisions discourage an acquisition of the Company or other change in control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of the Company’s common stock.

The Company does not currently pay dividends on its common stock.

The Company does not currently intend to pay cash dividends on its common stock. Any future dividend payments are within the absolute discretion of the Company’s board of directors and will depend on, among other things, its results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that the Company’s board of directors may deem relevant. Additionally, legal and contractual restrictions in agreements governing the Company’s Series A Preferred Stock and current indebtedness place certain restrictions on the Company’s ability to pay cash dividends. Consequently, a stockholder’s only opportunity to achieve a return on its investment in the Company will be if the stockholder sells its common stock at a price greater than the stockholder paid for it.

An active trading market for the Company’s common stock may not be sustained.

Although the Company’s common stock is listed on NASDAQ, there has been a limited public market for its common stock and a more active trading market for its common stock may not develop or be sustained. An absence of an active trading market could adversely affect the Company’s stockholders’ ability to sell its common stock in short time periods. Also, as a result of the limited public market for the Company’s common stock, the Company’s share price may experience significant volatility and may not necessarily reflect the value of the Company’s expected performance. Furthermore, an inactive trading market may impair the Company’s ability to raise capital by selling shares and may impair its ability to acquire other companies by using the Company’s shares as consideration, which, in turn, could harm its business.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s common stock could decline.

The trading market for the Company’s common stock will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, its market, or its competitors. If any of the analysts who cover the Company change their recommendation regarding the Company’s common stock adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s common stock would likely decline. If any of the analysts who cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which could cause the price or trading volume of the Company’s common stock to decline.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as the Company is an “emerging growth company.”

Under the JOBS Act, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until the Company is no longer an “emerging growth company.” The Company could be an “emerging growth company” until the earlier of (i) the last day of the fiscal year (a) following July 28, 2020, the fifth anniversary of the IPO, (b) in which the Company has total annual gross revenue of at least $1.07 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its prior second fiscal quarter, and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act), for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has chosen not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 1B: Unresolved Staff Comments

None.

Item 2. Properties

Daseke’s headquarters, which is leased, is located in a multi-tenant office building in Addison, Texas. The Company has 88 locations in North America, 22 of which are owned and 66 of which are leased. Daseke’s terminals may include customer service, sales/marketing, fuel and/or maintenance and warehousing facilities. Daseke believes that substantially all of its property and equipment is in good condition and its buildings and improvements have sufficient capacity to meet current needs. From time to time, Daseke invests in additional facilities to meet the needs of its business as it pursues additional growth.

The following tables provides information regarding terminals and certain other locations owned or leased by Daseke:

FLATBED SOLUTIONS

Description of Activities at Location
					Customer		Sales/
Location	Owned		Leased		Service		Marketing		Fuel		Maintenance		Admin		Warehouse
Birmingham, Alabama	√		√		√		√		√		√				
Birmingham, Alabama	√										√				
Chickasaw, Alabama			√										√		
Cincinnati, Ohio	√								√		√				
Clarksville, Tennessee			√		√										
Clayton, Alabama	√				√		√		√				√		
Cofield, North Carolina	√				√										
Greenville, Mississippi	√				√										
Houston, Texas			√		√								√		
Laredo, Texas			√		√		√						√		
Monroeville, Alabama	√												√		
Monterrey, Mexico			√		√								√		
Nashville, Tennessee			√		√		√				√		√		
Pawleys Island, South Carolina			√				√								
Redmond, Oregon	√		√		√		√		√		√				
Tuscaloosa, Alabama	√		√		√		√				√		√		

SPECIALIZED SOLUTIONS

Description of Activities at Location
					Customer		Sales/
Location	Owned		Leased		Service		Marketing		Fuel		Maintenance		Admin		Warehouse
Abilene, Texas			√										√		
Angleton, Texas			√		√		√								
Arlington, Washington	√														
Arlington, Washington	√				√		√				√		√		
Atlas, Missouri			√		√										
Bossier City, Louisiana			√		√		√								
Catlettsburg, Kentucky			√		√								√		
Conyers, Georgia			√		√		√								
Corpus Christi, Texas			√		√		√								
Crane, Indiana	√										√				
Duenweg, Missouri	√				√		√				√				
East Camden, Arkansas			√		√										
Evansville, Indiana			√		√										√
Fort Worth, Texas			√				√						√		
Gaffney, South Carolina	√								√		√				
Gainesville, Texas	√		√								√		√		
Garden City, Georgia			√		√						√				
Glendale, Arizona			√										√		
Greer, South Carolina			√		√		√				√		√		
Griffin, Georgia			√		√										√
Hackensack, NJ			√										√		
Hamburg, Pennsylvania			√		√										
Hampton, Georgia			√								√				
Hiram, Georgia			√		√										
Houston, Texas	√				√		√				√				
Humble, Texas			√		√		√				√				
Indianapolis, Indiana	√		√				√								
Joplin, Missouri	√				√		√				√		√		
Kansas City, Missouri			√		√		√						√		√
Lafayette, Indiana			√		√		√						√		√
Laredo, Texas	√				√		√				√				
League City, Texas			√		√		√								
Louden, Tennessee			√		√						√				
Maxton, North Carolina			√								√				
Mediapolis, Iowa	√										√				
Melbourne, Florida			√										√		
Memphis, Tennessee			√		√										
Milan, Tennessee			√		√								√		
Mount Vernon, Indiana	√										√				
North Charleston, South Carolina			√		√		√				√		√		
Odessa, Texas	√				√		√								
Peoria, Arizona			√								√				
Pharr, Texas			√		√		√								
Plattsburg, New York			√										√		
Pomona, California			√		√										
Port Wentworth, Georgia			√		√		√						√		
Prichard, Alabama			√		√		√						√		
Remington, Indiana	√		√		√		√		√		√		√		√
Richmond, Kentucky			√										√		
Richmond, Virginia			√		√										
Salt Lake City, Utah			√		√		√								
Sanford, North Carolina			√		√		√				√				
Seguin, Texas			√		√		√								
Shoals, Indiana	√										√				
South Bend, Indiana	√										√				
Spring Hill, Kansas			√										√		
Springfield, Missouri			√		√		√		√		√				
St. Joseph, Missouri			√								√				
Steinbach, Manitoba, Canada			√		√								√		
Sweetwater, Texas	√				√		√								
Temple, Texas			√								√				
Toledo, Ohio			√		√										
Tulsa, Oklahoma	√				√		√								
Wentworth, Georgia			√		√										
West Fargo, North Dakota			√		√		√				√		√		
Wichita, Kansas			√		√										
Winnipeg, Manitoba, Canada			√		√						√				√

In addition to the locations listed above, Daseke owns parcels of vacant land and leases or owns several non-operating facilities in various locations around the United States. Daseke also maintains various drop yards throughout the United States and Canada.

Item 3. Legal Proceedings

The Company is involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. The Company’s insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, the Company believes the resolution of claims and pending litigation, will not have a material adverse effect on it, taking into account existing reserves.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Daseke’s common stock and warrants trade on NASDAQ under the symbols “DKSE” and “DSKEW,” respectively. As of March 14, 2018, there were 94 stockholders of record of its common stock.

The following table sets forth, for the periods indicated, the high and low sales for our common stock and our warrants, as reported on NASDAQ. On February 27, 2017, the Business Combination occurred, whereby a wholly owned subsidiary of Hennessy merged with and into Private Daseke, with Private Daseke surviving as a direct wholly owned subsidiary of Hennessy. Hennessy was a special purpose acquisition company with no operations.

Common Stock
	2017		2016
Fiscal Quarter	Low	High	Low	High
First quarter*	$9.26	$10.88	$9.52	$9.83
Second quarter	$8.76	$11.21	$9.44	$9.90
Third quarter	$11.14	$13.55	$9.50	$9.93
Fourth quarter	$11.29	$14.52	$9.67	$10.11

Warrants
	2017		2016
Fiscal Quarter	Low	High	Low	High
First quarter*	$0.75	$1.25	$0.13	$0.20
Second quarter	$0.88	$1.28	$0.15	$0.67
Third quarter	$1.15	$1.69	$0.25	$0.65
Fourth quarter	$1.14	$2.08	$0.18	$0.91

*The Business Combination was consummated during the First Quarter of 2017.

Dividends

The Company has not paid any cash dividends on its common stock to date and does not intend to pay cash dividends. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements, debt covenants and general financial condition. The payment of any cash dividends will be within the discretion of the Company’s board of directors at such time. In addition, the PNC Credit Agreement (as defined and described in Note 9 of Notes to Consolidated Financial Statements) restricts the Company’s ability to pay dividends, subject to certain negotiated exceptions.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2017, in connection with, and as partial consideration for, the acquisitions of TSH & Co., Roadmaster Group and Moore Freight Services, the Company issued 972,680, 3,114,247 and 145,129 shares of common stock, respectively, to the sellers in such acquisitions that were not registered under the Securities Act, in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from those receiving shares of the Company’s common stock, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities. For additional information regarding these acquisitions and share issuances, see Note 3 of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

The following selected historical consolidated financial information is provided to assist with the analysis of the Company’s financial performance. The table below provides the Company’s revenue, net income (loss), Adjusted EBITDA and free cash flow for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 on a historical basis. The historical revenue, net income (loss), Adjusted EBITDA and free cash flow for the years ended December 31, 2014 and 2013 are derived from the Company’s audited historical consolidated financial statements not included in this Form 10-K. The historical revenue, net income (loss), Adjusted EBITDA and free cash flow for the years ended December 31, 2017, 2016 and 2015 are derived from the Company’s audited historical consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Total revenue	$846,304	$651,802	$678,845	$542,711	$206,543
Net income (loss)	$26,996	$(12,279)	$3,263	$1,300	$(2,976)
Adjusted EBITDA(1)	$91,904	$88,240	$97,304	$70,346	$23,905
Free cash flow(1)	$55,988	$56,571	$30,335	$(332)	$3,180

(1)

Adjusted EBITDA and free cash flow are not recognized measures under GAAP. For a definition of Adjusted EBITDA and free cash flow and a reconciliation of Adjusted EBITDA and free cash flow to net income (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk—Non-GAAP Financial Measures” below.

The following table sets forth selected historical consolidated financial and other data as of and for the years ended December 31, 2017, 2016 and 2015. Such financial data are derived from Daseke’s audited consolidated financial statements included elsewhere in this Form 10-K. The historical results presented below and above are not necessarily indicative of the results to be expected for any future period and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” below and Daseke’s audited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2017	2016	2015
Consolidated statement of operations data:
Total revenue	$846,304	$651,802	$678,845
Operating expenses:
Salaries, wages and employee benefits	249,996	197,789	178,703
Fuel	93,749	66,865	70,296
Operations and maintenance	118,390	96,100	98,734
Purchased freight	225,254	154,054	181,985
Taxes and licenses	11,055	9,222	9,228
Insurance and claims	23,962	19,114	19,655
Depreciation and amortization	76,863	67,500	63,573
(Gain) loss on disposition of revenue property and equipment	(700)	(116)	(2,184)
Impairment	—	2,005	—
Other operating expenses	40,720	28,636	27,847
Total operating expenses	839,289	641,169	647,837
Income from operations	7,015	10,633	31,008
Interest expense	29,556	23,124	20,602
Other expense (income)	2,745	(375)	(320)
Total other expense	32,301	22,749	20,282
Income (loss) before provision for income taxes	(25,286)	(12,116)	10,726
Provision (benefit) for income taxes	(52,282)	163	7,463
Net income (loss)	$26,996	$(12,279)	$3,263
Dividends declared per Series A convertible preferred share	$6.40	$—	$—
Dividends declared per Series B convertible preferred share	$12.50	$18.75	$75.00
Net income (loss) available to common stockholders	$22,032	$(17,049)	$(1,473)
Basic net income (loss) per common share	$0.59	$(0.81)	$(0.07)
Diluted net income (loss) per common share	$0.56	$(0.81)	$(0.07)
Basic weighted average common shares outstanding	37,592,549	20,980,961	20,980,961
Diluted weighted average common shares outstanding	39,593,701	20,980,961	20,980,961
Consolidated balance sheet data (at end of period):
Cash	$90,679	$3,695	$4,886
Property and equipment, net	$429,639	$318,747	$354,535
Total assets	$1,125,668	$570,235	$627,607
Current liabilities	$108,068	$92,398	$109,669
Working capital(1)	$111,020	$36,282	$42,538
Long-term debt and other long-term liabilities	$666,367	$374,774	$397,888
Total stockholders' equity	$351,233	$103,063	$120,050
Other financial data (unaudited):
Adjusted EBITDA(2)	$91,904	$88,240	$97,304
Adjusted EBITDAR(2)	$108,769	$101,177	$106,261
Adjusted EBITDA Margin(2)	10.9%	13.5%	14.3%
Free cash flow(2)	$55,988	$56,571	$30,335
Operating ratio	99.2%	98.4%	95.4%
Adjusted operating ratio(2)	97.3%	95.6%	93.0%
Operating statistics (unaudited):
Total miles	290,749,395	246,989,374	230,923,639
Company-operated tractors, as of year-end	3,218	2,304	2,267
Owner-operated tractors, as of year-end	2,056	609	702
Number of trailers	11,237	6,347	5,977

Company-operated tractors, average for the year	2,644	2,279	2,054
Owner-operated tractors, average for the year	888	667	700

(1)	Working capital is defined as current assets (excluding cash) less current liabilities (excluding the current portion of long-term debt).
(2)

Adjusted EBITDA, Adjusted EBITDAR, Adjusted EBITDA Margin, free cash flow and adjusted operating ratio are not recognized measures under GAAP. For a definition of Adjusted EBITDA, Adjusted EBITDAR, Adjusted EBITDA Margin, free cash flow and adjusted operating ratio, a reconciliation of Adjusted EBITDA, Adjusted EBITDAR and free cash flow to net income (loss) and a reconciliation of operating ratio to operating ratio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk—Non-GAAP Financial Measures” below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” above.

Introduction

The Company is a leading provider and consolidator of transportation and logistics solutions focused exclusively on flatbed and specialized freight in North America. The transportation and logistics market is one of the largest industries in the United States. The flatbed and specialized freight market represented an approximately $133 billion subset of the broader transportation and logistics market in 2016. The United States flatbed and specialized freight market is expected to grow to approximately $150 billion in 2017‑2018 and to approximately $174 billion in 2019.

The Company believes it provides one of the most comprehensive transportation and logistics solution offerings in the open deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 5,400 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that principally include super heavy haul, high-value customized, over-dimensional, commercial glass and high security cargo solutions. The Flatbed Solutions segment and Specialized Solutions segment generated approximately 41% and 59%, respectively, of revenue in 2017.

Since beginning operations in 2009, the Company has established a track record of growing its business both organically and through strategic and complementary acquisitions, having successfully completed the acquisition of more than 16 operating companies during such period. In 2017, the Company generated revenue of approximately $846 million, compared to $30 million in 2009 (its first year of operation), reflecting a CAGR of approximately 52%.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistic). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. Approximately 59% of 2017 freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 41% was derived from asset-light services.

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

On May 1, 2017, the Company acquired two leading open-deck specialized transportation companies: Schilli, headquartered in Remington, Indiana, and Big Freight, headquartered in Steinbach, Manitoba. On July 1, 2017, the Company acquired Steelman, headquartered in Springfield, Missouri. On September 1, 2017, the Company acquired R&R, based in Duenweg, Missouri.

On December 1, 2017, the Company acquired three transportation companies: Moore Freight Services, headquartered in Mascot, Tennessee; Roadmaster Group, headquartered in Phoenix, Arizona; and TSH & Co., headquartered in Nashville, Tennessee. On December 29, 2017, the Company acquired Belmont, based in Olympia, Washington.

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

Factors Affecting the Comparability of the Company’s Financial Results

Acquisitions

The comparability of the Company’s results of operations among the periods presented is impacted by the acquisitions listed below. Also, as a result of the below acquisitions, the Company’s historical results of operations may not be comparable or indicative of future results.

2017 Acquisitions:

•

Belmont Acquisition – Effective December 29, 2017, the Company acquired 100% of the outstanding equity interests of Belmont, based in Olympia, Washington as a dedicated glass hauler that will complement the Company’s existing glass hauling capabilities. Belmont was consolidated under the Company’s Smokey Point Distributing, which is part of the Company’s Specialized Solutions segment.

•

Moore Freight Services Acquisition – Effective December 1, 2017 the Company acquired 100% of the outstanding equity interests of Moore Freight Services to expand its capabilities as a commercial sheet glass carrier. Moore Freight Services is part of the Company’s Specialized Solutions segment.

•

Roadmaster Group Acquisition – Effective December 1, 2017 the Company acquired 100% of the outstanding equity interests of Roadmaster Group to expand its capabilities as a market leader in high security cargo. Roadmaster Group is part of the Company’s Specialized Solutions segment.

•

R&R Acquisition – Effective September 1, 2017, the Company acquired 100% of the outstanding stock of R&R, based in Duenweg, Missouri to expand its capabilities to include government and commercial arms, ammunitions and explosives. R&R is part of the Company’s Specialized Solutions segment.

•

Steelman Acquisition – Effective July 1, 2017, the Company acquired 100% of the outstanding stock of Steelman, based in Springfield, Missouri to expand its presence in the Midwestern United States and in both the power sports and heavy haul industries. Steelman is part of the Company’s Specialized Solutions segment.

•

Schilli Acquisition – Effective May 1, 2017, the Company acquired 100% of the outstanding stock of Schilli, based in Remington, Indiana to expand its presence in the Midwestern United States. Schilli is part of the Company’s Specialized Solutions segment.

•

Big Freight Acquisition - Effective May 1, 2017, the Company acquired 100% of the outstanding stock of Big Freight, based in Steinbach, Manitoba to expand its presence into Canada and the power sports industry. Big Fright is part of the Company’s Specialized Solutions segment.

We refer to these acquisitions collectively as the “Specialized Solutions Acquisitions.”

•

Tennessee Steel Haulers Acquisition – Effective December 1, 2017, the Company acquired 100% of the outstanding equity interests of TSH & Co. to expand its presence on the East Coast and in the Southeastern United States in both the steel and building materials industries. TSH & Co. is part of the Company’s Flatbed Solutions segment.

We refer to all 2017 acquisitions collectively as the “Recent Acquisitions.”

2015 Acquisitions:

•

Bulldog Acquisition – Effective as of July 1, 2015, the Company acquired all of the capital stock of Bulldog Hiway Express (Bulldog) to expand its presence in the Southeastern United States and in the automotive, port intermodal and power generation markets. Bulldog is part of the Company’s Specialized Solutions segment.

•

Hornady Acquisition – Effective as of August 1, 2015, the Company acquired all of the capital stock of Hornady Truck Line, Inc. and B.C. Hornady & Associates, Inc., collectively with Hornady Transportation, LLC, the wholly owned operating subsidiary of Hornady Truck Line, Inc., (Hornady) to expand its presence in the Eastern United States and in the building materials and steel markets. Hornady is part of the Company’s Flatbed Solutions segment.

We refer to all 2015 acquisitions collectively as the “2015 Acquisitions.”

We did not complete any acquisitions during 2016.

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

•

Public Company Expenses. The Company incurred, and will continue to incur, direct, incremental general and administrative expense as a result of being a publicly traded company, including, but not limited to, costs associated with annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental general and administrative expenses, which the Company’s management estimates will total approximately $0.5 million annually, are not included in the Company’s historical financial results of operations.

•

Transaction Costs. During the years ended December 31, 2017 and 2016, the Company expensed $2.0 million and $3.5 million, respectively, of transaction costs related to the Business Combination. There were no such expenses for the year ended December 31, 2015.

•

Deferred Financing Fees. During the first quarter of 2017, the Company expensed $3.9 million of unamortized deferred financing fees associated with debt refinanced in conjunction with the Business Combination. There were no such expenses for the years ended December 31, 2016 or 2015.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth items derived from the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Year Ended December 31,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$632,764	74.8	$517,861	79.5	$114,903	22.2
Brokerage	120,943	14.3	87,410	13.4	33,533	38.4
Logistics	22,074	2.6	—	*	22,074	*
Fuel surcharge	70,523	8.3	46,531	7.1	23,992	51.6
Total revenue	846,304	100.0	651,802	100.0	194,502	29.8

OPERATING EXPENSES:
Salaries, wages and employee benefits	249,996	29.5	197,789	30.3	52,207	26.4
Fuel	93,749	11.1	66,865	10.3	26,884	40.2
Operations and maintenance	118,390	14.0	96,100	14.7	22,290	23.2
Communications	2,145	0.3	1,618	0.2	527	32.6
Purchased freight	225,254	26.6	154,054	23.6	71,200	46.2
Administrative expenses	33,233	3.9	25,250	3.9	7,983	31.6
Sales and marketing	1,965	0.2	1,743	0.3	222	12.7
Taxes and licenses	11,055	1.3	9,222	1.4	1,833	19.9
Insurance and claims	23,962	2.8	19,114	2.9	4,848	25.4
Acquisition-related transaction expenses	3,377	0.4	25	*	3,352	*
Depreciation and amortization	76,863	9.1	67,500	10.4	9,363	13.9
Gain on disposition of revenue property and equipment	(700)	(0.1)	(116)	*	(584)	503.4
Impairment	—	*	2,005	0.3	(2,005)	(100.0)
Total operating expenses	839,289	99.2	641,169	98.4	198,120	30.9
Operating ratio	99.2%		98.4%
Adjusted operating ratio(1)	97.3%		95.6%
INCOME FROM OPERATIONS	7,015	0.8	10,633	1.6	(3,618)	(34.0)

Other (income) expense:
Interest income	(398)	*	(44)	*	(354)	*
Interest expense	29,556	3.5	23,124	3.5	6,432	27.8
Write-off of unamortized deferred financing fees	3,883	0.5	—	—	3,883	*
Other	(740)	*	(331)	(0.1)	(409)	123.6
Total other expense	32,301	3.8	22,749	3.5	9,552	42.0

Income (loss) before income taxes	(25,286)	(3.0)	(12,116)	(1.9)	(13,170)	108.7
Provision (benefit) for income taxes	(52,282)	(6.2)	163	*	(52,445)	(32,174.8)
Net income (loss)	$26,996	3.2	$(12,279)	(1.9)	$39,275	(319.9)

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the years ended December 31, 2017 and 2016 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the years ended December 31, 2017 and 2016.

FLATBED SOLUTIONS

	Year Ended December 31,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$276,592	78.1	$253,824	81.8	$22,768	9.0
Brokerage	40,882	11.5	29,745	9.6	11,137	37.4
Logistics	192	0.1	—	*	192	*
Fuel surcharge	36,440	10.3	26,871	8.7	9,569	35.6
Total revenue	354,106	100.0	310,440	100.0	43,666	14.1

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	96,860	27.4	93,818	30.2	3,042	3.2
Fuel	41,592	11.7	36,503	11.8	5,089	13.9
Operations and maintenance	36,524	10.3	32,845	10.6	3,679	11.2
Purchased freight	107,248	30.3	77,563	25.0	29,685	38.3
Depreciation and amortization	29,183	8.2	30,445	9.8	(1,262)	(4.1)
Other operating expenses	24,238	6.8	23,623	7.6	615	2.6
Total operating expenses	335,645	94.8	294,797	95.0	40,848	13.9
Operating ratio	94.8%		95.0%
Adjusted operating ratio(2)	93.8%		93.4%
INCOME FROM OPERATIONS	$18,461	5.2	$15,643	5.0	$2,818	18.0

OPERATING STATISTICS:
Total miles	152,956,123		149,284,755		3,671,368	2.5
Company-operated tractors, as of year-end	1,155		1,203		(48)	(4.0)
Owner-operated tractors, as of year-end	1,392		390		1,002	256.9
Number of trailers, as of year-end	4,573		2,943		1,630	55.4

Company-operated tractors, average for the year	1,156		1,182		(26)	(2.2)
Owner-operated tractors, average for the year	535		430		105	24.4

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the years ended December 31, 2017 and 2016 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the years ended December 31, 2017 and 2016.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$362,277	72.6	$268,121	77.5	$94,156	35.1
Brokerage	80,225	16.1	57,791	16.7	22,434	38.8
Logistics	21,940	4.4	—	*	21,940	*
Fuel surcharge	34,690	7.0	20,086	5.8	14,604	72.7
Total revenue	499,132	100.0	345,998	100.0	153,134	44.3

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	145,004	29.1	97,100	28.1	47,904	49.3
Fuel	52,157	10.4	30,362	8.8	21,795	71.8
Operations and maintenance	80,728	16.2	62,336	18.0	18,392	29.5
Purchased freight	124,905	25.0	81,126	23.4	43,779	54.0
Depreciation and amortization	47,531	9.5	36,899	10.7	10,632	28.8
Impairment	—	*	2,005	0.6	(2,005)	(100.0)
Other operating expenses	33,462	6.7	19,892	5.7	13,570	68.2
Total operating expenses	483,787	96.9	329,720	95.3	154,067	46.7
Operating ratio	96.9%		95.3%
Adjusted operating ratio(2)	95.1%		93.1%
INCOME FROM OPERATIONS	$15,345	3.1	$16,278	4.7	$(933)	(5.7)

OPERATING STATISTICS:
Total miles	137,793,272		97,704,619		40,088,653	41.0
Company-operated tractors, as of year-end	2,063		1,101		962	87.4
Owner-operated tractors, as of year-end	664		219		445	203.2
Number of trailers	6,664		3,404		3,260	95.8

Company-operated tractors, average for the year	1,488		1,097		391	35.6
Owner-operated tractors, average for the year	353		236		117	49.6

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 29.8% to $846.3 million for the year ended December 31, 2017 from $651.8 million for the year ended December 31, 2016, primarily as a result of the Recent Acquisitions. The change in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $40.5 million, or 6.2%, due to increases in fuel surcharge, brokerage and freight revenue. Fuel surcharge revenue, excluding the effect of the Recent Acquisitions, increased 29.8% to $60.4 million for the year ended December 31, 2017 from $46.5 million for the year ended December 31, 2016 due to higher fuel prices. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased 10.0% to $96.1 million for the year ended December 31, 2017 from $87.4 million for the year ended December 31, 2016 due to less capacity. Freight revenue, excluding the effect of the Recent Acquisitions, increased 3.5% to $535.8 million for the year ended December 31, 2017 from $517.9 million for the year ended December 31, 2016 due to higher rates.

The Company’s Flatbed Solutions segment’s revenue was $354.1 million for the year ended December 31, 2017 and $310.4 million for the year ended December 31, 2016, an increase of 14.1%, partially as a result of the TSH & Co. Acquisition. The increase in revenue, excluding the effect of the TSH & Co. Acquisition, was 8.8%, or $27.4 million. This increase was primarily the result of increases in rates and fuel surcharges, which produced increases of $12.4 million, or 4.9%, in freight revenue, and $7.9 million, or 29.6%, in fuel surcharge revenue. Additionally, brokerage revenues increased $7.1 million, or 23.8%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to less capacity.

The Company’s Specialized Solutions segment’s revenue was $499.1 million for the year ended December 31, 2017 and $346.0 million for the year ended December 31, 2016, an increase of 44.3%, primarily as a result of the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions, was $15.3 million, or 4.4%, primarily due to increases in fuel surcharges and rates. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions, increased 30.3% to $26.2 million for the year ended December 31, 2017 from $20.1 million for the same period in 2016. Freight revenue, excluding the effect of the Specialized Solutions Acquisitions, increased 2.8% for the year ended December 31, 2017 compared to the same period in 2016 and brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions, increased by 2.9% for the year ended December 31, 2017 compared to the same period in 2016.

In both segments, excluding the effects of acquisitions, the increase in fuel surcharge revenue was the result of increases in fuel prices which commenced in the fourth quarter of 2016 and continued through the end of 2017, with only a less than 1% decrease in fuel prices in the second quarter of 2017.

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

Salaries, wages and employee benefits expense increased 26.4% to $250.0 million for the year ended December 31, 2017 from $197.8 million for the year ended December 31, 2016, primarily as a result of the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 5.4%, or $10.7 million, and was primarily due to increased employee compensation, workers’ compensation premiums, and stock-based compensation, partially offset by a decrease in workers’ compensation claims.

The Company’s Flatbed Solutions segment had a $3.0 million, or 3.2%, increase in salaries, wages and employee benefits expense for the year ended December 31, 2017 compared to the year ended December 31, 2016, partially as a result of the TSH & Co. Acquisition, which resulted in a $1.3 million increase. Excluding the effect of the TSH & Co. Acquisition, salaries, wages and employee benefit expense increased 1.8%, or $1.7 million, primarily due to increased employee compensation, workers’ compensation premiums, and stock-based compensation, offset by decreases in workers’ compensation claims and employee benefits.

The Company’s Specialized Solutions segment had a $47.9 million, or 49.3%, increase in salaries, wages and employee benefits expense for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of the Specialized Solutions Acquisitions. This increase, excluding the effect of the Specialized Solutions Acquisitions, was 7.9%, or $7.7 million, and was primarily due to increased employee compensation, employee benefits, workers’ compensation premiums, and stock-based compensation.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased $26.8 million, or 40.2%, to $93.7 million for the year ended December 31, 2017 from $66.9 million for the year ended December 31, 2016. This increase was primarily a result of the Recent Acquisitions and higher fuel prices. Excluding the effect of the Recent Acquisitions, fuel expense increased 15.9% or $10.7 million. The United States national average diesel fuel price, as published by the United States Department of Energy, was $2.656 for the year ended December 31, 2017, compared to $2.304 for the year ended December 31, 2016, a 15.3% increase.

The Company’s Flatbed Solutions segment’s fuel expense increased 13.9% to $41.6 million for the year ended December 31, 2017 from $36.5 million for the year ended December 31, 2016 primarily as a result of higher fuel prices. The TSH & Co. Acquisition did not materially impact fuel expense for the year ended December 31, 2017.

The Company’s Specialized Solutions segment’s fuel expense increased 71.8% to $52.2 million for the year ended December 31, 2017 from $30.4 million for the year ended December 31, 2016, primarily as the result of the Specialized Solutions Acquisitions and higher fuel prices. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment increased 18.4% to $36.0 million as a result of higher fuel prices.

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

Operations and maintenance expense increased 23.2% to $118.4 million for the year ended December 31, 2017 from $96.1 million for the year ended December 31, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, operating and maintenance expense increased $6.8 million, or 7.1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of higher pilot car expenses for alternative energy projects and other over-dimension loads, increased tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased in 2017, increased tire replacements, offset by a decrease in in-house maintenance.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $3.7 million, or 11.2%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of increased tire replacements, road maintenance, securements, tolls, training and tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased in 2017. The TSH & Co. Acquisition accounted for only $0.3 million of the increase in operations and maintenance expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $18.4 million, or 29.5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense increased $3.2 million, or 5.1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of increased tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased in 2017 and higher pilot car expenses for alternative energy projects and other over-dimension loads, offset by decreases in in-house maintenance, road maintenance, and shop supplies costs.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 46.2% from $154.1 million during the year ended December 31, 2016 to $225.3 million during the year ended December 31, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 11.3% to $171.5 million for the year ended December 31, 2017. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 11.0% from $89.0 million during the year ended December 31, 2016 to $98.8 million during the year ended December 31, 2017, primarily as a result of increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 13.6% from $62.0 million during the year ended December 31, 2016 to $70.5 million during the year ended December 31, 2017, primarily as a result of the increase in rates on brokered loads.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 38.3% to $107.2 million for the year ended December 31, 2017 from $77.6 million for the year ended December 31, 2016, partially as a result of the TSH & Co. Acquisition, which resulted in a $13.3 million increase to purchased freight expense. Excluding the effect of the TSH & Co. Acquisition, the Company’s Flatbed Solutions segment’s purchased freight expense increased 21.1% to $93.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to increases in total loads requiring higher utilization of owner-operators and third party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators, excluding the TSH & Co. Acquisition, increased 15.2% to $66.0 million for the year ended December 31, 2017 from $57.3 million for the year ended December 31, 2016. Purchased freight expense from third-party capacity providers, excluding the TSH & Co. Acquisition, increased 41.4% from $17.8 million during the year ended December 31, 2016 to $25.1 million during the year ended December 31, 2017, primarily as a result of the increase in brokered loads in the Company’s Flatbed Solutions segment.

The Company’s Specialized Solutions segment’s purchased freight expense increased 54.0% to $124.9 million during the year ended December 31, 2017 from $81.1 million during the year ended December 31, 2016, as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 4.1% to $84.4 million for the year ended December 31, 2017. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions, increased 3.4% to $32.8 million for the year ended December 31, 2017 from $31.7 million for the year ended December 31, 2016. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 2.4% from $44.3 million during the year ended December 31, 2016 to $45.3 million during the year ended December 31, 2017, primarily as a result of increased in brokered loads in the Company’s Specialized Solutions segment.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment.

Depreciation and amortization expense increased 13.9% to $76.9 million during the year ended December 31, 2017 from $67.5 million during the year ended December 31, 2016, as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 5.4%, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

The Company’s Flatbed Solutions segment had a 4.1% decrease in depreciation and amortization expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Excluding the TSH & Co. Acquisition, depreciation and amortization expense during the year ended December 31, 2017 decreased 4.4% primarily as a result of a 4.0% reduction in company-owned tractors and a 3.0% reduction in trailers, respectively, as compared to the year ended December 31, 2016.

The Company’s Specialized Solutions segment had a 28.8% increase in depreciation and amortization expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of the Specialized Solutions Acquisitions. After adjusting for the effect of the Specialized Solutions Acquisitions, depreciation and amortization expense decreased 6.1% for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $9.2 million for the year ended December 31, 2016 to $11.1 million for the year ended December 31, 2017. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.3% for the year ended December 31, 2017 as compared to 1.4% for the year ended December 31, 2016.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 25.4% to $24.0 million during the year ended December 31, 2017 from $19.1 million during the year ended December 31, 2016, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims increased 2.8%, or $0.5 million. This increase can be primarily attributed to an increase in insurance premium rates, partially offset by a marginal decrease in total miles of 0.6% excluding miles from the Recent Acquisitions.

Impairment. During 2017, the Company had no charges relating to impairment of revenue equipment or goodwill. In 2016, certain long-lived assets in the Specialized Solutions segment were written down with a charge of $1.6 million due to a decline in market value on select tractors with defective diesel particulate filter systems. The charge was necessary to reduce the carrying value of this revenue equipment to the price expected to be received upon sale of the assets to a third party. Also in 2016, the carrying value of one subsidiary exceeded its estimated fair value. Accordingly, a non-cash, non-tax deductible goodwill impairment charge of $0.4 million was recognized during the fourth quarter of 2016.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 27.8% to $29.5 million during the year ended December 31, 2017 from $23.1 million during the year ended December 31, 2016. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2016 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Provision for income taxes decreased from $0.2 million for the year ended December 31, 2016 to a tax benefit of $52.3 million for the year ended December 31, 2017. The decrease is primarily the result of a one-time tax benefit due to the change in the Federal tax rate from 35% to 21% on net deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The effective tax rate was 206.8% for the year ended December 31, 2017, compared to (1.3)% for the year ended December 31, 2016. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems, transaction expenses and cumulative change in the state tax rate applied to the beginning net deferred tax liabilities balance.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth items derived from the Company’s consolidated statements of operations for the years ended December 31, 2016 and 2015 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Year Ended December 31,
	2016		2015		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$517,861	79.5	$506,582	74.6	$11,279	2.2
Brokerage	87,410	13.4	108,900	16.0	(21,490)	(19.7)
Fuel surcharge	46,531	7.1	63,363	9.3	(16,832)	(26.6)
Total revenue	651,802	100.0	678,845	100.0	(27,043)	(4.0)

OPERATING EXPENSES:
Salaries, wages and employee benefits	197,789	30.3	178,703	26.3	19,086	10.7
Fuel	66,865	10.3	70,296	10.4	(3,431)	(4.9)
Operations and maintenance	96,100	14.7	98,734	14.5	(2,634)	(2.7)
Communications	1,618	0.2	2,034	0.3	(416)	(20.5)
Purchased freight	154,054	23.6	181,985	26.8	(27,931)	(15.3)
Administrative expenses	25,250	3.9	21,710	3.2	3,540	16.3
Sales and marketing	1,743	0.3	2,911	0.4	(1,168)	(40.1)
Taxes and licenses	9,222	1.4	9,228	1.4	(6)	(0.1)
Insurance and claims	19,114	2.9	19,655	2.9	(541)	(2.8)
Acquisition-related transaction expenses	25	*	1,192	0.2	(1,167)	(97.9)
Depreciation and amortization	67,500	10.4	63,573	9.4	3,927	6.2
Gain on disposition of revenue property and equipment	(116)	*	(2,184)	(0.3)	2,068	(94.7)
Impairment	2,005	0.3	—	*	2,005	*
Total operating expenses	641,169	98.4	647,837	95.4	(6,668)	(1.0)
Operating ratio	98.4%		95.4%
Adjusted operating ratio(1)	95.6%		93.0%
INCOME FROM OPERATIONS	10,633	1.6	31,008	4.6	(20,375)	(65.7)

Other (income) expense:
Interest income	(44)	*	(69)	*	25	(36.2)
Interest expense	23,124	3.5	20,602	3.0	2,522	12.2
Other	(331)	(0.1)	(251)	*	(80)	31.9
Total other expense, net	22,749	3.5	20,282	3.0	2,467	12.2

Income (loss) before income taxes	(12,116)	(1.9)	10,726	1.6	(22,842)	(213.0)
Provision for income taxes	163	*	7,463	1.1	(7,300)	(97.8)
Net income (loss)	$(12,279)	(1.9)	$3,263	0.5	$(15,542)	(476.3)

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the years ended December 31, 2016 and 2015 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the years ended December 31, 2016 and 2015.

FLATBED SOLUTIONS

	Year Ended December 31,
	2016		2015		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$253,824	81.8	$241,741	78.9	$12,083	5.0
Brokerage	29,745	9.6	29,151	9.5	594	2.0
Fuel surcharge	26,871	8.7	35,428	11.6	(8,557)	(24.2)
Total revenue	310,440	100.0	306,320	100.0	4,120	1.3

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	93,818	30.2	87,936	28.7	5,882	6.7
Fuel	36,503	11.8	39,788	13.0	(3,285)	(8.3)
Operations and maintenance	32,845	10.6	29,288	9.6	3,557	12.1
Purchased freight	77,563	25.0	75,785	24.7	1,778	2.3
Depreciation and amortization	30,445	9.8	30,276	9.9	169	0.6
Other operating expenses	23,623	7.6	23,016	7.5	607	2.6
Total operating expenses	294,797	95.0	286,089	93.4	8,708	3.0
Operating ratio	95.0%		93.4%
Adjusted operating ratio(2)	93.4%		90.7%
INCOME FROM OPERATIONS	$15,643	5.0	$20,231	6.6	$(4,588)	(22.7)

OPERATING STATISTICS:
Total miles	149,284,755		136,945,193		12,339,562	9.0
Company-operated tractors, as of year-end	1,203		1,205		(2)	(0.2)
Owner-operated tractors, as of year-end	390		432		(42)	(9.7)
Number of trailers, as of year-end	2,943		2,920

Company-operated tractors, average for the year	1,182		1,120		62	5.5
Owner-operated tractors, average for the year	430		390		40	10.3

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the years ended December 31, 2016 and 2015 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the years ended December 31, 2016 and 2015.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2016		2015		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$268,121	77.5	$269,000	71.3	$(879)	(0.3)
Brokerage	57,791	16.7	79,866	21.2	(22,075)	(27.6)
Fuel surcharge	20,086	5.8	28,186	7.5	(8,100)	(28.7)
Total revenue	345,998	100.0	377,052	100.0	(31,054)	(8.2)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	97,100	28.1	88,892	23.6	8,208	9.2
Fuel	30,362	8.8	30,508	8.1	(146)	(0.5)
Operations and maintenance	62,336	18.0	68,833	18.3	(6,497)	(9.4)
Purchased freight	81,126	23.4	110,726	29.4	(29,600)	(26.7)
Depreciation and amortization	36,899	10.7	33,179	8.8	3,720	11.2
Impairment	2,005	0.6	—	*	2,005	*
Other operating expenses	19,892	5.7	21,760	5.8	(1,868)	(8.6)
Total operating expenses	329,720	95.3	353,898	93.9	(24,178)	(6.8)
Operating ratio	95.3%		93.9%
Adjusted operating ratio(2)	93.1%		91.9%
INCOME FROM OPERATIONS	$16,278	4.7	$23,154	6.1	$(6,876)	(29.7)

OPERATING STATISTICS:
Total miles	97,704,619		93,978,446		3,726,173	4.0
Company-operated tractors, as of year-end	1,101		1,062		39	3.7
Owner-operated tractors, as of year-end	219		270		(51)	(18.9)
Number of trailers	3,404		3,057		347	11.4

Company-operated tractors, average for the year	1,097		934		163	17.5
Owner-operated tractors, average for the year	236		310		(74)	(23.9)

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue decreased 4.0% to $651.8 million for the year ended December 31, 2016 from $678.8 million for the year ended December 31, 2015. The change in total revenue, excluding the effect of the 2015 Acquisitions, was a decrease of $68.9 million, or 10.2%, primarily due to a decrease in fuel surcharge. Fuel surcharges, excluding the effect of the 2015 Acquisitions, was a decrease of 30.3%. Freight revenue, excluding the effect of the 2015 Acquisitions, decreased 5.5% to $478.7 million for the year ended December 31, 2016 from $506.6 million for the year ended December 31, 2015 primarily due to a highly competitive freight market resulting in downward pressure on rates. Brokerage revenue, excluding the effect of the 2015 Acquisitions, decreased 20.1% to $87.0 million for the year ended December 31, 2016 from $108.9 million for the year ended December 31, 2015 primarily due to loads shifting to company tractors as the Company’s freight capacity increased.

The Company’s Flatbed Solutions segment’s revenue was $310.4 million for the year ended December 31, 2016 and $306.3 million for the year ended December 31, 2015, an increase of 1.3%. This increase is primarily a result of the Hornady Acquisition. The Company’s Flatbed Solutions segment’s total revenue, excluding the effect of the Hornady Acquisition, was $287.6 million for the year ended December 31, 2016, which was a decrease of 6.1%, or $18.7 million, as compared to $306.3 for the year ended December 31, 2015. This decrease was primarily a result of the $10.4 million, or 29.4%, decrease in fuel surcharge revenue (excluding the effect of the Hornady Acquisition on fuel surcharge revenue)

and the $8.9 million, or 3.7%, decrease in freight revenue (excluding the impact of the Hornady Acquisition on freight revenue).

The Company’s Specialized Solutions segment’s revenue was $346.0 million for the year ended December 31, 2016 and $377.1 million for the year ended December 31, 2015, a decrease of 8.2%. Excluding the effect of the Bulldog Acquisition, the Specialized Solutions segment’s total revenue was $326.9 million for the year ended December 31, 2016, which was a decrease of 13.3%, or $50.2 million. This decrease resulted from decreases of $8.6 million, or 30.5%, in fuel surcharge revenue, $19.1 million, or 7.1%, in freight revenues and $22.5 million, or 28.1%, in brokerage revenue (in each case, excluding the effect of the Bulldog Acquisition on revenues).

In both segments, excluding the effect of the Hornady Acquisition and the Bulldog Acquisition, as applicable, the decrease in fuel surcharge was the result of the continuing decline in fuel prices during most of 2016, and the decrease in freight revenue was primarily attributable to a highly competitive freight market resulting in downward pressure on rates.

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

Salaries, wages and employee benefits expense increased 10.7% to $197.8 million for the year ended December 31, 2016 from $178.7 million for the year ended December 31, 2015, primarily due to the increase in employees as a result of the 2015 Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the 2015 Acquisitions, was 1.9%, or $3.5 million, and is primarily due to increased compensation for drivers and driver support teams and healthcare benefit costs.

The Company’s Flatbed Solutions segment had a $5.9 million, or 6.7%, increase in salaries, wages and employee benefits expense for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of the increase in employees due to the Hornady Acquisition, which resulted in a $7.3 million increase. Excluding the effect of the Hornady Acquisition, salaries, wages and employee benefit expense decreased 1.6%, primarily due to a 5.1% decrease in the number of drivers, partially offset by a 0.8% increase in total miles in the Flatbed Solutions segment.

The Company’s Specialized Solutions segment had an $8.2 million, or 9.2%, increase in salaries, wages and employee benefits expense primarily as a result of the increase in employees as a result of the Bulldog Acquisition, which resulted in an $8.3 million increase. Excluding the effect of the Bulldog Acquisition, salaries, wages and employee benefits expense was comparable with a 0.1% decrease from the year ended December 31, 2015.

Fuel. Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with its equipment and the number of miles driven by its company drivers.

Total fuel expense decreased $3.4 million, or 4.9%, to $66.9 million for the year ended December 31, 2016 from $70.3 million for the year ended December 31, 2015. This decrease is primarily a result of lower fuel prices, partially offset by a 7.0% increase in total miles. The United States national average diesel fuel price, as published by the United States Department of Energy, was $2.304 for the year ended December 31, 2016, compared to $2.691 for the year ended December 31, 2015, a 14.4% decrease. Excluding the effects of the 2015 Acquisitions, total fuel expense decreased by 11.2%, primarily as a result of lower fuel prices. Fuel expense has also been positively impacted by improved efficiency from more fuel-efficient engines and driver training programs.

The Company’s Flatbed Solutions segment’s fuel expense decreased 8.3% to $36.5 million for the year ended December 31, 2016 from $39.8 million for the year ended December 31, 2015. Excluding the effect of the Hornady

Acquisition, fuel expense decreased 14.5% as a result of lower fuel prices, partially offset by an increase in total miles of 0.8%.

The Company’s Specialized Solutions segment’s fuel expense decreased 0.5% to $30.4 million for the year ended December 31, 2016 from $30.5 million for the year ended December 31, 2015. Excluding the effect of the Bulldog Acquisition, fuel expense decreased 6.8% as the result of lower fuel prices and a decrease in total miles of 1.5%.

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

Operations and maintenance expense decreased 2.7% to $96.1 million for the year ended December 31, 2016 from $98.7 million for the year ended December 31, 2015. Operations and maintenance expense decreased 7.7% after adjusting for the effect of the 2015 Acquisitions.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $3.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of the Hornady Acquisition, which accounted for $1.9 million of the increase. Excluding the effect of the Hornady Acquisition, this increase was primarily from tractor lease costs as the Company’s utilization of operating leases to finance tractor purchases increased in 2016.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $6.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Excluding the effect of the Bulldog Acquisition, operations and maintenance expense decreased $9.5 million, or 13.8%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily as a result of lower pilot car and maintenance costs due to a decrease in alternative energy project loads, which require a greater use of pilot cars than the Company’s other loads, in 2016 as compared to 2015.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased 15.3% from $182.0 million during the year ended December 31, 2015 to $154.1 million during the year ended December 31, 2016, primarily as a result of a decrease in alternative energy project loads, which are serviced by more owner-operators than the Company’s other loads, in 2016 as compared to 2015 combined with a shift to company drivers from third-party capacity providers. Excluding the effect of the 2015 Acquisitions on purchased freight expense, total purchased freight expense decreased 18.5% to $148.3 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Purchased freight expense from owner-operators decreased 16.1% from $99.7 million during the year ended December 31, 2015 to $83.7 million during the year ended December 31, 2016, excluding Hornady’s $5.4 million of purchased freight expense from owner-operators, primarily as a result of a decrease in total loads for alternative energy projects, which are serviced by more owner-operators than the Company’s other projects, combined with a decline in the number of owner-operators and a decrease in fuel charge reimbursements made to owner-operators as a result of lower fuel prices. Purchased freight expense from third-party capacity providers decreased 24.7% from $82.3 million during the year ended December 31, 2015 to $62.0 million, primarily as a result of the decrease in brokered loads due to more loads being shifted to company tractors as the Company’s capacity increased. The 2015 Acquisitions did not have a material effect on purchased freight expense from third-party capacity providers during the year ended December 31, 2016.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 2.3% to $77.6 million for the year ended December 31, 2016 from $75.8 million for the year ended December 31, 2015, primarily due to the Hornady Acquisition. Excluding the effect of the Hornady Acquisition on purchased freight expense, the Company’s Flatbed Solutions segment’s purchased freight expense decreased 4.7% to $72.2 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Purchased freight expense from owner-operators, excluding Hornady’s $5.4 million of purchased freight expense from owner-operators, decreased 3.0% to $52.0 for the year ended December 31, 2016 from $53.5 for the year ended December 31, 2015. Purchased freight expense from third-party capacity providers decreased 16.9% from $21.4 million during the year ended December 31, 2015 to $17.8 million during the year ended December 31, 2016, primarily as a result of the decrease in brokered loads due to more loads being shifted to company tractors as the Company’s capacity increased.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 26.7% to $81.1 million during the year ended December 31, 2016 from $110.7 million during the year ended December 31, 2015. Purchased freight expense from owner-operators decreased 31.3% from $46.2 million during the year ended December 31, 2015 to $31.7 million during the year ended December 31, 2016, primarily as a result of a decrease in total loads for alternative energy projects, which are serviced by more owner-operators than the Company’s other loads, combined with a decline in the number of owner-operators and a decrease in fuel charge reimbursements made to owner-operators as a result of lower fuel prices. Purchased freight expense from third-party capacity providers decreased 27.4% from $60.9 million during the year ended December 31, 2015 to $44.2 million during the year ended December 31, 2016 for the same reasons the Flatbed Solutions segment’s purchased freight expense from third-party capacity providers decreased over the same periods. The Bulldog Acquisition did not have a material effect on purchased freight expense during the year ended December 31, 2016.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment.

Depreciation and amortization expense increased 6.2% to $67.5 million during the year ended December 31, 2016 from $63.6 million during the year ended December 31, 2015, primarily as a result of the 2015 Acquisitions. After adjusting for the effect of the 2015 Acquisitions, depreciation and amortization expense decreased 3.1%, primarily as a result of a 1.6% reduction in company-owned tractors combined with an increasing shift in the utilization of operating leases to finance capital expenditures.

The Company’s Flatbed Solutions segment had a 0.6% increase in depreciation and amortization expense primarily as a result of the Hornady Acquisition. Excluding Hornady’s $3.1 million depreciation and amortization expense during the year ended December 31, 2016, depreciation and amortization expense decreased 9.6% primarily due to the increased use of operating leases to finance capital expenditures, which resulted in a 34.1% increase in tractor lease cost for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

The Company’s Specialized Solutions segment had an 11.2% increase in depreciation and amortization expense primarily as a result of the Bulldog Acquisition. Excluding Bulldog’s $2.8 million depreciation and amortization expense during the year ended December 31, 2016, depreciation and amortization expense increased 2.7% primarily as a result of an 11.3% increase in company-owned trailers partially offset by a 3.7% reduction in company-owned tractors.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license remained flat at $9.2 million during the years ended December 31, 2016 and 2015. As a percentage of revenue, operating taxes and license expense was 1.4% for the years ended December 31, 2016 and 2015. Excluding the impact of the 2015 Acquisitions, taxes and licenses expense decreased by $0.6 million, or 6.3%.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense decreased 2.8% to $19.1 million during the year ended December 31, 2016 from $19.7 million during the year ended December 31, 2015. Insurance and claims expense, excluding Bulldog’s and Hornady’s insurance and claims expense, was $18.3 million, a decrease of 7.1% as compared to the year ended December 31, 2015. This decrease can be primarily attributed to lower premiums on marginally lower total miles of 0.1%.

Impairment. In 2016, certain long-lived assets in the Specialized Solutions segment were written down with a charge of $1.6 million due to a decline in market value on select tractors with defective diesel particulate filter systems. The charge was necessary to reduce the carrying value of this revenue equipment to the price expected to be received upon sale of the assets to a third party. Also in 2016, the carrying value of one subsidiary exceeded its estimated fair value. Accordingly, a non-cash, non-tax deductible goodwill impairment charge of $0.4 million was recognized during the fourth quarter of 2016. During 2015, the Company had no charges relating to impairment of revenue equipment or goodwill.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 12.2% to $23.1 million during the year ended December 31, 2016 from $20.6 million during the year ended December 31, 2015. Excluding Bulldog’s and Hornady’s interest expense, interest expense increased 9.8%, or $2.0 million, which interest expense was primarily attributable to the borrowings the Company incurred to finance its acquisitions, prepayment penalties on equipment refinancing in August 2016 and additions of revenue equipment.

Income Tax. Provision for income taxes decreased from $7.5 million for the year ended December 31, 2015 to $0.2 million for the year ended December 31, 2016. The effective tax rate was (1.3)% for the year ended December 31, 2016, compared to 69.6% for the year ended December 31, 2015. The effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems, transaction expenses and cumulative change in the state tax rate applied to the beginning net deferred tax liabilities balance.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDAR and Free Cash Flow

Adjusted EBITDA, Adjusted EBITDAR and free cash flow are not recognized measures under GAAP. The Company uses these non-GAAP measures as supplements to its GAAP results in evaluating certain aspects of its business, as described below.

The Company defines Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) acquisition-related transaction expenses (including due diligence costs, legal, accounting and other advisory fees and costs, retention and severance payments and financing fees and expenses), (v) non-cash impairment, (vi) losses (gains) on sales of defective revenue equipment out of the normal replacement cycle, (vii) impairment related to defective revenue equipment sold out of the normal replacement cycle, (viii) initial public offering-related expenses (which offering Private Daseke withdrew at the end of 2015), (ix) expenses related to the Business Combination and related transactions, (x) non-cash stock and equity-compensation expense, and (xi) accounting charges resulting from accounting for the possible earn-out pursuant to the Business Combination. The Company defines Adjusted EBITDAR as Adjusted EBITDA plus tractor operating lease charges.

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

A reconciliation of Adjusted EBITDA, Adjusted EBITDAR and free cash flow to net income (loss) for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015

Net income (loss)	$26,996	$(12,279)	$3,263
Depreciation and amortization	76,863	67,500	63,573
Interest income	(398)	(44)	(69)
Interest expense	29,556	23,124	20,602
Write-off of unamortized deferred financing fees	3,883	—	—
Income tax provision (benefit)	(52,282)	163	7,463
Acquisition-related transaction expenses	3,377	296	1,192
Impairment	—	2,005	—
Stock-based compensation expense	1,875	—	—
Withdrawn initial public offering-related expenses	—	3,051	1,280
Net losses on sales of defective revenue equipment out of the normal replacement cycle	—	718	—
Impairment on sales of defective revenue equipment out of the normal replacement cycle	—	190	—
Expenses related to the Business Combination and related transactions	2,034	3,516	—
Tractor operating lease charges	16,865	12,937	8,957
Adjusted EBITDAR	$108,769	$101,177	$106,261
Less tractor operating lease charges	(16,865)	(12,937)	(8,957)
Adjusted EBITDA	$91,904	$88,240	$97,304
Net capital expenditures	(35,916)	(31,669)	(66,969)
Free cash flow	$55,988	$56,571	$30,335

Adjusted Operating Ratio

Adjusted operating ratio is not a recognized measure under GAAP. The Company uses adjusted operating ratio as a supplement to its GAAP results in evaluating certain aspects of its business, as described below. The Company defines adjusted operating ratio as (a) total operating expenses (i) less fuel surcharges, acquisition-related transaction expenses, non-cash impairment charges and initial public offering-related expenses (which offering Private Daseke withdrew at the end of 2015) and (ii) further adjusted for the net impact of the step-up in basis resulting from acquisitions (such as increased depreciation and amortization expense), as a percentage of (b) total revenue excluding fuel surcharge revenue.

The Company’s board of directors and executive management team view adjusted operating ratio, and its key drivers of revenue quality, growth, expense control and operating efficiency, as a very important measure of the Company’s performance. The Company believes fuel surcharge is often volatile and eliminating the impact of this source of revenue (by eliminating fuel surcharge from revenue and by netting fuel surcharge against fuel expense) affords a more consistent basis for comparing its results of operations between periods. The Company also believes excluding acquisition-related transaction expenses, additional depreciation and amortization expenses as a result of acquisitions, non-cash impairment and withdrawn initial public offering-related expenses enhances the comparability of its performance between periods.

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

A reconciliation of adjusted operating ratio to operating ratio for each of the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015

Total revenue	$846,304	$651,802	$678,845
Fuel surcharge	70,523	46,531	63,363
Operating revenue, net of fuel surcharge	$775,781	$605,271	$615,482

Total operating expenses	$839,289	$641,169	$647,837
Fuel surcharge	70,523	46,531	63,363
Acquisition-related transaction expenses	3,377	296	1,192
Impairment	—	2,005	—
Withdrawn initial public offering-related expenses	—	3,051	1,280
Expenses related to the Business Combination and related transactions	2,034	3,516	—
Net impact of step-up in basis of acquired assets	8,356	7,389	9,812
Adjusted operating expenses	$754,999	$578,381	$572,190

Operating ratio	99.2%	98.4%	95.4%
Adjusted operating ratio	97.3%	95.6%	93.0%

A reconciliation of the Company’s Flatbed Solutions segment’s adjusted operating ratio to operating ratio for the years ended December 31, 2017, 2016 and 2015 is as follows:

FLATBED SOLUTIONS

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015

Total revenue(1)	$354,106	$310,440	$306,320
Fuel surcharge	36,440	26,871	35,428
Operating revenue, net of fuel surcharge	$317,666	$283,569	$270,892

Total operating expenses(1)	$335,645	$294,797	$286,089
Fuel surcharge	36,440	26,871	35,428
Net impact of step-up in basis of acquired assets	1,091	3,169	4,952
Adjusted operating expenses	$298,114	$264,757	$245,709

Operating ratio	94.8%	95.0%	93.4%
Adjusted operating ratio	93.8%	93.4%	90.7%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A  reconciliation of the Company’s Specialized Solutions segment’s adjusted operating ratio to operating ratio for the years ended December 31, 2017, 2016 and 2015 is as follows:

SPECIALIZED SOLUTIONS

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015

Total revenue(1)	$499,132	$345,998	$377,052
Fuel surcharge	34,690	20,086	28,186
Operating revenue, net of fuel surcharge	$464,442	$325,912	$348,866

Total operating expenses(1)	$483,787	$329,720	$353,898
Fuel surcharge	34,690	20,086	28,186
Acquisition-related transaction expenses	—	—	171
Impairment	—	2,005	—
Net impact of step-up in basis of acquired assets	7,265	4,220	4,860
Adjusted operating expenses	$441,832	$303,409	$320,681

Operating ratio	96.9%	95.3%	93.9%
Adjusted operating ratio	95.1%	93.1%	91.9%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Liquidity and Capital Resources and Capital Requirements

Overview

The Company’s business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on its fleet and other assets, working capital changes, principal and interest payments on debt obligations, letters of credit to support insurance requirements and tax payments. The Company made net capital expenditures of approximately $35.9 million for 2017.

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facility. The Company had the following sources of liquidity available at December 31, 2017 and 2016.

	December 31,
(In thousands)	2017	2016

Cash	$90,679	$3,695
Availability under revolving line of credit	55,500	32,958
Total	$146,179	$36,653

Cash increased by $87.0 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase primarily resulted from proceeds of new debt financing and equities issued, net of debt repayments and share repurchases, in conjunction with the Business Combination. Net proceeds totaled $34.7 million. See Note 2 of Notes to Consolidated Financial Statements for more information. Additionally, on September 19, 2017, the Company raised $63.6 million from an offering of 5,675,967 shares of its common stock. See Note 12 of the Notes to the Consolidated Financial Statements for more information.

As of December 31, 2017, the Company has (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 9 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility, the ABL Facility, the Senior Term Loan and the Line of Credit.

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

Cash Flows

The Company’s summary statements of cash flows information for the years ended December 31, 2017, 2016 and 2015 are set forth in the table below:

	Year Ended December 31,
(In thousands)	2017	2016	2015

Net cash provided by operating activities	$45,764	$66,415	$85,084
Net cash provided by (used in) investing activities	$(293,853)	$1,798	$(4,152)
Net cash provided by (used in) financing activities	$335,141	$(69,404)	$(78,452)

Operating Activities. Cash provided by the Company’s operating activities consists of net income or loss adjusted for certain non-cash items, including depreciation and amortization, deferred interest, gain/loss on disposal of property and equipment, deferred income taxes, deferred gain and interest recognized on sales-type leases, stock-based compensation, bad debt expense and the effect of changes in working capital and other activities.

Cash provided by operating activities was $45.8 million during the year ended December 31, 2017 and consisted of $27.0 million of net income plus $29.3 million of non-cash items, consisting primarily of depreciation and amortization and impairment of equipment, less $10.5 million of net cash used by working capital and other activities. Cash used for working capital and other activities during the year ended December 31, 2017 primarily reflect a $15.3 million increase in accounts receivable and a $3.4 million increase in prepaid expenses and other current assets, offset by $5.8 million in payments received on sales-type leases and a $1.9 million increase in accounts payable and accrued expenses. Cash provided by operating activities was $66.4 million during the year ended December 31, 2016 and consisted of $12.3 million of net loss plus $71.3 million of non-cash items, consisting primarily of depreciation and amortization and impairment of equipment, plus $7.4 million of net cash provided by working capital and other activities. Cash used for working capital and other activities during the year ended December 31, 2016 primarily reflect an $8.7 million decrease in accounts receivable, $3.7 million in payments received on sales-type leases and a $6.4 million decrease in prepaid expenses and other assets, offset by a $10.9 million decrease in accounts payable and accrued expenses.

The $20.6 million decrease in cash provided by operating activities during the year ended December 31, 2017 as compared with the year ended December 31, 2016 was the result of a $42.0 million decrease of non-cash items, primarily from a one-time tax benefit due to the change in the Federal tax rate from 35% to 21% on net deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act in December 2017. Other factors for the decrease in cash provided by operating activities include the $10.5 million of net cash used by working capital and other activities during the year ended December 31, 2017 as compared to $7.4 million of net cash provided by working capital and other activities during the year ended December 31, 2016, offset by a $39.3 million increase in net income.

The $21.6 million decrease in cash provided by operating activities during the year ended December 31, 2016 as compared with the year ended December 31, 2015 was primarily the result of a $15.5 million decrease in net income and $7.1 million of net cash provided by working capital and other activities during the year ended December 31, 2016 as compared to $13.7 million of net cash provided by working capital and other activities during the year ended December 31, 2015.

Investing Activities. Cash used by investing activities increased $295.6 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to $279.8 million paid for the Recent Acquisitions, net of cash acquired. Excluding the Recent Acquisitions, cash used in investing activities increased $15.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to increases in net purchases of revenue equipment.

Cash provided by investing activities increased $6.0 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015, in part due to the Hornady Acquisition. Excluding Hornady’s impact on cash provided by investing activities, cash used in investing activities increased $3.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to fewer tractor purchases in the year ended December 31, 2016 as Daseke’s utilization of operating leases to finance tractor purchases increased.

Total net capital expenditures for the year ended December 31, 2017 and 2016 are shown below:

	Year Ended December 31,
(In thousands)	2017	2016

Revenue equipment (tractors, trailers and trailer accessories)	$16,884	$1,152
Buildings and building improvements	677	1,685
Other	2,231	1,271
Total cash capital expenditures	$19,792	$4,108
Less: Proceeds from sales of property and equipment	5,773	5,906
Net cash capital (proceeds) expenditures(1)	$14,019	$(1,798)

(1)

The Company also acquires property and revenue equipment with debt and capital lease obligations. For the years ended December 31, 2017 and 2016, the Company incurred $21.9 million and $33.5 million, respectively, of debt and capital lease obligations to acquire property and revenue equipment.

The following tables provide details on the cash and noncash components of gross capital expenditures for the Company’s reportable segments for the years ended December 31, 2017 and 2016 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Year Ended December 31, 2017
Cash flows from investing activities
Purchases of property and equipment	$3,609	$15,583	$600	$19,792
Proceeds from sale of property and equipment	(725)	(5,048)	—	(5,773)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	4,795	17,102	—	21,897
Gross capital expenditures	$7,679	$27,637	$600	$35,916

Year Ended December 31, 2016
Cash flows from investing activities
Purchases of property and equipment	$1,167	$2,726	$215	$4,108
Proceeds from sale of property and equipment	(3,068)	(2,838)	—	(5,906)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	15,371	18,096	—	33,467
Gross capital expenditures	$13,470	$17,984	$215	$31,669

Financing Activities. Cash flows from financing activities increased from $69.4 million used in financing activities for the year ended December 31, 2016 to $335.1 million provided by financing activities for the year ended December 31, 2017. This increase was primarily a result of a recapitalization and refinancing of outstanding long-term debt in conjunction with the Business Combination. The recapitalization included $64.6 million of proceeds upon issuance of common stock and $65.0 million of proceeds upon issuance of Series A Preferred Stock, partially offset by $36.2 million in repurchases of common stock. Cash inflows from the recapitalization and proceeds from a new $250.0 million term loan (discussed under Material Debt below) were utilized in part for repayments of $66.7 million in subordinated debt, principal repayments of $239.5 million in long-term debt and $19.2 million in financing fees. Excluding cash flows from the Business Combination, cash flows from financing activities included $2.3 million net repayments on the line of credit, $12.3 million from advances on long term debt, $100.0 million advance on the delayed draw term loan facility, $150.0 million from a tack-on loan to the term loan facility, $6.2 million Series A and Series B Preferred Stock dividends and proceeds of $63.6 million for the September 2017 issuance of common stock.

Net cash used in financing activities decreased $12.0 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decreased outflow was primarily a result of a decrease of $2.9 million in cash outflows of bank overdrafts due to timing of payments, $7.6 million increase in net borrowings under the revolving line of credit, $14.2 million increase in proceeds of long-term debt, primarily due to the real estate term loan refinancing, and $2.7 million decrease in related party debt payments due to the payoff of such debt in 2015, partially offset by $13.9 million of increases in principal payments on long-term debt incurred to finance the Bulldog Acquisition, the Hornady Acquisition and purchases of property and equipment.

Material Debt

Overview

As of December 31, 2017, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and capital lease agreements; and
•	bank mortgage secured by real estate

The amounts outstanding under such agreements and other debt instruments were as follows as of December 31, 2017 and 2016:

	December 31,
(In thousands)	2017	2016
Revolving line of credit	$4,561	$6,858
Term loan facility	498,462	—
PNC term loan	—	125,682
Real Estate Term Loan	—	13,772
Mortgages	3,669	11,636
Equipment term loans and capital leases	128,315	114,064

Main Street Loan	—	21,660
PCP Subordinated Notes	—	21,492
LST Subordinated Notes	—	22,000
Davenport Subordinated Note	—	1,000
Bulldog Subordinated Note	—	291

Total long-term debt and capital leases	635,007	338,455
Less: current portion	(43,056)	(52,665)
Long-term debt and capital leases, less current portion	$591,951	$285,790

On February 27, 2017, in conjunction with the Closing, the Company entered into the New Credit Facilities, a portion of the borrowings of which were used to pay off the Old PNC Term Loan, the Old Revolving Credit Facility, the Main Street Loan, the PCP Subordinated Notes, the LST Subordinated Notes, the Davenport Subordinated Note and the Bulldog Subordinated Note.

See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company’s material debt.

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. The Company had stand-by letters of credit in the amount of $13.7 million and $6.5 million at December 31, 2017 and 2016, respectively. The letters of credit provide collateral primarily for liability insurance claims. Also, the Company leases certain revenue equipment, terminals and office building facilities under non-cancelable operating leases. The Company’s rent expense under these leases for the years ended December 31, 2017, 2016 and 2015 were approximately $17.0 million, $16.0 million and $11.2 million, respectively.

At December 31, 2017, there were 17,520,329 shares of common stock issuable upon exercise of outstanding warrants.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2017:

	Payments Due By Period
	Less Than			More Than
(In thousands)	1 Year	1‑3 Years	3‑5 Years	5 Years	Total
Long-term debt obligations, including interest(1)	$78,032	$136,311	$86,936	$521,227	$822,506
Capital lease obligations(2)	2,516	2,667	879	275	6,337
Operating lease obligations(3)	25,407	32,975	13,148	15,121	86,651
Purchase obligations(4)	—	—	—	—	—
Total contractual obligations	$105,955	$171,953	$100,963	$536,623	$915,494

(1)

Includes interest obligations on long-term debt and excludes fees. For variable rate debt, the interest rate in effect as of December 31, 2017 was utilized. The table assumes long-term debt is held to maturity. As discussed above under “Material Debt—Overview,” certain of the Company’s long-term debt obligations were repaid, and the Company has entered into the New Credit Facilities in conjunction with the Closing on February 27, 2017.

(2)	Capital lease obligations relate primarily to revenue equipment.
(3)

Represents future monthly rental payment obligations, which include an interest element, under operating leases for tractors, trailers, facilities and real estate. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.

(4)	Represents purchase obligations for fuel.

Inflation

Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. The Company attempts to limit the effects of inflation through increases in freight rates, certain cost control efforts and limiting the effects of fuel prices through fuel surcharges and measures intended to reduce the consumption of fuel. Over the past three years, the effect of inflation has been minor.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. The Company’s tractor productivity decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments during winter. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets or adversely affect the business or financial condition of its customers, any of which could adversely affect results or make results more volatile.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires it to make estimates and assumptions that impact the amounts reported in its consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. The Company evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions.

The Company considers critical accounting policies to be those that require it to make more significant judgments and estimates when preparing financial statements. The Company’s critical accounting policies include the following:

Revenue Recognition

The Company recognizes revenue and related costs when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, the fee is fixed or determinable and collectability is probable. With respect to freight, brokerage, logistics and fuel surcharge revenue, these conditions are met, and the Company recognizes freight, brokerage and fuel surcharge revenue, upon delivery of a load and logistics revenue, as the services are provided.

The Company recognizes brokerage revenue on a gross basis, as opposed to a net basis, because it bears the risks and benefits associated with revenue-generating activities by, among other things, (1) acting as a principal in the transaction, (2) establishing prices, (3) managing all aspects of the shipping process, and (4) taking the risk of loss for collection, delivery and returns. Accordingly, all such revenue billed to customers is classified as brokerage revenue, and all corresponding payments to carriers for transportation services arranged by the Company in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased freight.

Goodwill and Intangible Assets

Goodwill and other intangible assets result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over amounts assigned is recorded as goodwill.

Goodwill is tested for impairment at least annually (or more frequently if impairment indicators arise) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance on goodwill. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using discounted expected future cash flows. The Company’s annual assessment is conducted as of October 1 of each year. Prior to 2017, the annual assessment was conducted as of November 1, but was changed during 2017 to better align with the Company’s reporting periods. The change in testing date does not delay, accelerate or avoid an impairment charge. The Company determined that it is impractical to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to October 1, 2017 without the use of hindsight. As such, the Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 1, 2017.

Other intangible assets recorded consist of indefinite lived trade names and definite lived non-competition agreements and customer relationships. These intangible assets are stated at estimated fair value at the time of acquisition less accumulated amortization. Amortization is recorded using the straight-line method over the following estimated useful lives: (i) non-competition agreements: two to five years, and (ii) customer relationships: 10 to 15 years. The Company evaluates its definite lived intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually applying a fair value based analysis in accordance with the authoritative accounting guidance for such assets.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax basis of assets and liabilities at the applicable enacted tax rates.

The Company adheres to the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740‑10, Income Taxes, relating to accounting for uncertain tax positions. The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Accrued Insurance and Claims

The Company uses a combination of purchased insurance and self-insurance programs and beginning in December 2017, with the acquisition of the Roadmaster Group (see Note 3 to the consolidated financial statements), a captive group insurance company. The insurance provides for the cost of vehicle liability, cargo loss, damage, general liability, property, workers’ compensation claims and employee medical benefits. Self-insurance accruals relate primarily to vehicle liability, cargo damage, workers’ compensation and employee medical claims.

The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not reported. The Company believes these methods are appropriate for measuring these highly judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

Stock-Based Compensation

Awards of equity instruments issued to employees and directors are accounted for under the fair value method of accounting and recognized in the consolidated statements of operations and comprehensive income (loss). Compensation cost is measured for all stock-based awards at fair value on the date of grant and recognized using the straight-line method over the service period over which the awards are expected to vest.

Fair value of all time-vested options as of the date of grant is estimated using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company does not have a sufficient history of exercise behavior, expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. The risk-free interest rate is based on the United States Treasury yield curve for the period of the expected term of the stock option. Expected volatility is calculated using an index of publicly traded peer companies.

Fair values of nonvested stock awards (restricted stock units) are equal to the market value of the common stock on the date of the award with compensation costs amortized over the vesting period of the award.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (ASU) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years beginning December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017, and applied prospectively. The Company adopted this pronouncement on October 1, 2017 as a part of the annual goodwill assessment and the adoption had no impact on the Company’s consolidated results of operations, financial condition, cash flows or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. ASU 2016-05 will become effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years. Early adoption is permitted. ASU 2016-15 requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities of lessees on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial condition and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments. Topic 606 supersedes all industry revenue guidance. The core principle of the guidance is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective).

To evaluate our current accounting processes, compared to the new standard, we completed an assessment of representative contracts from each of our revenue streams. Currently, we recognize revenue upon completion of transportation or other services. By nature, our services are short in duration, typically representing less than one week to completion. Under the new standard, we will recognize revenue over time as our customers simultaneously receive and consume the benefits of our services. Due to the short nature of our transactions, we have determined the differences between recognizing revenue upon completion and over time are minimal.

The adoption of this standard will not have a material impact on our financial position, results of operations or cash flows. There will be additions and modifications to our existing financial disclosures. While the overall revenue, systems and controls will be minimally impacted by the new standard, the underlying recognition methodology will change. Under adoption of Topic 606, revenue for services will be recognized over time as our customers simultaneously receive and consume the benefits of our services. The primary difference between the two recognition approaches for our business is the recognition of revenue for in-transit services at each reporting period. The Company adopted this guidance, utilizing the modified retrospective method, on January 1, 2018, which did not result in a transition adjustment to the opening balance of retained earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate exposure arising from the credit facility and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company managed interest rate exposure through an interest rate swap agreement in effect at December 31, 2016, with a total notional amount of $12.0 million (pay fixed — weighted average rate of 3.63% at December 31, 2016; receive LIBOR). In conjunction with the Business Combination, in February 2017, this interest rate swap was terminated. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $5.1 million. At December 31, 2016 and December 31, 2017, the Company had outstanding approximately $145.7 million and $509.4 million, respectively, of variable rate borrowings that were not subject to interest rate swaps.

The Company has commodity exposure with respect to fuel used in company-owned and leased tractors. Increases in fuel prices will raise the Company’s operating costs, even after applying fuel surcharge revenue. Historically, the Company has been able to recover a majority of fuel price increases from its customers in the form of fuel surcharges. The Company cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of fuel surcharge programs will impact it as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. The Company generally has not used derivative financial instruments to hedge its fuel price exposure in the past, but continues to evaluate this possibility.

Item 8. Financial Statements and Supplementary Data

The information called for by Item 8 is found in a separate section of this Form 10-K starting on pages F-1. See the “Index to Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed, without limitation, to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its officers and directors. The Company has filed copies of its code of ethics, its audit committee charter and its compensation committee charter as exhibits to the Company’s registration statement in connection with the initial public offering; these documents are also available on its website. You may review these documents by accessing our public filings at the SEC's web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to the Company.

Item 11. Executive Compensation

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)(1) Financial Statements

The financial statements included in Item 8. Financial Statements and Supplementary Data above are filed as part of this Form 10-K.

(2) Financial Statement Schedules

There are no financial statement schedules filed as part of this Form 10-K, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

(3) Exhibits:

Exhibit No.	Exhibit
2.1§†

Merger Agreement, dated as of December 22, 2016, by and among Hennessy Capital Acquisition Corp. II, HCAC Merger Sub, Inc., Daseke, Inc. and Don R. Daseke, solely in his capacity as the Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on December 29, 2016).

2.2§†

Purchase and Sale Agreement by and among Daseke, Inc., Daseke TRS LLC, and Thomas R. Schilli, dated May 1, 2017 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 9, 2017).

2.3*§†

Purchase and Sale Agreement, dated December 1, 2017, by and among Daseke, Inc., Daseke MFS LLC, Daniel R. Moore, Judith N. Moore, Randall K. Moore, Tiffani M. Swalley, John D. Moore and V. Jean Nichols.

2.4*§†	Purchase and Sale Agreement, dated December 1, 2017, by and among Daseke, Inc., Daseke RM LLC and Lyons Capital, LLC.

2.5*§†

Purchase and Sale Agreement, dated December 1, 2017, by and among Daseke, Inc., Daseke Companies, Inc., Daseke TSH LLC, Sidney T. Stanley 2007 Family Irrevocable Gift Trust, Sidney Stanley, Craig Stanley, Gregg Stanley, Sara Beth Sheehan, the Craig T. Stanley 2012 GST-Exempt Family Trust, Gregg F. Stanley 2012 GST-Exempt Family Trust and Sara Beth Sheehan 2012 GST-Exempt Family Trust.

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 (File No. 333-205152) filed by the registrant on June 22, 2015).

3.3

Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.1	Specimen stock certificate for the registrant’s common stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

Exhibit No.	Exhibit
4.2

Specimen stock certificate for the registrant’s 7.625% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.3	Specimen warrant certificate (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.4

Warrant Agreement, dated July 22, 2015, between Continental Stock Transfer & Trust Company and the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 28, 2015).

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

10.1

Term Loan Agreement, dated as of February 27, 2017, among the registrant, HCAC Merger Sub, Inc. (which merged with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.), as borrower, certain financial institutions from time to time party thereto, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, UBS Securities LLC, and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

Exhibit No.	Exhibit
10.2

Amendment No. 1 to Term Loan Agreement, dated as of August 16, 2017, among Daseke Companies, Inc., Daseke, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed by the registrant on Form 8-K on August 22, 2017).

10.3*

Incremental and Refinancing Amendment (Amendment No. 2 to the Term Loan Agreement), dated as of November 28, 2017, among the registrant, Daseke Companies, Inc. and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto.

10.4

Fifth Amended and Restated Revolving Credit and Security Agreement, dated February 27, 2017, among the registrant, HCAC Merger Sub, Inc. (which merged with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.) and certain of its subsidiaries party thereto, PNC Bank, National Association, as lender and agent, and certain financial institutions, as lenders, from time to time party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.5

First Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated August 31, 2017, by and among the registrant, Daseke Companies, Inc., and certain of its subsidiaries party thereto and PNC Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.6*

Second Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated November 28, 2017, by and among the registrant, Daseke Companies, Inc. and certain of its subsidiaries party thereto, PNC Bank, National Association, as agent, and the lenders party thereto.

10.7+

Employment Agreement, dated February 27, 2017, by and between the registrant and Don R. Daseke (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.8+

Employment Agreement, dated February 27, 2017, by and between the registrant and R. Scott Wheeler (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.9+

Employment Agreement, dated February 27, 2017, by and between the registrant and Angie J. Moss (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.10+

Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.11+	Daseke, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.12+

Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on May 26, 2017, effective as of February 27, 2017 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

Exhibit No.	Exhibit
10.13+	Daseke, Inc. 2017 Management Stock Ownership Program (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.14+

Daseke, Inc. 2017 Management Stock Ownership Program for Selected Management (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386).

10.15+	Daseke, Inc. 2017 Stock Ownership Program for Employees (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.16+

Daseke, Inc. 2017 Stock Ownership Program for Truck Driver Employees (incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.17+

Daseke, Inc. Form of Restricted Stock Unit Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.10 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.18+

Daseke, Inc. Form of Non-Qualified Stock Option Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.19+	Form of Restricted Stock Unit Award Agreement of the registrant (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.20+	Form of Non-Qualified Stock Option Award Agreement of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.21+

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.22

Voting and Support Agreement, dated as of December 22, 2016, by and among Daseke, Inc., Hennessy Capital Partners II LLC and the other initial stockholders of Hennessy Capital Acquisition Corp. II set forth therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on December 29, 2016).

10.23

Letter Agreement, dated as of December 22, 2016, by and among Hennessy Capital Acquisition Corp. II, Daseke, Inc., The Walden Group, Inc. Prudential Capital Partners IV, L.P., Prudential Capital Partners Management Fund IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P., Main Street Capital Corporation, Main Street Capital II, LP and Main Street Mezzanine Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on December 29, 2016).

10.24

Commitment Letter, dated as of December 22, 2016 by and among Hennessy Capital Acquisition Corp. II and Credit Suisse Securities (USA) LLC, Credit Suisse AG, Cayman Islands Branch, UBS AG, Stamford Branch and UBS Securities LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the registrant on December 29, 2016).

21.1*	List of subsidiaries.

Exhibit No.	Exhibit
23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
§

Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Daseke, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and attachments upon request by the United States Securities and Exchange Commission (the SEC); provided, however, that Daseke, Inc. may request confidential treatment pursuant to Rule 24b-2 (Rule 24b-2) of the Securities Exchange Act of 1934, as amended, for any schedules and attachments so furnished.

†	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DASEKE, INC.
(Registrant)

Date:	March 16, 2018	By:	/S/ R. Scott Wheeler
R. Scott Wheeler
Director, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 16, 2018, behalf of the registrant and in the capacities indicated.

/s/ Don R. Daseke	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Don R. Daseke

/s/ R. Scott Wheeler	Director, President and Chief Financial Officer (Principal Financial Officer)
R. Scott Wheeler

/s/ Angie J. Moss	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Angie J. Moss
/s/ Daniel J. Hennessy	Director
Daniel J. Hennessy
/s/ Brian Bonner	Director
Brian Bonner
/s/ Kevin M. Charlton	Director
Kevin M. Charlton
/s/ Ron Gafford	Director
Ron Gafford
/s/ Mark Sinclair	Director
Mark Sinclair
/s/ Jonathan Shepko	Director
Jonathan Shepko

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas

March 16, 2018

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$90,679	$3,695
Accounts receivable, net	127,368	54,177
Drivers’ advances and other receivables	4,792	2,632
Current portion of net investment in sales-type leases	10,979	3,516
Parts supplies	4,653	1,467
Income tax receivable	91	719
Prepaid and other current assets	28,149	13,504
Total current assets	266,711	79,710

Property and equipment, net	429,639	318,747
Intangible assets, net	93,120	71,653
Goodwill	302,702	89,035
Other long-term assets	33,496	11,090
Total assets	$1,125,668	$570,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,488	$5,954
Accrued expenses and other liabilities	25,876	16,104
Accrued payroll, benefits and related taxes	14,004	7,835
Accrued insurance and claims	12,644	9,840
Current portion of long-term debt	43,056	52,665
Total current liabilities	108,068	92,398

Line of credit	4,561	6,858
Long-term debt, net of current portion	569,740	208,372
Deferred tax liabilities	90,434	92,815
Other long-term liabilities	1,632	286
Subordinated debt	—	66,443
Total liabilities	774,435	467,172

Commitments and contingencies (Note 17)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65,000 at December 31, 2017	65,000	—
Series B convertible preferred stock, $0.01 par value; 75,000 shares authorized; 64,500 shares issued and outstanding at December 31, 2016	—	1
Common stock (par value $0.0001 per share); 250,000,000 shares authorized, 48,712,288 and 20,980,961 shares issued and outstanding at December 31, 2017 and 2016, respectively	5	2
Additional paid-in-capital	277,931	117,806
Retained earnings (accumulated deficit)	7,338	(14,694)
Accumulated other comprehensive income (loss)	959	(52)
Total stockholders’ equity	351,233	103,063
Total liabilities and stockholders’ equity	$1,125,668	$570,235

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Freight	$632,764	$517,861	$506,582
Brokerage	120,943	87,410	108,900
Logistics	22,074	—	—
Fuel surcharge	70,523	46,531	63,363
Total revenue	846,304	651,802	678,845

Operating expenses:
Salaries, wages and employee benefits	249,996	197,789	178,703
Fuel	93,749	66,865	70,296
Operations and maintenance	118,390	96,100	98,734
Communications	2,145	1,618	2,034
Purchased freight	225,254	154,054	181,985
Administrative expenses	33,233	25,250	21,710
Sales and marketing	1,965	1,743	2,911
Taxes and licenses	11,055	9,222	9,228
Insurance and claims	23,962	19,114	19,655
Acquisition-related transaction expenses	3,377	25	1,192
Depreciation and amortization	76,863	67,500	63,573
Gain on disposition of revenue property and equipment	(700)	(116)	(2,184)
Impairment	—	2,005	—
Total operating expenses	839,289	641,169	647,837
Income from operations	7,015	10,633	31,008

Other expense (income):
Interest income	(398)	(44)	(69)
Interest expense	29,556	23,124	20,602
Write-off of unamortized deferred financing fees	3,883	—	—
Other	(740)	(331)	(251)
Total other expense	32,301	22,749	20,282

Income (loss) before provision (benefit) for income taxes	(25,286)	(12,116)	10,726
Provision (benefit) for income taxes	(52,282)	163	7,463
Net income (loss)	26,996	(12,279)	3,263

Other comprehensive income:
Unrealized income on interest rate swaps	52	62	33
Foreign currency translation adjustments, net of $517 tax expense	959	—	—
Comprehensive income (loss)	28,007	(12,217)	3,296

Net income (loss)	26,996	(12,279)	3,263
Less dividends to Series A convertible preferred stockholders	(4,158)	—	—
Less dividends to Series B convertible preferred stockholders	(806)	(4,770)	(4,736)
Net income (loss) attributable to common stockholders	$22,032	$(17,049)	$(1,473)

Net income (loss) per common share:
Basic	$0.59	$(0.81)	$(0.07)
Diluted	$0.56	$(0.81)	$(0.07)
Weighted-average common shares outstanding:
Basic	37,592,549	20,980,961	20,980,961
Diluted	39,593,701	20,980,961	20,980,961

Dividends declared per Series A convertible preferred share	$6.40	$—	$—
Dividends declared per Series B convertible preferred share	$12.50	$18.75	$75.00

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share data)

	Series A Convertible		Series B Convertible					Retained	Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Earnings	Other
				Par		Par	Additional	(Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Shares	Value	Paid- In Capital	Deficit)	Income (Loss)	Total
Balance, January 1, 2015 as previously reported	—	$—	54,800	$1	145,495	$1	$103,432	$3,828	$(147)	$107,115
Effect of reverse acquisition	—	—	—	—	20,835,466	1	(1)	—	—	—
Balance at January 1, 2015	—	—	54,800	1	20,980,961	2	103,431	3,828	(147)	107,115
Issuance of series B convertible preferred stock	—	—	9,700	—	—	—	14,375	—	—	14,375
Unrealized gain on interest rate swaps	—	—	—	—	—	—	—	—	33	33
Series B convertible preferred stock dividend	—	—	—	—	—	—	—	(4,736)	—	(4,736)
Net income	—	—	—	—	—	—	—	3,263	—	3,263
Balance at December 31, 2015	—	—	64,500	1	20,980,961	2	117,806	2,355	(114)	120,050
Unrealized gain on interest rate swaps	—	—	—	—	—	—	—	—	62	62
Series B convertible preferred stock dividend	—	—	—	—	—	—	—	(4,770)	—	(4,770)
Net loss	—	—	—	—	—	—	—	(12,279)	—	(12,279)
Balance at December 31, 2016	—	—	64,500	1	20,980,961	2	117,806	(14,694)	(52)	103,063
Income on interest rate swaps	—	—	—	—	—	—	—	—	52	52
Series B convertible preferred stock dividend	—	—	—	—	—	—	—	(806)	—	(806)
Repurchase of common shares	—	—	—	—	(3,616,781)	(1)	(36,167)	—	—	(36,168)
Conversion of Series B convertible preferred stock to common shares	—	—	(64,500)	(1)	9,301,150	1	—	—	—	—
Shares assumed by legal acquirer	—	—	—	—	11,050,630	1	83,639	—	—	83,640
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(19,063)	—	—	(19,063)
Issuance of Series A convertible preferred stock	650,000	65,000	—	—	—	—	—	—	—	65,000
Issuance of common stock	—	—	—	—	10,996,328	2	127,301	—	—	127,303
Effect of reverse acquisition on deferred taxes	—	—	—	—	—	—	2,540	—	—	2,540
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(4,158)	—	(4,158)
Stock-based compensation expense	—	—	—	—	—	—	1,875	—	—	1,875
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	959	959
Net income	—	—	—	—	—	—	—	26,996	—	26,996
Balance at December 31, 2017	650,000	$65,000	—	$—	48,712,288	$5	$277,931	$7,338	$959	$351,233

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$26,996	$(12,279)	$3,263
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	70,168	61,499	58,407
Amortization of intangible assets	6,695	6,001	5,166
Amortization of deferred financing fees	1,777	1,347	1,456
Write-off of deferred financing fees	3,883	—	—
Stock-based compensation expense	1,875	—	—
Deferred taxes	(53,394)	(349)	7,007
Bad debt expense	235	612	328
Non-cash interest expense	92	1,078	1,049
Gain on disposition of property and equipment	(699)	(116)	(2,184)
Deferred gain recognized on sales-type leases	(1,362)	(751)	(467)
Impairment	—	2,005	—
Changes in operating assets and liabilities
Accounts receivable	(15,294)	8,660	6,837
Drivers’ advances and other receivables	519	(405)	727
Payments received on sales-type leases	5,761	3,653	2,191
Prepaid and other current assets	(3,437)	6,352	(1,757)
Accounts payable	283	(1,034)	(5,139)
Accrued expenses and other liabilities	1,666	(9,858)	8,200
Net cash provided by operating activities	45,764	66,415	85,084

Cash flows from investing activities
Purchase of property and equipment	(19,792)	(4,108)	(6,431)
Proceeds from sale of property and equipment	5,773	5,906	2,215
Cash paid in acquisitions, net of cash acquired	(279,834)	—	64
Net cash provided by (used in) investing activities	(293,853)	1,798	(4,152)

Cash flows from financing activities:
Advances on line of credit	754,635	702,846	671,070
Repayments on line of credit	(756,932)	(706,724)	(682,516)
Advances on long-term debt	12,301	—	—
Principal payments on and payoff of long-term debt	(239,506)	(72,987)	(59,087)
Proceeds from Term Loan Facility	500,000	—	—
Proceeds from long-term debt	—	14,188	—
Payments on related party debt	—	—	(2,700)
Deferred financing fees	(19,193)	(1,889)	(1,607)
Pay off of subordinated debt	(66,715)	—	—
Issuance of Series B Convertible Preferred Stock	—	—	875
Issuance of common stock	127,893	—	—
Repurchase of common stock	(36,168)	—	—
Issuance of Series A convertible preferred stock	65,000	—	—
Series A convertible preferred stock dividends	(4,158)	—	—
Series B convertible preferred stock dividends	(2,016)	(4,838)	(4,487)
Net cash provided by (used in) financing activities	335,141	(69,404)	(78,452)

Effect of exchange rates on cash and cash equivalents	(68)	—	—

Net increase (decrease) in cash and cash equivalents	86,984	(1,191)	2,480
Cash and cash equivalents – beginning of year	3,695	4,886	2,406
Cash and cash equivalents – end of year	$90,679	$3,695	$4,886

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information
Cash paid for interest	$28,676	$20,523	$16,583
Cash paid for income taxes	$1,078	$1,010	$892

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	$21,897	$33,467	$62,753
Property and equipment sold for notes receivable	$555	$452	$237
Property and equipment transferred to sales-type lease	$7,053	$6,240	$8,232
Assets held for sale returned to property and equipment	$—	$351	$—
Sales-type lease returns to property and equipment	$818	$1,830	$807
Sales-type lease assets acquired with debt or capital lease obligations	$4	$538	$3,186
Sales-type lease assets sold for notes receivable	$28,405	$20,934	$15,437
Sales-type lease returns to sales-type lease assets	$19,720	$16,784	$8,282
Transfer between Senior Term Loan and line of credit	$—	$—	$9,993
Preferred Series B convertible preferred stock issued for acquisitions	$—	$—	$13,500
Issuance of seller subordinated notes	$—	$—	$3,000
Common stock issued in acquisitions	$63,987	$—	$—
Acquisitions financed with Senior Term Loan and line of credit	$—	$—	$48,000
Accrued series B convertible preferred dividends	$—	$1,209	$1,277
BHE Subordinated Notes forgiven to fund pension plan liability	$—	$1,709	$—

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

Daseke, Inc. was formed in December 2008 and began operations on January 1, 2009. Daseke is engaged in full service open-deck trucking that specializes primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation and various state regulatory authorities. Additionally, due to the recent acquisitions (see Note 3), the Company is also subject to regulations by the Department of Defense and the Department of Energy.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company grants credit to its customers for substantially all of its sales. Accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. The Company establishes an allowance for doubtful accounts based on a periodic review of its outstanding receivables and consideration of historical experience. Accounts receivable are written off when deemed uncollectible and recoveries of trade accounts receivable previously written off are recorded as income when received. Accounts receivable are unsecured and the Company does not charge interest on outstanding receivables.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$321	$82
Provision, charged to expense	235	612
Write-off, less recoveries	(344)	(373)
Ending balance	$212	$321

Cash and Cash Equivalents

Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. The Company has a money market account as of December 31, 2017 and there were no cash equivalents at December 31, 2016.

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

Parts Supplies

Parts supplies consists of parts, replacement tires, and miscellaneous supplies and are valued at the lower of cost or market with cost determined principally on the first-in, first out method. Tires on new revenue equipment are capitalized as a component of the related equipment cost when the tractor or trailer is placed in service. Replacement tires are expensed when placed on the tractor or trailer.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, and are depreciated to estimated salvage value using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and building improvements	10 – 40 years
Leasehold improvements	5 – 20 years
Revenue equipment – tractors, trailers and accessories	5 – 15 years
Vehicles	5 – 7 years
Furniture and fixtures	5 – 7 years
Office and computer equipment	3 – 5 years

The Company periodically evaluates the carrying value of long-lived assets for recoverability. The carrying value of a long-lived asset is considered impaired if its future undiscounted cash flows is less than its carrying value.

In 2016, the carrying value of assets held for sale, consisting primarily of tractors, was reduced by $1.6 million due to a change in the estimated fair value less costs to sell. This adjustment to fair value is included in impairment on the consolidated statements of operations and comprehensive income (loss).

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Goodwill and other intangible assets result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over amounts assigned is recorded as goodwill.

Goodwill is tested for impairment at least annually (or more frequently if impairment indicators arise) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance on goodwill. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using discounted expected future cash flows. The Company’s annual assessment is conducted as of October 1 of each year. Prior to 2017, the annual assessment was conducted as of November 1, but was changed during 2017 to better align with the Company’s reporting periods. The change in testing date does not delay, accelerate or avoid an impairment charge. The Company determined that it is impractical to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to October 1, 2017 without the use of hindsight. As such, the Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 1, 2017.

In 2016, the carrying value of one subsidiary exceeded its estimated fair value. Accordingly, a non-cash, non-tax deductible goodwill impairment charge of $0.4 million was recognized during the three months ended December 31, 2016 and is included in impairment on the consolidated statements of operations and comprehensive income (loss). There was no goodwill impairment identified for the years ended December 31, 2017 or 2015.

Other intangible assets recorded consist of indefinite lived trade names and definite lived non-competition agreements and customer relationships. These intangible assets are stated at estimated fair value at the time of acquisition less accumulated amortization. Amortization is recorded using the straight-line method over the following estimated useful lives:

Customer relationships	10 – 15 years
Non-competition agreements	2 – 5 years

The Company evaluates its definite lived intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually applying a fair value based analysis in accordance with the authoritative accounting guidance for such assets. No indicators of impairment were identified for the years ended December 31, 2017, 2016 and 2015.

Revenue and Expense Recognition

The Company recognizes revenue and related costs when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, the fee is fixed or determinable and collectability is probable. With respect to freight, brokerage, logistics and fuel surcharge revenue, these conditions are met, and the Company recognizes freight, brokerage and fuel surcharge revenue, upon delivery of a load and logistics revenue, as the services are provided.

The Company recognizes brokerage revenue on a gross basis, as opposed to a net basis, because it bears the risks and benefits associated with revenue-generating activities by, among other things, (1) acting as a principal in the transaction, (2) establishing prices, (3) managing all aspects of the shipping process, and (4) taking the risk of loss for collection, delivery and returns. Accordingly, all such revenue billed to customers is classified as brokerage revenue, and all corresponding payments to carriers for transportation services arranged by the Company in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased freight.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are expensed as incurred and were insignificant for the years ended December 31, 2017, 2016 and 2015.

Sales Taxes

Taxes collected from customers and remitted to governmental authorities are presented in revenues in the consolidated statements of operations and comprehensive income (loss) on a net basis.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax basis of assets and liabilities at the applicable enacted tax rates.

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense within the statements of operations and comprehensive income (loss). The Company had no uncertain tax positions as of December 31, 2017 and 2016. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2014. The Company is no longer subject to state income tax examinations by tax authorities for years before 2013.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable. One customer represented approximately 13% of trade accounts receivable as of December 31, 2016, however no customer represented greater than 7% of trade accounts receivable as of December 31, 2017. No customer represented 10% or more of total revenue for the years ended December 31, 2017, 2016 and 2015.

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight line method, which approximates the effective interest rate method, over the terms of the obligations. As of December 31, 2017 and 2016, the balance of deferred finance charges was $17.7 million and $4.1 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense for the years ended December 31, 2017, 2016 and 2015 totaled $5.7 million, $1.3 million and $1.5 million, respectively, which is included in interest expense. In February 2017, in conjunction with new term loan financing, as amended, discussed in Note 9, the Company incurred deferred financing costs of $14.2 million and an additional $4.8 million in November 2017 related to the tack-on loan. Unamortized deferred financing fees totaling $3.9 million were expensed as a result of the new term loan financing.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value framework are as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

A financial asset or liability’s classification within the framework is determined based on the lowest level of input that is significant to the fair value measurement.

The fair value of the Company’s interest rate swaps is determined using cash flow computer models with unobservable inputs, therefore the liability for interest rate swaps is classified within Level 3 of the fair value framework. In conjunction with the Business Combination discussed in Note 2, the Company’s lone interest rate swap was terminated. At December 31, 2016, the fair value of this liability was $51,871 and is classified in accrued expenses and other liabilities on the consolidated balance sheets. The tables below are a summary of the changes in the fair value of this liability for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Balance, beginning of year	$(52)	$(124)
Change in fair value	52	72
Balance, end of year	$—	$(52)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, interest rate swaps, the line of credit and long-term debt. The carrying value of these financial instruments approximates fair value based on the liquidity of these financial instruments, their short-term nature or variable interest rates.

Stock-Based Compensation

Awards of equity instruments issued to employees and directors are accounted for under the fair value method of accounting and recognized in the consolidated statements of operations and comprehensive income (loss). Compensation cost is measured for all stock-based awards at fair value on the date of grant and recognized using the straight-line method over the service period over which the awards are expected to vest.

Fair value of all time-vested options as of the date of grant is estimated using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company does not have a sufficient history of exercise behavior, expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. The risk-free interest rate is based on the United States Treasury yield curve for the period of the expected term of the stock option. Expected volatility is calculated using an index of publicly traded peer companies.

Fair values of nonvested stock awards (restricted stock units) are equal to the market value of the common stock on the date of the award with compensation costs amortized over the vesting period of the award.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Insurance and Claims

The Company uses a combination of purchased insurance and self-insurance programs and beginning in December 2017, with the acquisition of the Roadmaster Group (see Note 3), a captive group insurance company. The insurance provides for the cost of vehicle liability, cargo loss, damage, general liability, property, workers’ compensation claims and employee medical benefits. Self-insurance accruals relate primarily to vehicle liability, cargo damage, workers’ compensation and employee medical claims.

The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not reported. The Company believes these methods are appropriate for measuring these highly judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has 15 operating segments as of December 31, 2017 and eight operating segments as of December 31, 2016 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

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

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants in connection with equity offerings in accordance with the provisions of the Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). See Note 12 for additional details on the common stock purchase warrants.

The Company assessed the classification of its common stock purchase warrants and determined that such instruments meet the criteria for equity classification at the time of issuance.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Gains and Losses

The local currency is the functional currency for the Company’s operations in Canada. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into United States dollars are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) until a partial or complete liquidation of the Company’s net investment in the foreign operation.

From time to time, the Company’s foreign operations may enter into transactions that are denominated in a currency other than their functional currency (United States dollars). These transactions are initially recorded in the functional currency of the operating company based on the applicable exchange rate in effect on the date of the transaction. Monthly, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the remeasurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded in the consolidated statements of operations of the foreign operating company as a component of foreign exchange gain or loss.

Assets Held for Sale

Assets held for sale is comprised of revenue equipment in our lease purchase program and is recorded as a component of prepaid and other current assets on the consolidated balance sheets. Assets held for sale at December 31, 2017 and 2016, totaled $9.9 million and $4.6 million, respectively. Assets held for sale totaled $7.0 million and $4.6 million for the Flatbed Solutions segment for the years ended December 31, 2017 and 2016, respectively. Assets held for sale totaled $2.9 million for the Specialized Solutions segment for the year ended December 31, 2017.

Assets held for sale are not subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. The Company expects to sell these assets in its lease purchase program within twelve months of being classified as assets held for sale. Any gains (losses) from the sale of these assets is recognized as a deferred gain in the consolidated statement of cash flows.

New Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years beginning December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017, and applied prospectively. The Company adopted this pronouncement on October 1, 2017 as a part of the annual goodwill assessment and the adoption had no impact on the Company’s consolidated results of operations, financial condition, cash flows or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. ASU 2016-05 will become effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years. Early adoption is permitted. ASU 2016-15 requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments. Topic 606 supersedes all industry revenue guidance. The core principle of the guidance is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective).

To evaluate our current accounting processes, compared to the new standard, we completed an assessment of representative contracts from each of our revenue streams. Currently, we recognize revenue upon completion of transportation or other services. By nature, our services are short in duration, typically representing less than one week to completion. Under the new standard, we will recognize revenue over time as our customers simultaneously receive and consume the benefits of

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our services. Due to the short nature of our transactions, we have determined the differences between recognizing revenue upon completion and over time are minimal.

The adoption of this standard will not have a material impact on our financial position, results of operations or cash flows. There will be additions and modifications to our existing financial disclosures. While the overall revenue, systems and controls will be minimally impacted by the new standard, the underlying recognition methodology will change. Under adoption of Topic 606, revenue for services will be recognized over time as our customers simultaneously receive and consume the benefits of our services. The primary difference between the two recognition approaches for our business is the recognition of revenue for in-transit services at each reporting period. The Company adopted this guidance, utilizing the modified retrospective method, on January 1, 2018, which did not result in a transition adjustment to the opening balance of retained earnings.

NOTE 2 –BUSINESS COMBINATION

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITIONS

The Company is a leading consolidator of the open-deck freight market in North America. From its inception in late 2008, the Company has successfully acquired more than 16 open-deck trucking companies. Negotiations and discussions with potential targets are an integral part of the Company’s operations, and the Company may be in varying stages of the acquisition process, from infancy to very mature, at any point in time. To date, the primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve, resulting in recognized goodwill.

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the Company’s recent acquisitions (in thousands):

(all amounts in United States dollars)
				Tennessee
		Moore	Roadmaster	Steel
	Belmont	Freight	Group	Haulers	R&R	Steelman	Schilli	Big Freight
Accounts receivable	$240	$4,458	$9,806	$20,207	$5,129	$4,383	$8,616	$4,914
Parts supplies	—	312	231	—	149	90	1,681	212
Prepaid and other current assets	107	301	1,097	5,870	1,515	2,294	3,786	287
Property and equipment	1,548	21,978	36,854	8,705	16,887	11,100	41,423	11,492
Goodwill & Intangibles	3,527	36,477	75,203	59,206	26,686	14,708	14,992	10,925
Other long-term assets	—	114	670	19,049	156	5,013	915	121
Deferred tax liabilities	(645)	(2,646)	(10,666)	(7,496)	(8,922)	(3,151)	(16,157)	(3,868)
Accounts payable and other liabilities	(243)	(1,997)	(26,764)	(13,894)	(3,362)	(15,612)	(27,896)	(6,294)
Total	$4,534	$58,997	$86,431	$91,647	$38,238	$18,825	$27,360	$17,789

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed at estimated fair values as of the acquisition date, which were based, in part, upon outside preliminary appraisals for certain assets and subject to change when additional information concerning final asset and liability values is obtained.

The Company has not completed its assessments of the fair value of purchased intangible assets for the Belmont, Moore Freight Service, Roadmaster Group and Tennessee Steel Haulers acquisitions, and no value has been allocated to them at this time. The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill, however none of purchase price allocations for the above acquisitions are considered final as of December 31, 2017.

Belmont

On December 29, 2017 the Company acquired 100% of the outstanding equity interests of Belmont Enterprises, Inc. (Belmont) based in Olympia, Washington. Total consideration paid was $4.6 million in cash funded through the Company’s line of credit under the ABL Facility. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Transaction expenses incurred in the acquisition, which are not deductible for tax purposes, were immaterial.

Moore Freight Services

On December 1, 2017 the Company acquired 100% of the outstanding equity interests of: (1) Moore Freight Service, Inc., (2) RT & L, LLC, (3) JD and Partners, LLC, (4) TM Transport and Leasing, LLC, and (5) Rand, LLC collectively (Moore Freight Services) based in Knoxville, Tennessee. Total consideration paid was $59.1 million, consisting of $35.1 million in cash and 145,129 shares of Daseke common stock valued at $1.8 million and $22.2 million of long-term debt repaid by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Roadmaster Group

On December 1, 2017 the Company acquired 100% of the outstanding equity interests of Roadmaster Group, Inc. and subsidiaries, and Roadmaster Equipment Leasing, Inc. and all subsidiaries collectively the (Roadmaster Group) based in Phoenix, Arizona. Total consideration paid was $86.9 million, consisting of $37.5 million in cash and 3,114,247 shares of Daseke common stock valued at $39.1 million and $10.3 million of long-term debt repaid by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

Tennessee Steel Haulers & Co.

On December 1, 2017 the Company acquired 100% of the outstanding equity interests of: (1) Tennessee Steel Haulers, Inc., (2) Alabama Carriers, Inc., and (3) Fleet Movers Inc. collectively (TSH & Co.) based in Nashville, Tennessee. Total consideration paid was $91.9 million, consisting of $74.9 million in cash and 972,680 shares of Daseke common stock valued at $12.0 million and $5.0 million of long-term debt repaid by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.5 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

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

The Steelman Companies

On July 1, 2017, the Company acquired 100% of the outstanding stock of The Steelman Companies (Steelman), based in Springfield, Missouri, for consideration of $18.8 million, consisting of $11.2 million in cash and 746,170 shares of Daseke common stock valued at $7.6 million. The fair value of the 746,170 shares issued was determined based on the closing price of the stock on the acquisition close date. The cash consideration was funded through cash on hand. The acquisition was a stock purchase under GAAP. A Section 338(h)(10) election is being filed for certain of the entities acquired which will deem those acquisitions as an asset purchase for tax purposes, therefore approximately $14.9 million of the values assigned to the intangible assets and goodwill are expected to be deductible for tax purposes. Approximately $0.3 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2017, revenue and net income of the acquired companies from their respective dates of acquisition was $154.0 million and $15.6 million, respectively. There were no acquisitions in 2016.

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma financial information reflects the recent acquisitions as if they occurred on January 1, 2016. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on January 1, 2016. Further, the pro forma financial information does not purport to project the future operating results of the consolidated company.

	Year Ended December 31,
	(unaudited)
(In millions)	2017	2016
Pro forma revenues	$1,294	$1,198
Pro forma net income (loss)	$39	$(8)

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of December 31 (in thousands):

	2017	2016
Other assets	$12,225	$6,358
Insurance	7,642	2,246
Other prepaids	2,948	1,104
Licensing, permits and tolls	4,096	2,772
Highway and fuel taxes	1,238	1,024
Total	$28,149	$13,504

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Flatbed	Specialized	Total
Goodwill balance at January 1, 2016	$45,794	$42,817	$88,611
Impairment	—	(442)	(442)
Goodwill acquired and adjustments to previously recorded goodwill	866	—	866
Goodwill balance at December 31, 2016	46,660	42,375	89,035
Impairment	—	—	—
Goodwill acquired and adjustments to previously recorded goodwill	59,206	153,849	213,055
Foreign currency translation adjustment	—	612	612
Goodwill balance at December 31, 2017	$105,866	$196,836	$302,702

In December 2016, the Company identified and recorded a $0.9 million increase to goodwill and deferred tax liabilities related to the initial purchase accounting of Hornady Truck Lines, Inc., which the Company acquired in August 2015. The impact of this adjustment was not material to the prior year’s financial statements or as of and for the three months and year ended December 31, 2016.

Intangible assets consisted of the following at December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017			As of December 31, 2016
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$12,230	$(5,765)	$6,465	$8,350	$(3,929)	$4,421
Customer relationships	69,090	(23,921)	45,169	56,210	(19,078)	37,132
Trade names	41,180	—	41,180	30,100	—	30,100
Foreign currency translation adjustment	306	—	306	—	—	—
Total intangible assets	$122,806	$(29,686)	$93,120	$94,660	$(23,007)	$71,653

As of December 31, 2017, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.64 and 8.47 years, respectively. See Note 3 for more information on intangible assets acquired.

Amortization expense for intangible assets with definite lives was $6.7 million, $6.0 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future estimated amortization expense is as follows (in thousands):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2018	$2,154	$5,399
2019	2,019	5,399
2020	1,198	5,399
2021	776	5,399
2022	318	5,399
Thereafter	—	18,174
Total	$6,465	$45,169

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at December 31 (in thousands):

	2017	2016
Revenue equipment	$544,876	$398,394
Buildings and improvements	53,366	43,000
Furniture and fixtures, office and computer equipment and vehicles	20,805	14,421
	619,047	455,815
Accumulated depreciation	(189,408)	(137,068)
Total	$429,639	$318,747

Depreciation expense on property and equipment was $70.2 million, $61.5 million and $58.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 7 – SALES-TYPE LEASES

The components of the net investment in sales-type leases at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Minimum lease receivable	$62,587	$21,055
Deferred gain	(9,352)	(3,049)
Net minimum lease receivable	53,235	18,006
Unearned interest income	(10,432)	(3,671)

Net investment in sales-type leases	42,803	14,335
Current portion	(10,979)	(3,516)
	$31,824	$10,819

The long-term portion of sales-type leases is classified in other long-term assets on the consolidated balance sheets at December 31, 2017 and 2016.

Gain or loss on disposition of revenue equipment leased to owner-operators is included as a component of purchased freight in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2017, 2016 and 2015, the gain totaled approximately $1.4 million, $0.8 million and $0.5 million, respectively.

Future minimum lease receipts are as follows (in thousands):

Year ending December 31,	Amount
2018	$10,979
2019	10,597
2020	9,279
2021	5,231
2022	5,298
Thereafter	1,419
Total	$42,803

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at December 31 (in thousands):

	2017	2016
Brokerage and escorts	$6,264	$3,559
Unvouchered payables	4,156	2,587
Other accrued expenses	4,977	3,956
Owner operator deposits	8,431	2,032
Interest	540	1,705
Dividends	—	1,209
Fuel	1,130	711
Fuel taxes	378	345
	$25,876	$16,104

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2017	2016
Senior debt

Line of credit	$4,561	$6,858
Term loan facility	498,462	—
Senior term loan	—	125,682
Equipment term loans	126,227	111,882
Real estate term loan	—	13,772
Capital leases	5,757	13,818
Total senior debt	635,007	272,012
Less current portion	(43,056)	(52,665)
Less unamortized debt issuance costs	(17,650)	(4,117)
Long-term portion	574,301	215,230

Subordinated debt

Main Street Capital Corporation	—	21,660
Prudential Capital Partners	—	21,492
LST Seller notes	—	22,000
DTR Seller notes	—	1,000
BHE Seller notes	—	291
Total subordinated debt	—	66,443

Total long-term debt	$574,301	$281,673

Term Loan Facility

In conjunction with the close of the Business Combination on February 27, 2017, the Company entered into the $350.0 million Term Loan Facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan Facility consists of (i) a $250.0 million term loan funded on the closing date of the Term Loan Facility (the Closing Date Term Loan); and (ii) up to $100.0 million of term loans to be funded from time to time under a delayed draw feature available until February 27, 2018.

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

The Term Loan Facility has a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.50% per annum through November 28, 2017, amended to 4.00% on that date for ABR Borrowings and LIBOR (subject to a 1.00% floor) plus 5.50% per annum through November 28, 2017, amended to 5.00% on that date for Eurodollar Rate Borrowings. At December 31, 2017, the average interest rate on the Term Loan Facility was 6.5%.

On August 16, 2017, the Company obtained an amendment of the Term Loan facility that increased the delayed draw incurrence condition relating to pro forma total leverage ratio to 4.25x from 3.5x, effective August 15, 2017 through the maturity of the delayed draw Term Loan Facility in February 2018, which enabled the Company to access $60.5 million from the delayed draw Term Loan Facility.

On November 28, 2017, the Term Loan Facility was amended to provide for a $150.0 million tack-on to the existing Term Loan Facility.

The Term Loan Facility is secured by all assets of the Company, except those assets collateralizing equipment and certain real estate lenders debt and subject to certain customary exceptions.

As amended, on August 16, 2017, the Term Loan Facility contains a financial covenant requiring the Company to maintain a consolidated total leverage ratio as of the last day of any fiscal quarter of less than or equal to 4.25 to 1.00 commencing on June 30, 2017, stepping up to 4.75 to 1.00 on September 30, 2017, stepping down to 4.25 to 1.00 on March 31, 2018, stepping down to 4.00 to 1.00 on March 31, 2019 and stepping down to 3.75 to 1.00 on March 31, 2021. Additionally, as amended, the Term Loan Facility contains a pro forma total leverage ratio of less than or equal to 4.25 to 1.00 for term loans funded from the delayed draw feature. The consolidated total leverage ratio is defined as the ratio of (i) consolidated total debt minus unrestricted cash and cash equivalents and cash and cash equivalents restricted in favor of the administrative agent and the lenders, to (ii) consolidated adjusted EBITDA for the trailing 12 month period (with customary add-backs permitted to consolidated adjusted EBITDA, including in respect of synergies and cost-savings reasonably identifiable and factually supportable that are anticipated to be realized in an aggregate amount not to exceed 25% of consolidated adjusted EBITDA and subject to other customary limitations).

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ABL Facility

Also, in conjunction with the Closing on February 27, 2017, the Company entered into a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The size of the ABL Facility could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases of up to $30 million. The ABL Facility matures on February 27, 2022. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. As of December 31, 2017, the Company had borrowings of $4.6 million and $11.5 million in letters of credit outstanding under the ABL Facility and could incur approximately $55.5 million of additional indebtedness under the ABL Facility.

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

The ABL Facility is secured by all of the Company’s United States based accounts receivable, parts supplies, cash and cash equivalents excluding proceeds of Term Loan Facility, securities and deposit accounts and other general assets not included in the Term Loan Facility collateral.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

As of December 31, 2017, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equipment Term Loans and Mortgages

As of December 31, 2017, the Company had term loans collateralized by equipment in the aggregate amount of $121.8 million with thirty (30) lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 10.8%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

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

As of December 31, 2017, the Company has a bank mortgage loan with a balance of $3.7 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020.

The interest rate and monthly payments will be adjusted on November 1, 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2020 (which will not be less than 3.7%). The bank mortgage loan matures November 1, 2023.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases

The Company leases certain equipment under long-term capital lease agreements that expire on various dates through June 2024. As of December 31, 2017 and 2016, the book value of the property and equipment recorded under capital leases was $7.0 million and $24.1 million, net of accumulated depreciation of $5.8 million and $17.0 million, respectively. Depreciation expense related to lease equipment was $2.6 million, $7.0 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Main Street Capital Corporation

In 2013, Main Street Capital Corporation (Main Street) loaned the Company $20.0 million under a senior subordinated secured term loan (the Main Street Loan). The Main Street Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. Paid-in kind (PIK) interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the years ended December 31, 2017 and 2016, $0.1 million and $0.5 million, respectively, of accrued PIK interest was added to the principal balance and accrued PIK interest of $0.1 million was recorded in accrued expenses as of December 31, 2016. In conjunction with Business Combination, the Main Street Loan was repaid in February 2017. See Note 2 for additional details on the Business Combination.

Prudential Capital Partners

In 2013, the Company issued senior secured subordinated promissory notes in the initial aggregate principal amount of $20.0 million (PCP Subordinated Notes) to Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P. (collectively, the PCP Investors) pursuant to the Securities Purchase Agreement, dated as of November 12, 2013, by and among the Company, certain of its subsidiaries and the PCP Investors. The PCP Subordinated Notes were subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. PIK interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the years ended December 31, 2017 and 2016, $0.1 million and $0.5 million, respectively, of accrued PIK interest was added to the principal balance and $0.1 million accrued PIK interest was recorded in accrued expenses as of December 31, 2016. In conjunction with Business Combination, the PCP Subordinated Notes were repaid in February 2017. See Note 2 for additional details on the Business Combination.

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

Future principal payments on long-term debt are as follows (in thousands):

Year ending December 31,	Term Loan Facility	Equipment Term Loans	Capital Leases	Total

2018	$4,985	$35,842	$2,516	$43,343
2019	2,500	37,623	1,673	41,796
2020	2,500	24,488	994	27,982
2021	2,500	14,430	712	17,642
2022	2,500	7,551	167	10,218
Thereafter	483,477	6,293	275	490,045

Total minimum lease payments			6,337
Loan amount attributable to interest			(580)	(580)

Total (Present value of minimum lease payments on capital leases)	$498,462	$126,227	5,757	$630,446
Less current portion			(2,516)
Long-term capital leases			$3,241

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

The components of the Company’s United States and foreign provision for income taxes were as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Current:
Federal	$(47)	$(70)	$—
State	1,258	582	456
Total current taxes	1,211	512	456
Deferred:
Federal	(51,388)	(1,139)	6,430
State	(1,863)	790	577
Foreign	(242)	—	—
Total deferred taxes	(53,493)	(349)	7,007
Provision (benefit) for income taxes	$(52,282)	$163	$7,463

A reconciliation between the effective income tax rate and the United States statutory income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Income tax expense (benefit) at United States statutory income tax rate	$(8,850)	$(4,241)	$3,754
Federal income tax effects of:
State income tax expense	(333)	370	1,208
Foreign taxes	(242)	—	—
Foreign tax rate differential	107	—	—
Per diem and other nondeductible expenses	3,198	3,434	1,187
Cumulative effect of change in effective tax rate	(46,068)	522	1,261
Tax credits	(47)	(70)	—
Other	(47)	148	53
Provision (benefit) for income taxes	$(52,282)	$163	$7,463
Effective tax rate	206.8%	(1.3)%	69.6%

The increase in the effective tax rate for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily the result of a one-time tax benefit related to changes in future tax rates on net deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017. The decrease in the effective tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily the result of an increase in nondeductible permanent differences related to driver per diems, nondeductible transaction expenses and the cumulative change in the state income tax rate applied to the beginning net deferred tax liabilities balance.

United States Tax Reform

On December 22, 2017, the United States government enacted the TCJA comprehensive tax reform legislation. Effective January 2018, the TCJA, among other things, reduces the marginal United States corporate income tax rate from 35% to 21%, limits the deductibility of interest expenses, limits the deduction for net operating losses, eliminates net operating loss carrybacks and modifies or eliminates many business deductions and credits. The TCJA also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations and imposes a mandatory one-time transition tax on undistributed international earnings.

Financial statement impacts include adjustments for, among other things, the remeasurement of deferred tax assets and liabilities. United States GAAP accounting for income taxes requires that the Company record the impacts of any tax law change on deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin 118 allows the Company to provide a provisional

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimate of the impacts of the TCJA in the Company’s earnings for the fourth quarter and year ended December 31, 2017. Accordingly, based on currently available information, the Company was able to reasonably estimate the impact of the TCJA and has recorded a provisional income tax benefit for the reduction in net deferred income tax liabilities of approximately $46.0 million due to the remeasurement of net United States deferred tax liabilities at the lower 21% United States federal corporate income tax rate. Additionally, the Company has reasonably estimated stock compensation and 162(m) limitations and unremitted foreign earnings resulting in no adjustment on a provisional basis.

The effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Deferred tax assets (liabilities)
Accrued expenses	$3,977	$5,623
Vacation accrual	527	329
Accounts receivable	103	126
Prepaid expenses	(2,700)	(2,102)
Net operating losses	11,199	14,941
Property and equipment	(83,642)	(91,149)
Intangible assets	(17,246)	(21,020)
Sales-type leases	1,233	874
481(a) adjustment	(2,213)	(446)
Interest rate swap	—	9
Deferred start-up costs	1,502	—
Stock compensation expense	452	—
Foreign liabilities	(3,626)	—
Total deferred tax liabilities	$(90,434)	$(92,815)

At December 31, 2017, the Company has United States federal and state net operating loss carry forwards of approximately $41.1 million and $69.3 million, respectively, which begin to expire in 2022.

The Company had no uncertain tax positions as of December 31, 2017 and 2016. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2014. The Company is no longer subject to state income tax examinations by tax authorities for years before 2013.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Debt

As described in Note 9, the Company issued Subordinated Debt to Main Street and PCP Investors. Both lenders were stockholders of the Company. For the years ended December 31, 2017, 2016 and 2015, Main Street received interest payments of $0.5 million, $2.6 million and $2.5 million, respectively. Accrued interest was $0.4 million as of December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, PCP Investors received interest payments of $0.5 million, $2.6 million and $2.5 million, respectively. Accrued interest was $0.4 million as of December 31, 2016. In conjunction with Business Combination, the Main Street Loan and the PCP Subordinated Notes were both repaid in February 2017. See Note 2 for additional details on the Business Combination.

As disclosed in Note 9, the LST seller received subordinated notes as partial consideration. Interest paid to the LST seller was $0.4 million for the year ended December 31, 2017 and $2.2 million for the years ended December 31, 2016 and 2015. Accrued interest was $0.2 million as of December 31, 2016. In conjunction with the Business Combination, the LST Seller Notes were repaid in February 2017. See Note 2 for additional details on the Business Combination.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As disclosed in Note 9, the BHE Sellers received subordinated notes as partial consideration. Interest paid to the BHE sellers was $0.1 million for the year ended December 31, 2016 and the period from July 1, 2015 to December 31, 2015. Interest paid for the year ended December 31, 2017 was immaterial. In conjunction with Business Combination, the BHE Seller Notes were repaid in February 2017. See Note 2 for additional details on the Business Combination.

Related Party Leases

The Company leases certain office facilities, terminals and revenue equipment from entities owned or partially owned by stockholders or employees on month-to-month and long term operating leases. Total lease expense related to these leases was $1.9 million, $0.9 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under non-cancelable related party operating leases are as follows:

	Revenue	Office and
Year ending December 31,	Equipment	Terminals
2018	$110	$2,597
2019	110	2,590
2020	93	2,484
2021	8	2,325
2022	—	2,499
Thereafter	—	7,414
Total	$321	$19,909

Other Related Party Transactions

A stockholder has a 1% investment in an entity that is also a vendor. Total amounts paid to this vendor for product and subscription purchases were approximately $0.6 million, $0.8 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amounts due to the vendor as of December 31, 2017 and 2016 totaled approximately $10,000 and $20,000, respectively.

The Company does business with an entity in which two stockholders are minority owners. Revenue received from this customer totaled approximately $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Accounts receivable due from this entity totaled approximately $53,000 and $27,000 as of December 31, 2017 and 2016, respectively.

Additionally, the Company does business with a carrier owned by a stockholder’s spouse. Revenue received from this carrier totaled approximately $0.2 million for the year ended December 31, 2017. There was no revenue received from this carrier for the years ended December 31, 2016 or 2015.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017, the Company has approximately 1.8 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 13 for additional details about the Company’s stock-based compensation plan.

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

Under the Certificate of Designations, Preferences, Rights and Limitations of the Series A Preferred Stock (the Certificate of Designations), each share of Series A Preferred Stock will be convertible, at the holder’s option at any time, initially into approximately 8.6957 shares of the Company’s common stock (assuming a conversion price of approximately $11.50 per share), subject to specified adjustments as set forth in the Certificate of Designations. If any holder elects to convert its Series A Preferred Stock after the seven-year anniversary of the issue date, if the then-current Conversion Price (as defined in the Certificate of Designations) exceeds the Weighted Average Price (as defined in the Certificate of Designations) for the common stock during any ten consecutive Trading Days (as defined in the Certificate of Designations), at its option by delivery of a Notice of Conversion in accordance with Section 8(b) of the Certificate of Designations no later than five business days following such tenth consecutive Trading Day, to convert any or all of such holder’s shares of Series A Preferred Stock into, at the Company’s sole discretion, either common stock, cash or a combination of common stock and cash; provided, that the Company shall provide such converting holder notice of its election within two Trading Days of receipt of the Notice of Conversion; provided further, that in the event the Company elects to issue common stock for all or a portion of such conversion, the Conversion Rate for such conversion (subject to the limitations set forth in Section 11 of the Certificate of Designations) shall mean the quotient of the Liquidation Preference (as defined in the Certificate of Designations) divided by the average Weighted Average Price for the common stock during the 20 consecutive Trading Days commencing on the Trading Day immediately following the Trading Day on which the Company provided such notice. If the Company does not elect a settlement method prior to the deadline set forth in the Certificate of Designations, the Company shall be deemed to have elected to settle the conversion entirely in common stock. Based on the assumed conversion rate, a total of 5,652,173 shares of Common Stock would be issuable upon conversion of all of the currently outstanding shares of Series A Preferred Stock.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. The Company’s board of directors declared quarterly dividends of $0.68 per share on April 24, 2017, and $1.91 per share on July 18, 2017, which were both then paid on July 28, 2017. On October 17, 2017 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on October 20, 2017. On November 19, 2017 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on December 15, 2017. There were no accrued dividends as of December 31, 2017.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27, 2017. As of December 31, 2016, accrued dividends of $1.2 million were recorded in accrued expenses and other liabilities.

In February 2017, in connection with, and immediately prior to, the Closing, the Series B Preferred Stock were converted into 9,301,150 shares of Private Daseke’s common stock.

Warrants

At December 31, 2017, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

Hennessy has issued warrants to purchase its common stock which were originally issued as part of units in the IPO (the Public Warrants). There are 19,959,902 Public Warrants outstanding. Hennessy has also issued 15,080,756 warrants (the Private Placement Warrants) to Sponsor in a private placement that closed simultaneously with the consummation of the IPO.

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

NOTE 13 – STOCK-BASED COMPENSATION

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

Stock Options

The following table summarizes stock option grants under the Plan during the year ended December 31, 2017:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Director Group	150,000	150,000	5 years	$9.98	$654,000
Employee Group	1,514,995	1,505,995	5 years	$10.40	$6,822,157
Total		1,655,995

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s calculations of the fair value of stock options granted during the year ended December 31, 2017 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions for the year ended December 31, 2017:

Weighted average expected life	6.5 years
Risk-free interest rates	1.95% to 2.23%
Expected volatility	40.1% to 40.6%
Expected dividend yield	0.00%

Since the Company does not have a sufficient history of exercise behavior, expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. Risk-free interest rate is based on the United States Treasury yield curve for the period of the expected term of the stock option. Expected volatility is calculated using an index of publicly traded peer companies.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan during the year ended December 31, 2017:

Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value

Employee Group	1,008,868	5 years	$10,078,591

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures will be recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures are incurred.

Stock Options

A summary of option activity under the Plan as of December 31, 2017 and changes during the year then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of January 1, 2017	—	$—	—	$—
Granted	1,664,995	10.36	10.0	—
Exercised	—	—	—	—
Forfeited	(9,000)	9.98	—	20
Outstanding as of December 31, 2017	1,655,995	10.36	9.3	6,505

Exercisable as of December 31, 2017	—	$—	—	$—

The stock options’ maximum contract term is ten years.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

A summary of restricted stock unit awards activity under the Plan as of December 31, 2017 and changes during the year then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Outstanding as of January 1, 2017	—	$—
Granted	1,008,868	9.99
Vested	—	—
Forfeited	(245,277)	10.01
Outstanding as of December 31, 2017	763,591	$9.98

Aggregate stock-based compensation charges, net of forfeitures, were $1.9 million during the year ended December 31, 2017 and included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2017, there was $6.4 million and $6.9 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 4.2 years for stock options and 4.5 years for restricted stock units. All outstanding stock options and restricted stock units are non-vested as of December 31, 2017.

NOTE 14 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s earnings.

For the year ended December 31, 2017, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted earnings per share as their effects were anti-dilutive. For the years ended December 31, 2016 and 2015, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding:

	Year Ended December 31,
(In thousands except per share data)	2017	2016	2015
Numerator
Net income (loss)	$26,996	$(12,279)	$3,263
Preferred stock dividends	(4,964)	(4,770)	(4,736)
Net income (loss) available to common stockholders	22,032	(17,049)	(1,473)

Denominator
Basic weighted average common shares outstanding	37,592,549	20,980,961	20,980,961
Effect of dilutive securities:
Equivalent shares issuable upon achievement of Merger Agreement earn-out provision	1,250,000	—	—
Equivalent shares issuable upon exercises of stock options	254,312	—	—
Equivalent shares of restricted stock units	496,840	—	—
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	39,593,701	20,980,961	20,980,961

Basic earnings (loss) per common share	$0.59	$(0.81)	$(0.07)

Diluted earnings (loss) per common share	$0.56	$(0.81)	$(0.07)

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under ERISA provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of approximately $2.4 million, $2.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company sponsors defined contribution profit-sharing plans, including 401(k) provisions for substantially all employees of acquired companies whose plans have not been merged into the Retirement Plan at December 31, 2017. The Company provided matching contributions on some of these plans. Total contribution expenses under these plans were approximately $153,000 and $172,000 for the years ended December 31, 2017 and 2015. There were no such expenses for the year ended December 31, 2016.

Defined Benefit Plan

Prior to the acquisition of BHE by the Company, BHE adopted a non-contributory defined benefit pension plan (the Pension Plan) covering substantially all employees of BHE hired prior to January 1, 2001. The Pension Plan was funded from Company contributions through amounts necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.

As part of the BHE acquisition, the Company’s defined benefit obligation was indemnified by the sellers of BHE. Employer contributions to the Pension Plan were funded by an escrow established on the date of acquisition.

In June 2016, the Pension Benefit Guaranty Corporation (PBGC) approved the termination of the Pension Plan. In August 2016, the Pension Plan received a favorable determination letter from the IRS with regards to the Pension Plan, amendments and plan termination. The PBGC required funding and distribution of plan assets to participants by the end of 2016. On December 19, 2016, BHE finalized the termination of the Pension Plan. In accordance with the terms of the termination agreement, the Company contributed $3.2 million to the Pension Plan funded by the forgiveness of $1.7 million of debt owed under the BHE Subordinated Notes and a cash payment of $1.5 million to the Company from certain of the BHE sellers.

The following table sets forth a reconciliation of the projected benefit obligation and plan assets for the year ended December 31, 2016 (in thousands):

2016
Projected benefit obligation at beginning of period	$9,298
Actuarial gain	(1,282)
Plan termination	(8,016)
Projected benefit obligation at end of period	—

Fair value of plan assets at beginning of period	4,798
Employer contributions	3,218
Distribution on plan termination	(8,016)
Fair value of plan assets at end of period	—

Underfunded status	$—

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon termination of the Pension Plan in December 2016, no future benefit payments are required.

NOTE 16 – INTEREST RATE SWAPS

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office building facilities, terminal locations and revenue equipment under non-cancelable operating leases. Certain of the Company’s operating lease agreements contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). The total amount of rent payments due over the lease terms are charged to rent expense on the straight-line, undiscounted method over the lease terms. Rent expense under operating leases was $17.0 million, $16.0 million and $11.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under non-cancelable operating leases, including related party leases, are as follows (in thousands):

	Revenue	Office and
Year ending December 31,	Equipment	Terminals
2018	$16,672	$8,735
2019	13,043	6,802
2020	7,072	6,058
2021	2,203	5,196
2022	1,171	4,578
Thereafter	—	15,121
Total	$40,161	$46,490

Letters of Credit

The Company had outstanding letters of credit at December 31, 2017 totaling approximately $13.7 million, including those disclosed in Note 9. These letters of credit cover primarily liability insurance claims.

Contingencies

The Company is involved in certain claims and pending litigation arising in the normal course of business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters. The Company maintains liability insurance to cover liabilities arising from these matters but is responsible to pay self insurance and deductibles on such matters up to a certain threshold before the insurance is applied.

NOTE 18 – REPORTABLE SEGMENTS

The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations.

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses totaled $3.0 million, $2.2 million and $2.1 million for the Flatbed Solutions segment for the years ended December 31, 2017, 2016 and 2015, respectively. Intersegment revenues and expenses totaled $3.9 million, $2.4 million and $2.4 million for the Specialized Solutions segment for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table reflects certain financial data of the Company’s reportable segments for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Totals
Year Ended December 31, 2017
Total revenue	$354,106	$499,132	$(6,934)	$846,304
Operating income (loss)	18,461	15,345	(26,791)	7,015
Depreciation	27,436	42,583	149	70,168
Amortization of intangible assets	1,747	4,948	—	6,695
Interest expense	7,110	8,425	14,021	29,556
Loss before income tax	(835)	(6,288)	(18,163)	(25,286)
Total assets	379,475	675,838	70,355	1,125,668
Capital expenditures	8,405	32,684	600	41,689
Year Ended December 31, 2016
Total revenue	$310,440	$345,998	$(4,636)	$651,802
Operating income (loss)	15,643	16,278	(21,288)	10,633
Depreciation	28,523	32,820	156	61,499
Amortization of intangible assets	1,922	4,079	—	6,001
Interest expense	5,953	6,440	10,731	23,124
Income (loss) before income tax	852	1,983	(14,951)	(12,116)
Total assets	283,370	282,156	4,709	570,235
Capital expenditures	18,427	21,926	215	40,568
Year Ended December 31, 2015
Total revenue	$306,320	$377,052	$(4,527)	$678,845
Operating income (loss)	20,231	23,154	(12,377)	31,008
Depreciation	28,706	29,583	118	58,407
Amortization of intangible assets	1,570	3,596	—	5,166
Interest expense	4,939	5,901	9,762	20,602
Income (loss) before income tax	9,393	11,649	(10,316)	10,726
Total assets	304,328	314,727	8,552	627,607
Capital expenditures	62,416	43,145	581	106,142

NOTE 19 – QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2017 and 2016. We have derived the information from unaudited Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2017 Quarter Ended
	Mar. 31	June. 30	Sep. 30	Dec. 31
	(In thousands)
Revenue:
Freight	$125,555	$149,654	$171,245	$186,310
Brokerage	20,869	28,656	34,198	37,220
Logistics	—	2,700	7,871	11,503
Fuel surcharge	14,010	16,313	18,008	22,192
Total revenue	160,434	197,323	231,322	257,225
Operating expenses:
Salaries, wages and employee benefits	50,121	58,186	64,955	76,734
Fuel	19,223	20,466	24,734	29,326
Operations and maintenance	23,224	28,967	35,132	31,067
Communications	404	549	539	653
Purchased freight	37,586	49,760	61,598	76,310
Administrative expense	7,378	8,022	8,619	9,214
Sales and marketing	383	555	488	539
Taxes and licenses	2,281	2,611	2,963	3,200
Insurance and claims	4,123	5,042	6,351	8,446
Acquisition transaction expenses	445	1,037	773	1,122
Depreciation and amortization	16,315	17,638	19,805	23,105
Gain on disposition of equipment	(200)	26	(339)	(187)
Impairment	—	—	—	—
Total operating expenses	161,283	192,859	225,618	259,529
Total other expense	9,667	6,387	8,516	7,731
Provision (benefit) for income taxes	(2,770)	2,184	(2,862)	(48,834)
Net income (loss)	(7,746)	(4,107)	50	38,799
Less dividends to preferred stockholders	(806)	(1,693)	(1,225)	(1,240)
Net income (loss) attributable to common stockholders	$(8,552)	$(5,800)	$(1,175)	$37,559
Net income (loss) per common share - Basic	$(0.32)	$(0.15)	$(0.03)	$0.82
Net income (loss) per common share - Diluted	$(0.32)	$(0.15)	$(0.03)	$0.62

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016 Quarter Ended
	Mar. 31	June. 30	Sep. 30	Dec. 31
	(In thousands)
Revenue:
Freight	$126,259	$136,792	$135,415	$119,395
Brokerage	20,604	21,778	25,977	19,051
Fuel surcharge	10,018	11,787	12,756	11,970
Total revenue	156,881	170,357	174,148	150,416
Operating expenses:
Salaries, wages and employee benefits	50,355	50,207	49,298	47,929
Fuel	14,497	17,283	17,296	17,789
Operations and maintenance	20,701	24,358	27,874	23,167
Communications	484	354	370	410
Purchased freight	36,775	41,185	42,541	33,553
Administrative expense	7,394	5,096	5,221	7,539
Sales and marketing	363	483	435	462
Taxes and licenses	2,333	2,345	2,268	2,276
Insurance and claims	4,041	4,542	5,065	5,466
Acquisition transaction expenses	15	3	—	7
Depreciation and amortization	16,873	16,644	16,998	16,985
(Gain) loss on disposition of equipment	81	571	(495)	(273)
Impairment	—	—	1,195	810
Total operating expenses	153,912	163,071	168,066	156,120
Total other expense	5,258	5,301	6,656	5,534
Provision (benefit) for income taxes	(1,049)	974	683	(445)
Net income (loss)	(1,240)	1,011	(1,257)	(10,793)
Less dividends to preferred stockholders	(1,243)	(1,243)	(1,243)	(1,041)
Net loss available to common stockholders	$(2,483)	$(232)	$(2,500)	$(11,834)
Net loss per common share - Basic & Diluted	$(0.12)	$(0.01)	$(0.12)	$(0.57)

NOTE 20 – SUBSEQUENT EVENTS

On February 14, 2018, the Company and one of the Company’s stockholders entered into an underwriting agreement with Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein, in connection with an underwritten public offering of 7,500,000 shares of the Company’s common stock, at a price to the public of $10.60 per share. Pursuant to the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 1,125,000 shares of common stock, which was exercised in full on February 16, 2018 and closed simultaneously with the offering on February 20, 2018. Net proceeds received by the Company were approximately $84.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing or the financing of possible future acquisitions.