Form 10-Q
period 2018-03-31
Daseke, Inc.
filed 2018-05-10
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common shares of the registrant outstanding at May 8, 2018 were 57,169,408.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Report) of Daseke, Inc. (Daseke or the Company) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof. Forward-looking statements may contain words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “should,” “could,” “would,” “forecast,” “seek,” “target,” “predict,” and “potential,” the negative of these terms, or other comparable terminology. Forward-looking statements may include statements about the Company’s goals; the Company’s financial strategy, liquidity and capital required for its business strategy and plans; the Company’s competition and government regulations; general economic conditions; and the Company’s future operating results.

These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, as of the date of the applicable filed document), and current expectations, forecasts and assumptions. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that the Company anticipates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Accordingly, readers are cautioned not to place undue reliance on the forward-looking statements.

Forward-looking statements are subject to risks and uncertainties (many of which are beyond our control) that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, driver shortages and increases in driver compensation or owner-operator contracted rates, loss of senior management or key operating personnel, our ability to identify and execute future acquisitions successfully, seasonality and the impact of weather and other catastrophic events, fluctuations in the price or availability of diesel fuel, increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, our ability to generate sufficient cash to service all of our indebtedness, restrictions in our existing and future debt agreements, increases in interest rates, changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general, the impact of governmental regulations and other governmental actions related to the Company and its operations, litigation and governmental proceedings, and insurance and claims expenses. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Item 1A. Risk Factors” in the Company’s Current Report on Form 10-K, filed with the SEC on March 16, 2018.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$182,698	$90,679
Accounts receivable, net of allowance of $183 and $212 at March 31, 2018 and December 31, 2017, respectively	143,402	127,368
Drivers’ advances and other receivables	5,188	4,792
Current portion of net investment in sales-type leases	11,158	10,979
Parts supplies	4,873	4,653
Income tax receivable	83	91
Prepaid and other current assets	31,309	28,149
Total current assets	378,711	266,711

Property and equipment, net	406,997	429,639
Intangible assets, net	91,110	93,120
Goodwill	302,539	302,702
Other long-term assets	31,037	33,496
Total assets	1,210,394	1,125,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	14,316	12,488
Accrued expenses and other liabilities	29,963	25,876
Accrued payroll, benefits and related taxes	13,865	14,004
Accrued insurance and claims	12,732	12,644
Current portion of long-term debt	43,625	43,056
Total current liabilities	114,501	108,068

Line of credit	7,220	4,561
Long-term debt, net of current portion	563,183	569,740
Deferred tax liabilities	89,702	90,434
Other long-term liabilities	1,407	1,632
Total liabilities	776,013	774,435

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65,000 at March 31, 2018 and December 31, 2017	65,000	65,000
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 57,262,288 and 48,712,288 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6	5
Additional paid-in-capital	363,434	277,931
Retained earnings	5,302	7,338
Accumulated other comprehensive income	639	959
Total stockholders’ equity	434,381	351,233
Total liabilities and stockholders’ equity	$1,210,394	$1,125,668

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Freight	$240,071	$125,555
Brokerage	46,139	20,869
Logistics	10,717	—
Fuel surcharge	30,654	14,010
Total revenue	327,581	160,434

Operating expenses:
Salaries, wages and employee benefits	82,344	50,121
Fuel	33,376	19,223
Operations and maintenance	34,563	23,224
Communications	699	404
Purchased freight	117,724	37,586
Administrative expenses	12,137	7,378
Sales and marketing	636	383
Taxes and licenses	3,694	2,281
Insurance and claims	9,184	4,123
Acquisition-related transaction expenses	440	445
Depreciation and amortization	25,182	16,315
Gain on disposition of revenue property and equipment	(155)	(200)
Total operating expenses	319,824	161,283
Income (loss) from operations	7,757	(849)

Other expense (income):
Interest income	(442)	(4)
Interest expense	10,337	5,896
Write-off of unamortized deferred financing fees	—	3,883
Other	(959)	(108)
Total other expense	8,936	9,667

Loss before benefit for income taxes	(1,179)	(10,516)
Benefit for income taxes	(382)	(2,770)
Net loss	(797)	(7,746)

Other comprehensive loss:
Unrealized income on interest rate swaps	—	52
Foreign currency translation adjustments, net of $173 tax expense	(320)	—
Comprehensive loss	(1,117)	(7,694)

Net loss	(797)	(7,746)
Less dividends to Series A convertible preferred stockholders	(1,239)	—
Less dividends to Series B convertible preferred stockholders	—	(806)
Net loss attributable to common stockholders	$(2,036)	$(8,552)

Net loss per common share:
Basic and Diluted	$(0.04)	$(0.32)
Weighted-average common shares outstanding:
Basic and Diluted	54,315,736	26,931,186

Dividends declared per Series A convertible preferred share	$1.91	$—
Dividends declared per Series B convertible preferred share	$—	$12.50

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2018

(Unaudited)

(In thousands, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Retained	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2018	650,000	$65,000	48,712,288	$5	$277,931	$7,338	$959	$351,233
Exercise of options	—	—	5,000	—	49	—	—	49
Series A convertible preferred stock dividend	—	—	—	—	—	(1,239)	—	(1,239)
Stock-based compensation expense	—	—	—	—	886	—	—	886
Issuance of common stock	—	—	8,545,000	1	84,568	—	—	84,569
Foreign currency translation adjustments	—	—	—	—	—	—	(320)	(320)
Net loss	—	—	—	—	—	(797)	—	(797)
Balance at March 31, 2018	650,000	$65,000	57,262,288	$6	$363,434	$5,302	$639	$434,381

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(797)	$(7,746)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	23,287	14,873
Amortization of intangible assets	1,895	1,442
Amortization of deferred financing fees	723	311
Write-off of deferred financing fees	—	3,883
Stock-based compensation expense	886	—
Deferred taxes	(486)	(3,071)
Bad debt expense (recovery)	(35)	45
Non-cash interest expense	—	92
Gain on disposition of property and equipment	(991)	(185)
Deferred gain recognized on sales-type leases	(535)	(156)
Changes in operating assets and liabilities
Accounts receivable	(16,137)	(13,211)
Drivers’ advances and other receivables	9	221
Payments received on sales-type leases	3,045	899
Prepaid and other current assets	(2,290)	140
Accounts payable	1,746	2,716
Accrued expenses and other liabilities	3,869	1,454
Net cash provided by operating activities	14,189	1,707

Cash flows from investing activities
Purchase of property and equipment	(7,580)	(1,494)
Proceeds from sale of property and equipment	5,868	1,455
Net cash used in investing activities	(1,712)	(39)

Cash flows from financing activities:
Advances on line of credit	212,634	164,233
Repayments on line of credit	(209,975)	(171,091)
Advances on long-term debt	5,901	—
Principal payments on and payoff of long-term debt	(12,393)	(220,406)
Proceeds from Term Loan Facility	—	250,000
Deferred financing fees	(18)	(14,229)
Pay off of subordinated debt	—	(66,715)
Issuance of common stock	84,569	64,577
Repurchase of common stock	—	(36,168)
Issuance of Series A convertible preferred stock	—	65,000
Exercise of options	49	—
Series A convertible preferred stock dividends	(1,239)	—
Series B convertible preferred stock dividends	—	(2,015)
Net cash provided by financing activities	79,528	33,186

Effect of exchange rates on cash and cash equivalents	14	—

Net increase in cash and cash equivalents	92,019	34,854
Cash and cash equivalents – beginning of period	90,679	3,695
Cash and cash equivalents – end of period	$182,698	$38,549

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in thousands)

	Three months ended
	March 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$9,635	$6,870
Cash paid for income taxes	$97	$223

Noncash investing and financing activities
Property and equipment sold for notes receivable	$332	$35
Property and equipment transferred to sales-type lease	$1,304	$1,699
Sales-type lease returns to property and equipment	$—	$645
Sales-type lease assets sold for notes receivable	$9,162	$6,071
Sales-type lease returns to sales-type lease assets	$8,811	$3,491

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

On February 27, 2017, Hennessy consummated the Business Combination (as defined and described in Note 3) with Daseke, Inc. Upon consummation of the Business Combination, Daseke, Inc. changed its name to Daseke Companies, Inc. and Hennessy changed its name to Daseke, Inc.

Daseke, Inc. was formed in December 2008 and began operations on January 1, 2009. Daseke is engaged in full service open-deck trucking that specializes primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy and various state regulatory authorities.

Unless expressly stated otherwise, references to the Company or Daseke refers to Daseke, Inc. and its wholly owned subsidiaries, Hennessy refers to the registrant prior to the closing of the Business Combination, and Private Daseke refers to Daseke, Inc. and its subsidiaries prior to the closing of the Business Combination.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2017 as set forth in the Company’s Current Report on Form 10-K, filed with the SEC on March 16, 2018.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight line method, which approximates the effective interest rate method, over the terms of the obligations. As of March 31, 2018 and December 31, 2017, the balance of deferred finance charges was $16.9 million and $17.7 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense for the three months ended March 31, 2018 and 2017 totaled $0.7 million and $0.3 million, respectively, which is included in interest expense. In February 2017, in conjunction with new term loan financing, as amended, discussed in Note 10, the Company incurred deferred financing costs of $14.2 million and an additional $4.8 million in November 2017 related to the tack-on loan. Unamortized deferred financing fees totaling $3.9 million were expensed as a result of the new term loan financing.

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

The fair value of the Company’s interest rate swaps is determined using cash flow computer models with unobservable inputs, therefore the liability for interest rate swaps is classified within Level 3 of the fair value framework. In conjunction with the Business Combination discussed in Note 3, the Company’s lone interest rate swap was terminated. The table below is a summary of the changes in the fair value of this liability for the three months ended March 31, 2017 (in thousands):

2017
Balance at January 1, 2017	$(52)
Change in fair value	52
Balance at March 31, 2017	$—

Stock-Based Compensation

Awards of equity instruments issued to employees and directors are accounted for under the fair value method of accounting and recognized in the consolidated statements of operations and comprehensive loss. Compensation cost is measured for all stock-based awards at fair value on the date of grant and recognized using the straight-line method over the service period over which the awards are expected to vest.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has 15 operating segments as of March 31, 2018 and eight operating segments as of March 31, 2017 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

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

For the three months ended March 31, 2018 and 2017, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. Additionally, for the three months ended March 31, 2018 and 2017, there was no dilutive effect from the Merger Agreement earn-out provision (see Note 3) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants). For the three months ended March 31, 2017, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive.

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

Foreign Currency Gains and Losses

The local currency is the functional currency for the Company’s operations in Canada. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into United States dollars are included as a separate component of stockholders’ equity in accumulated other comprehensive loss until a partial or complete liquidation of the Company’s net investment in the foreign operation.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Held for Sale

Assets held for sale is comprised of revenue equipment in the Company’s lease purchase program and is recorded as a component of prepaid and other current assets on the consolidated balance sheets. Assets held for sale at March 31, 2018 and December 31, 2017, totaled $12.2 million and $9.9 million, respectively. Assets held for sale totaled $8.0 million and $7.0 million for the Flatbed Solutions segment as of March 31, 2018 and December 31, 2017, respectively. Assets held for sale totaled $4.2 million and $2.9 million for the Specialized Solutions segment as of March 31, 2018 and December 31, 2017, respectively.

Assets held for sale are not subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. The Company expects to sell these assets in its lease purchase program within twelve months of being classified as assets held for sale. Any gains from the sale of these assets are recognized as a deferred gain in the consolidated balance sheets in current portion of net investment in sales-type leases and other long-term assets.

New Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-05, Income Taxes (Topic 740). ASU 2018-05 provides amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin (SAB) No. 118 related to the Tax Cuts and Jobs Act (TCJA) that became effective January 2018. The Company adopted the disclosure requirements of SAB 118 as of December 31, 2017 which were included in the Company’s Current Report on Form 10-K filed March 16, 2018 and as described in SAB 118 carried forward through March 31, 2018.

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award requires the application of modification accounting. Modification accounting will apply unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 will become effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted. The Company adopted this pronouncement on January 1, 2018 which did not have a material impact on its consolidated results of operations, financial condition, cash flows, or financial statement disclosures as there were no changes to the terms or conditions of the Company’s share-based payment awards during the three months ended March 31, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. ASU 2016-05 became effective for fiscal years beginning after December 15, 2017 and interim periods within fiscal years. The Company adopted this pronouncement on January 1, 2018 which did not impact its consolidated statement of cash flows.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – REVENUE RECOGNITION

Adoption of New Accounting Standard

The Company has evaluated its current accounting practices to the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments. This evaluation included an assessment of representative contracts from each of the Company’s revenue streams. The Company was recognizing revenue upon completion of transportation or other services. By nature, Daseke’s services are short in duration, typically representing less than one week to completion, therefore the Company has determined that the difference between recognizing revenue upon completion and over time is minimal to its business.

The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows, however, there have been additions and modifications to its existing financial disclosures. While the overall revenue, systems and controls were minimally impacted by the new standard, the underlying recognition methodology has changed. Under the new standard, the Company now recognizes revenue over time as its customers are simultaneously receiving and consuming the benefits of its services, primarily based upon the output method of miles driven. The primary difference for the Company’s business, although currently immaterial, is the recognition of revenue for in-transit services at the end of each reporting period.

The Company adopted this guidance as of January 1, 2018, utilizing the modified retrospective method and the practical expedient that applies to all contracts that were not completed at the date of adoption. The Company determined the differences between recognition methods was minimal, thus no opening adjustment was deemed necessary to retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. The Company does not anticipate any material changes to the costs of obtaining or fulfilling a contract, or corporate taxes.

Accounting Policies

The vast majority of Daseke’s revenue is recognized over time as its customers simultaneously receive and consume the benefits. While there may be master service agreements with Daseke customers, a contract is not established until the customer specifically requests Daseke’s services and Daseke accepts.

Daseke evaluates each contract for distinct performance obligations. In Daseke’s business, a typical performance obligation is the transportation of a load including any highly interrelated ancillary services.

Daseke predominantly estimates the standalone selling price of its services based upon observable evidence, market conditions and other relevant inputs. Daseke allocates the total transaction price to each distinct performance obligation based upon the relative standalone selling prices.

Daseke’s customers simultaneously receive and consume the benefits of Daseke’s contracts, therefore revenue is recognized over time. This is a faithful depiction of the satisfaction of the performance obligation, as the customer does not need to re-perform the transportation services Daseke has provided to date.

Brokerage Revenue

Daseke regularly engages third-party capacity providers to haul loads brokered to them when it needs additional capacity. Daseke is primarily responsible for fulfilling the promise to provide load transportation services, has discretion in setting prices, along with the risk to fulfill the contract to the customer. Based upon this evaluation, Daseke has determined that it is the principal and therefore, records gross revenues for brokerage services.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disclosure Designations

The Company has designated the following preference and practical expedients:

•

Not disclose remaining performance obligations when the expected performance obligation duration is one year or less. The vast majority of the Company’s services transfer control within a month of the inception of the contract with select specialized loads taking several months to allow for increased planning and permitting.

•	Recognize the incremental costs of obtaining or fulfilling a contract as an expense when incurred, as the amortization period of a potential asset would be recognized in one year or less.

•	Exclude taxes collected on behalf of government authorities from the Company’s measurement of transaction prices. Tax amounts are not included within net income or cost of sales.

Disaggregation of Revenue

The Company’s income and segment disclosures have been reviewed to ensure revenues are properly disaggregated in accordance with the new guidance as displayed in the table below:

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2018
Freight	$104,513	$137,509	$(1,951)	$240,071
Brokerage	22,998	23,191	(50)	46,139
Logistics	713	10,036	(32)	10,717
Fuel surcharge	16,784	14,152	(282)	30,654
Total revenue	$145,008	$184,888	$(2,315)	$327,581

Three Months Ended March 31, 2017
Freight	$63,975	$62,974	$(1,394)	$125,555
Brokerage	9,098	11,771	—	20,869
Logistics	—	—	—	—
Fuel surcharge	8,231	5,928	(149)	14,010
Total revenue	$81,304	$80,673	$(1,543)	$160,434

Significant Judgements

Under the new revenue standard, significant judgements are required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for the identification of distinct performance obligations, the estimation of standalone selling prices and the allocation of the transaction price by relative standalone selling prices. Assumptions regarding the timing of when control transfers to the customer requires significant judgement in order to recognize revenue.

NOTE 3 – BUSINESS COMBINATION

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination) pursuant to the Agreement and Plan of Merger, dated December 22, 2016 (the Merger Agreement). The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). The full 15 million shares are only payable if (i) the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) for 2017, 2018 and 2019 is at least $140.0 million, $170.0 million and $200.0 million, respectively, and (ii) the closing share price of the Company’s common stock is at least

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$12.00, $14.00 and $16.00 for any 20 trading days in a consecutive 30 trading day period in 2017, 2018 and 2019, respectively. For each year, the 5 million earn-out shares will be prorated to the extent the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) exceeds 90% but represents less than 100%, of the applicable earn-out target. The Company met the earn-out provisions for 2017 and 5 million shares are expected to be issued to the Private Daseke stockholders in the second quarter of 2018.

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

In conjunction with the Closing, the Company entered into (i) a $350.0 million term loan credit facility (the Term Loan Facility), which consists of a $250.0 million term loan funded on the closing date of the Term Loan Facility and up to $100.0 million of term loans to be funded from time to time under a delayed draw term loan facility, and (ii) an asset-based revolving credit facility (the ABL Facility), in an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base). See Note 10 for more information regarding the Term Loan Facility and the ABL Facility. Prior to the Closing, the Company had a credit facility consisting of a term loan (Senior Term Loan) and a revolving line of credit (Line of Credit).

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

(1) 8,342,918 public shares outstanding valued at $10.00 per share
(2) Daseke cash utilized for payment of deferred financing fees and transaction costs
(3) includes payment of $59 accrued interest recognized in interest expense
(4) includes payment of $422 accrued interest recognized in interest expense
(5) includes payment of $731 accrued interest recognized in interest expense
(6) includes payment of $745 accrued interest recognized in interest expense
(7) excludes $81 paid subsequent to the Closing

(8)   Hennessy repurchased Private Daseke shares held by Main Street Capital II, LP, Main Street Mezzanine Fund, LP, Main Street Capital Corporation, Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P.

(9) $0.8 million and $0.4 million expensed in fourth quarter 2016 and first quarter 2017, respectively

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 4 – ACQUISITIONS

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

2017 Acquisitions

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

The Company has not completed its assessments of the fair value of purchased intangible assets for the Belmont, Moore Freight Service, Roadmaster Group and Tennessee Steel Haulers acquisitions, and no value has been allocated to them at this time. The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill, however none of purchase price allocations for the above acquisitions are considered final as of March 31, 2018.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three month period ended March 31, 2018, revenue and net income of the acquired companies was $151.8 million and $3.5 million, respectively. There were no acquisitions during the three month period ended March 31, 2017.

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of March 31, 2018 and December 31, 2017 (in thousands).

	2018	2017
Assets held for sale	$12,194	$9,907
Insurance	8,899	7,642
Other prepaids	4,532	2,948
Licensing, permits and tolls	3,484	4,096
Highway and fuel taxes	819	1,238
Other assets	1,381	2,318
	$31,309	$28,149

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise. There was no goodwill impairment identified for the three months ended March 31, 2018. The summary of changes in goodwill follows for the three months ended March 31, 2018 (in thousands).

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2017	$105,866	$196,836	$302,702
Goodwill acquired and adjustments to previously recorded goodwill	—	12	12
Foreign currency translation adjustment	—	(175)	(175)
Goodwill balance at March 31, 2018	$105,866	$196,673	$302,539

Intangible assets consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018			As of December 31, 2017
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$12,230	$(6,304)	$5,926	$12,230	$(5,765)	$6,465
Customer relationships	69,090	(25,271)	43,819	69,090	(23,921)	45,169
Trade names	41,180	—	41,180	41,180	—	41,180
Foreign currency translation adjustment	185	—	185	306	—	306
Total intangible assets	$122,685	$(31,575)	$91,110	$122,806	$(29,686)	$93,120

As of March 31, 2018, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.42 and 8.22 years, respectively.

Amortization expense for intangible assets with definite lives was $1.9 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. Projected amortization expense for the next five fiscal years ending December 31, 2018, 2019, 2020, 2021 and 2022 will be $5.7 million, $7.4 million, $6.6 million, $6.2 million and $5.7 million, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at March 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Revenue equipment	$541,223	$544,876
Buildings and improvements	51,062	53,366
Furniture and fixtures, office and computer equipment and vehicles	21,582	20,805
	613,867	619,047
Accumulated depreciation	(206,870)	(189,408)
	$406,997	$429,639

Depreciation expense on property and equipment was $23.3 million and $14.9 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 8 – SALES-TYPE LEASES

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net investment in sales-type leases are as follows at March 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Minimum lease receivable	$57,219	$62,587
Deferred gain	(8,889)	(9,352)
Net minimum lease receivable	48,330	53,235
Unearned interest income	(7,666)	(10,432)

Net investment in sales-type leases	40,664	42,803
Current portion	(11,158)	(10,979)
	$29,506	$31,824

The long-term portion of sales-type leases is classified in other long-term assets on the consolidated balance sheets at March 31, 2018 and December 31, 2017.

Gain or loss on disposition of revenue equipment leased to owner-operators is included as a component of purchased freight in the consolidated statements of operations and comprehensive loss. The gains totaled approximately $0.5 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 9 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at March 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Brokerage and escorts	$7,161	$6,264
Unvouchered payables	4,338	4,156
Other accrued expenses	6,929	4,977
Owner-operator deposits	8,438	8,431
Interest	520	540
Fuel	1,319	1,130
Fuel taxes	1,258	378
	$29,963	$25,876

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Line of credit	$7,220	$4,561
Term loan facility	497,216	498,462
Equipment term loans	121,443	126,227
Capital leases	5,094	5,757
	630,973	635,007
Less current portion	(43,625)	(43,056)
Less unamortized debt issuance costs	(16,945)	(17,650)
Total long-term debt	$570,403	$574,301

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Term Loan Facility has a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.50% per annum through November 28, 2017, amended to 4.00% on that date for ABR Borrowings and LIBOR (subject to a 1.00% floor) plus 5.50% per annum through November 28, 2017, amended to 5.00% on that date for Eurodollar Rate Borrowings. At March 31, 2018, the average interest rate on the Term Loan Facility was 6.6%.

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

As amended, on August 16, 2017, the Term Loan Facility contains a financial covenant requiring the Company to maintain a consolidated total leverage ratio as of the last day of any fiscal quarter of less than or equal to 4.25 to 1.00 on March 31, 2018, stepping down to 4.00 to 1.00 on March 31, 2019 and stepping down to 3.75 to 1.00 on March 31, 2021. Additionally, as amended, the Term Loan Facility contains a pro forma total leverage ratio of less than or equal to 4.25 to 1.00 for term loans funded from the delayed draw feature. The consolidated total leverage ratio is defined as the ratio of (i) consolidated total debt minus unrestricted cash and cash equivalents and cash and cash equivalents restricted in favor of the administrative agent and the lenders, to (ii) consolidated adjusted EBITDA for the trailing 12 month period (with customary add-backs permitted to consolidated adjusted EBITDA, including in respect of synergies and cost-savings reasonably identifiable and factually supportable that are anticipated to be realized in an aggregate amount not to exceed 25% of consolidated adjusted EBITDA and subject to other customary limitations).

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ABL Facility

Also, in conjunction with the Closing on February 27, 2017, the Company entered into a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The size of the ABL Facility could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases of up to $30 million. The ABL Facility matures on February 27, 2022. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. As of March 31, 2018, the Company had borrowings of $7.2 million and $8.7 million in letters of credit outstanding under the ABL Facility and could incur approximately $63.3 million of additional indebtedness under the ABL Facility.

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

The ABL Facility contains (i) a financial covenant similar to the consolidated total leverage ratio required under the Term Loan Facility (but, as amended on August 31, 2017, in any event requiring a leverage ratio of less than or equal to 4.25 to 1.00 for the fiscal quarter ended March 31, 2018, stepping down to 3.75 to 1.00 on March 31, 2021, in the same increments as the Term Loan Facility noted above) and (ii) during any period after a default or event of default or after excess availability falling below the greater of (x) $15.0 million and (y) 20% of the maximum credit amount, continuing until such time as no default or event of default has existed and excess availability has exceeded such amounts for a period of 60 consecutive days, a financial covenant requiring the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.00x, tested on a quarterly basis. The Company’s fixed charge coverage ratio is defined as the ratio of (1) consolidated adjusted EBITDA minus unfinanced capital expenditures, cash taxes and cash dividends or distributions, to (2) the sum of all funded debt payments for the four quarter period then ending (with customary add-backs permitted to consolidated adjusted EBITDA).

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

As of March 31, 2018, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of March 31, 2018, the Company had term loans collateralized by equipment in the aggregate amount of $117.2 million with thirty-seven (37) lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.4% to 10.8%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2018, the Company has a bank mortgage loan with a balance of $3.6 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020.

The interest rate and monthly payments will be adjusted on November 1, 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2020 (which will not be less than 3.7%). The bank mortgage loan matures November 1, 2023.

Real Estate Term Loan

In April 2016, the Company refinanced $14.2 million of its Line of Credit with bank debt (Real Estate Term Loan) utilizing nine wholly-owned real estate assets which previously served as collateral on the PNC Term Loan. The Real Estate Term Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans and was due in monthly installments of $59,109 (based on 20 year amortization schedule), plus applicable interest at either (a) the Libor Rate (as defined in the loan agreement), plus a margin of 2.75%, or (b) the Default Rate (as defined in the loan agreement). The Company incurred debt issuance costs of $0.4 million, which were being amortized to interest expense over five years using the straight-line method. In conjunction with the Business Combination, the Real Estate Term Loan was repaid and all unamortized debt issuance costs written off to interest expense. See Note 3 for additional details on the Business Combination.

Capital Leases

The Company leases certain equipment under long-term capital lease agreements that expire on various dates through July 2024. As of March 31, 2018 and December 31, 2017, the book value of the property and equipment recorded under capital leases was $6.2 million and $7.0 million, net of accumulated depreciation of $6.4 million and $5.8 million, respectively. Depreciation expense related to lease equipment was $0.7 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.

Main Street Capital Corporation

In 2013, Main Street Capital Corporation (Main Street) loaned the Company $20.0 million under a senior subordinated secured term loan (the Main Street Loan). The Main Street Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. Paid-in kind (PIK) interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the three months ended March 31, 2017, $0.1 million of accrued PIK interest was added to the principal balance. In conjunction with Business Combination, the Main Street Loan was repaid in February 2017. See Note 3 for additional details on the Business Combination.

Prudential Capital Partners

In 2013, the Company issued senior secured subordinated promissory notes in the initial aggregate principal amount of $20.0 million (PCP Subordinated Notes) to Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P. (collectively, the PCP Investors) pursuant to the Securities Purchase Agreement, dated as of November 12, 2013, by and among the Company, certain of its subsidiaries and the PCP Investors. The PCP Subordinated Notes were subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. PIK interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the three months ended March 31, 2017, $0.1 million of accrued PIK interest was added to the principal balance. In conjunction with Business Combination, the PCP Subordinated Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LST Seller

As part of the consideration paid to the seller of Lone Star Transportation, LLC and affiliates (LST), Daseke Lone Star, Inc. (a subsidiary of the Company) issued $22.0 million of subordinated notes (the LST Seller Notes). The LST Seller Notes bore interest at 10% payable monthly and were subordinate to the PNC Credit Agreement, Main Street Loan and PCP Subordinated Notes. In conjunction with the Business Combination, the LST Seller Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

DTR Sellers

As part of the consideration paid to the sellers of Davenport Transport & Rigging, LLC, LST issued $1.0 million of subordinated notes (the DTR Seller Notes). The DTR Seller Notes bore interest at 5% payable monthly and were subordinate to the PNC Credit Agreement, Main Street Loan and PCP Subordinated Notes. In conjunction with Business Combination, the DTR Seller Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

BHE Sellers

As part of the consideration paid to the sellers of Bulldog Hiway Express (BHE), the Company issued $2.0 million of subordinated notes (the BHE Seller Notes). The BHE Seller Notes bore interest at 7% payable monthly. On December 19, 2016, a portion of the outstanding principal amount under the BHE Seller Notes was forgiven in exchange for the payment by the Company of certain pension liabilities of BHE. The BHE Seller Notes were subordinate to the PNC Credit Agreement and the Main Street Loan and the PCP Subordinated Notes. In conjunction with Business Combination, the BHE Seller Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

Future Payments

Future principal payments on long-term debt as of March 31, 2018 are as follows (in thousands):

	Line Of Credit	Term Loan Facility	Equipment Term Loans	Capital Leases	Total

2018	$—	$4,985	$36,626	$2,286	$43,897
2019	—	2,500	35,545	1,523	39,568
2020	—	2,500	22,941	994	26,435
2021	—	2,500	13,045	648	16,193
2022	7,220	2,500	7,277	166	17,163
Thereafter	—	482,231	6,009	225	488,465

Total minimum lease payments				5,842
Loan amount attributable to interest				(748)	(748)

Total (Present value of minimum lease payments on capital leases)	$7,220	$497,216	$121,443	5,094	$630,973
Less current portion				(2,014)
Long-term capital leases				$3,080

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended March 31, 2018 and 2017 were 32.4% and 26.3%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers and transaction expenses.   The difference in the effective tax rate in 2018 compared to 2017 is the result of the change in the Federal tax rate from 35% to 21% applied to pre-tax book income and increased by permanent items in 2018 compared to a pre-tax book loss offset by permanent items in 2017.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For year-end 2017, the Company recorded provisional amounts for the impacts of the new tax law including: the re-measurement of deferred tax assets and liabilities, estimated stock compensation and 162(m) limitations and unremitted foreign earnings.  The Company considers it likely that further technical guidance regarding certain components of the new provisions included in the TCJA, as well as clarity regarding state income tax conformity to current federal tax code, may be issued. During the three months ended March 31, 2018 there have been no changes to the Company’s provisional amounts.

There were no changes in uncertain tax positions during the three months ended March 31, 2018.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

On September 19, 2017, the Company and certain stockholders of the Company entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated and Cowen and Company, LLC, as representatives of the several underwriters named therein, in connection with an underwritten public offering of 5,292,000 shares of the Company’s common stock, at a price to the public of $12.00 per share. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 793,800 shares of common stock, which was exercised in full on September 20, 2017 and closed simultaneously with the Offering on September 22, 2017. Net proceeds received by the Company were approximately $63.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing or the financing of possible future acquisitions.

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

As of March 31, 2018, the Company has approximately 1.8 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 13 for additional details about the Company’s stock-based compensation plan.

Preferred Stock

At the Closing, the Company issued 650,000 shares of Series A Preferred Stock for cash of $65.0 million. Proceeds from the sales were part of the consideration received as part of a recapitalization and reverse acquisition completed in the Business Combination. See Note 3 for additional details about the Business Combination. The par value of Series A Preferred Stock is $0.0001 per share. Additional features of this preferred stock are as follows:

Under the Certificate of Designations, Preferences, Rights and Limitations of the Series A Preferred Stock (the Certificate of Designations), each share of Series A Preferred Stock will be convertible, at the holder’s option at any time, initially into approximately 8.6957 shares of

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

extent necessary), in shares of the Company’s common stock. On February 27, 2018 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2018. There were no dividends declared for the three months ended March 31, 2017.

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

In February 2017, in connection with, and immediately prior to, the Closing, 64,500 shares of issued and outstanding Series B Preferred Stock were converted into 9,301,150 shares of Private Daseke’s common stock. Private Daseke’s board of directors had declared a quarterly dividend on the Series B Preferred Stock of $12.50 per share on February 21, 2017, which was paid on February 27, 2017.

Warrants

At March 31, 2018, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

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

Stock Options

The following table summarizes stock option grants under the Plan from February 27, 2017 through the first quarter ended March 31, 2018:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Director Group	150,000	145,000	5 years	$9.98	$632,200
Employee Group	1,594,245	1,581,745	5 years	$10.59	$7,307,662
Total		1,726,745

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s calculations of the fair value of stock options granted through March 31, 2018 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions as of March 31, 2018:

Weighted average expected life	6.5 years
Risk-free interest rate	1.95% to 2.28%
Expected volatility	39.9% to 40.6%
Expected dividend yield	0.00%

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

A summary of option activity under the Plan as of March 31, 2018 and changes during the three months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2018	1,655,995	$10.36	9.3	$6,505
Granted	79,250	14.29	10.0	—
Exercised	(5,000)	9.98	—	—
Forfeited or expired	(3,500)	11.41	—	—
Outstanding as of March 31, 2018	1,726,745	10.54	9.0	7

Exercisable as of March 31, 2018	277,194	$9.98	8.9	$—

The stock options’ maximum contract term is ten years.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan from June 1, 2017 through the first quarter ended March 31, 2018:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Grant Date Fair Value

Employee Group	1,241,800	919,351	5 years	$13,411,440

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures will be recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures are incurred.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of restricted stock unit awards activity under the Plan as of March 31, 2018 and changes during the three months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Outstanding as of January 1, 2018	763,591	$9.98
Granted	232,932	14.29
Forfeited	(77,172)	12.19
Outstanding as of March 31, 2018	919,351	$10.82

Aggregate stock-based compensation expense, net of forfeitures, were $0.9 million during the three months ended March 31, 2018 and are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive loss. As of March 31, 2018, there was $6.5 million and $8.8 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 4.1 years for stock options and 4.4 years for restricted stock units.

NOTE 14 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under The Employee Retirement Income Security Act of 1974 (ERISA) provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of $0.8 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The Company sponsors defined contribution profit-sharing plans, including 401(k) provisions for substantially all employees of acquired companies whose plans have not been merged into the Retirement Plan at March 31, 2018. Matching contributions for 401(k) defined contribution plans not yet merged into the Retirement Plan totaled approximately $0.1 million for the three months ended March 31, 2018, with no such contributions for the three months ended March 31, 2017.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office building facilities, terminal locations and revenue equipment under non-cancelable operating leases. Certain of the Company’s operating lease agreements contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). The total amount of rent payments due over the lease terms are charged to rent expense on the straight-line, undiscounted method over the lease terms. Building and terminal rent expense under operating leases was $2.7 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. Tractor, trailer and other revenue equipment rent expense under operating leases was $4.4 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively.

Letters of Credit

The Company had outstanding letters of credit at March 31, 2018 totaling approximately $10.6 million, including those disclosed in Note 10. These letters of credit cover liability insurance claims.

Contingencies

The Company is involved in certain claims and pending litigation arising in the normal course of business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters. The Company maintains liability insurance to cover liabilities arising from these matters but is responsible to pay self-insurance and deductibles on such matters up to a certain threshold before the insurance is applied.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $0.8 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $1.5 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three months ended March 31, 2018 and 2017 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2018
Total revenue	$145,008	$184,888	$(2,315)	$327,581
Operating income (loss)	6,963	5,145	(4,351)	7,757
Depreciation	6,943	16,313	31	23,287
Amortization of intangible assets	437	1,458	—	1,895
Interest expense	1,848	2,505	5,984	10,337
Income (loss) before income tax	5,196	3,625	(10,000)	(1,179)
Total assets	378,554	672,480	159,360	1,210,394
Capital expenditures	531	6,858	191	7,580

Three Months Ended March 31, 2017
Total revenue	$81,304	$80,673	$(1,543)	$160,434
Operating income (loss)	3,879	1,007	(5,735)	(849)
Depreciation	7,083	7,751	39	14,873
Amortization of intangible assets	437	1,005	—	1,442
Interest expense	1,764	1,856	2,276	5,896
Income (loss) before income tax	2,105	(909)	(11,712)	(10,516)
Total assets	281,800	281,666	37,584	601,050
Capital expenditures	86	1,384	24	1,494

NOTE 17 – SUBSEQUENT EVENTS

On April 13, 2018, the Company entered into an Arrangement Agreement (the Agreement) with Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda). Pursuant to the Agreement, and subject to the terms and conditions thereof, among other things, the Company has agreed to acquire all of the outstanding common shares of Aveda, and each of the holders of Aveda common shares (other than those who have properly exercised their rights of dissent) will receive, at the holder’s election, C$0.90 in cash, 0.0751 shares of the Company’s common stock or a combination thereof in exchange for each Aveda common share. In addition, the Company has agreed to pay to the holders of Aveda common shares (other than those who have properly exercised their rights of dissent) up to C$0.45 in cash per Aveda common share, which amount is contingent on and based upon Aveda’s Company EBITDA (as defined in the Agreement) meeting certain thresholds set forth in the Agreement during the period specified in the Agreement. Consummation of the transactions contemplated by the Agreement is subject to certain closing conditions, including, among others, approval by Aveda’s shareholders, approval by the Court of Queen’s Bench of Alberta and receipt of applicable regulatory approvals and certain third party consents.

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

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistic). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. Approximately 49% of freight, logistics and brokerage revenue for the three months ended March 31, 2018 was derived from company-owned equipment and approximately 51% was derived from asset-light services.

Business Combination and Other Recent Developments

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Private Daseke, with Private Daseke surviving as a direct wholly-owned subsidiary of Hennessy. The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). For the year ended December 31, 2017, Daseke met the earn-out provision and it is expected 5 million shares will be issued to the Private Daseke stockholders in the second quarter of 2018. See Note 3 of Notes to Consolidated Financial Statements for more information regarding the Business Combination.

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

•

Belmont Acquisition – Effective December 29, 2017, the Company acquired 100% of the outstanding equity interests of Belmont, based in Olympia, Washington as a dedicated glass hauler that will complement the Company’s existing glass hauling capabilities. Belmont was consolidated under the Company’s subsidiary, Smokey Point Distributing, which is part of the Company’s Specialized Solutions segment.

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

The Company refers to these acquisitions collectively as the “Specialized Solutions Acquisitions.”

•

Tennessee Steel Haulers Acquisition – Effective December 1, 2017, the Company acquired 100% of the outstanding equity interests of TSH & Co. to expand its presence on the East Coast and in the Southeastern United States in both the steel and building materials industries. TSH & Co. is part of the Company’s Flatbed Solutions segment.

The Company refers to all 2017 acquisitions collectively as the “Recent Acquisitions.”

The Company did not complete any acquisitions during the three months ended March 31, 2017.

The Business Combination

The Company’s historical results of operations may not be comparable or indicative of results after the consummation of the Business Combination as a result of the following:

•

Transaction Costs. During the three months ended March 31, 2017, the Company expensed $1.6 million of transaction costs related to the Business Combination. There were no such expenses for the three months ended March 31, 2018.

•

Deferred Financing Fees. During the three months ended March 31, 2017, the Company expensed $3.9 million of unamortized deferred financing fees associated with debt refinanced in conjunction with the Business Combination. There were no such expenses for the three months ended March 31, 2018.

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended March 31,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$240,071	73.3	$125,555	78.3	$114,516	91.2
Brokerage	46,139	14.1	20,869	13.0	25,270	121.1
Logistics	10,717	3.3	—	*	10,717	*
Fuel surcharge	30,654	9.4	14,010	8.7	16,644	118.8
Total revenue	327,581	100.0	160,434	100.0	167,147	104.2

OPERATING EXPENSES:
Salaries, wages and employee benefits	82,344	25.1	50,121	31.2	32,223	64.3
Fuel	33,376	10.2	19,223	12.0	14,153	73.6
Operations and maintenance	34,563	10.6	23,224	14.5	11,339	48.8
Communications	699	0.2	404	0.3	295	73.0
Purchased freight	117,724	35.9	37,586	23.4	80,138	213.2
Administrative expenses	12,137	3.7	7,378	4.6	4,759	64.5
Sales and marketing	636	0.2	383	0.2	253	66.1
Taxes and licenses	3,694	1.1	2,281	1.4	1,413	61.9
Insurance and claims	9,184	2.8	4,123	2.6	5,061	122.8
Acquisition-related transaction expenses	440	0.1	445	0.3	(5)	(1.1)
Depreciation and amortization	25,182	7.7	16,315	10.2	8,867	54.3
Gain on disposition of revenue property and equipment	(155)	*	(200)	(0.1)	45	(22.5)
Total operating expenses	319,824	97.6	161,283	100.5	158,541	98.3
Operating ratio	97.6%		100.5%
Adjusted operating ratio(1)	95.8%		98.1%
INCOME (LOSS) FROM OPERATIONS	7,757	2.4	(849)	(0.5)	8,606	(1,013.7)

Other expense (income):
Interest income	(442)	(0.1)	(4)	*	(438)	10,950.0
Interest expense	10,337	3.2	5,896	3.7	4,441	75.3
Write-off of unamortized deferred financing fees	—	*	3,883	2.4	(3,883)	*
Other	(959)	(0.3)	(108)	(0.1)	(851)	788.0
Total other expense	8,936	2.7	9,667	6.0	(731)	(7.6)

Loss before benefit for income taxes	(1,179)	(0.4)	(10,516)	(6.6)	9,337	(88.8)
Benefit for income taxes	(382)	(0.1)	(2,770)	(1.7)	2,388	(86.2)
Net loss	$(797)	(0.2)	$(7,746)	(4.8)	$6,949	(89.7)

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended March 31, 2018 and 2017 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended March 31, 2018 and 2017.

FLATBED SOLUTIONS

	Three Months Ended March 31,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$104,513	72.1	$63,975	78.7	$40,538	63.4
Brokerage	22,998	15.9	9,098	11.2	13,900	152.8
Logistics	713	0.5	—	*	713	*
Fuel surcharge	16,784	11.6	8,231	10.1	8,553	103.9
Total revenue	145,008	100.0	81,304	100.0	63,704	78.4

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	26,811	18.5	23,829	29.3	2,982	12.5
Fuel	11,833	8.2	10,421	12.8	1,412	13.5
Operations and maintenance	10,839	7.5	8,917	11.0	1,922	21.6
Purchased freight	72,342	49.9	21,450	26.4	50,892	237.3
Depreciation and amortization	7,380	5.1	7,520	9.2	(140)	(1.9)
Other operating expenses	8,840	6.1	5,288	6.5	3,552	67.2
Total operating expenses	138,045	95.2	77,425	95.2	60,620	78.3
Operating ratio	95.2%		95.2%
Adjusted operating ratio(2)	94.2%		92.9%
INCOME FROM OPERATIONS	$6,963	4.8	$3,879	4.8	$3,084	79.5

OPERATING STATISTICS:
Total miles	57,858,785		37,440,887		20,417,898	54.5
Company-operated tractors, at quarter-end	1,128		1,177		(49)	(4.2)
Owner-operated tractors, at quarter-end	1,510		445		1,065	239.3
Number of trailers, at quarter-end	4,536		2,936		1,600	54.5

Company-operated tractors, average for the quarter	1,147		1,187		(40)	(3.4)
Owner-operated tractors, average for the quarter	1,430		432		998	231.0

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended March 31, 2018 and 2017 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended March 31, 2018 and 2017.

SPECIALIZED SOLUTIONS

	Three Months Ended March 31,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$137,509	74.4	$62,974	78.1	$74,535	118.4
Brokerage	23,191	12.5	11,771	14.6	11,420	97.0
Logistics	10,036	5.4	—	*	10,036	*
Fuel surcharge	14,152	7.7	5,928	7.3	8,224	138.7
Total revenue	184,888	100.0	80,673	100.0	104,215	129.2

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	55,973	30.3	25,394	31.5	30,579	120.4
Fuel	21,543	11.7	8,802	10.9	12,741	144.8
Operations and maintenance	23,575	12.8	14,047	17.4	9,528	67.8
Purchased freight	47,661	25.8	17,679	21.9	29,982	169.6
Depreciation and amortization	17,771	9.6	8,756	10.9	9,015	103.0
Other operating expenses	13,220	7.2	4,988	6.2	8,232	165.0
Total operating expenses	179,743	97.2	79,666	98.8	100,077	125.6
Operating ratio	97.2%		98.8%
Adjusted operating ratio(2)	94.8%		98.2%
INCOME FROM OPERATIONS	$5,145	2.8	$1,007	1.2	$4,138	410.9

OPERATING STATISTICS:
Total miles	51,473,154		24,639,862		26,833,292	108.9
Company-operated tractors, at quarter-end	2,021		1,091		930	85.2
Owner-operated tractors, at quarter-end	552		215		337	156.7
Number of trailers, at quarter-end	7,147		3,387		3,760	111.0

Company-operated tractors, average for the quarter	2,032		1,095		937	85.6
Owner-operated tractors, average for the quarter	553		214		339	158.4

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 104.2% to $327.6 million for the three months ended March 31, 2018 from $160.4 million for the three months ended March 31, 2017, primarily due to the Recent Acquisitions. The increase in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $15.3 million, or 9.5%, due to increases in freight revenue, fuel surcharge and brokerage revenue. Freight revenue, excluding the effect of the Recent Acquisitions, increased $8.0 million, or 6.4%, from $125.6 million for the three months ended March 31, 2017 to $133.6 million for the three months ended March 31, 2018. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $2.2 million, or 10.3%, from $20.8 million for the three months ended March 31, 2017 to $23.0 million for the three months ended March 31, 2018. The increases in freight and brokerage revenue were primarily as a result of increases in rates, slightly offset by 1.4 million fewer miles driven when compared to the same period in 2017, excluding the effect of the Recent Acquisitions. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased $4.7 million, or 33.6%, from $14.0 million for the three months ended March 31, 2017 to $18.7 million for the three months ended March 31, 2018.

The Company’s Flatbed Solutions segment’s revenue was $145.0 million for the three months ended March 31, 2018 and $81.3 million for the three months ended March 31, 2017, an increase of 78.4%, which was primarily the result of the TSH & Co. Acquisition. The increase in revenue, excluding the effect of the TSH & Co. Acquisition was 9.0%, or $7.3 million, due to increases in freight revenue, fuel surcharge and brokerage revenue. Freight revenue, excluding the effect of the TSH & Co. Acquisition, increased to $68.1 million for the three months ended March 31, 2018 from $64.0 million for the three months ended March 31, 2017, an increase of 6.5%. Brokerage revenue, excluding the effect of the TSH & Co. Acquisition, increased to $9.5 million for the three months ended March 31, 2018 from $9.1 million for the three months ended March 31, 2017, an increase of 4.3%. The increases in freight and brokerage revenue were primarily as a result of increases in rates, slightly offset by 1.2 million fewer miles driven when compared to the same period in 2017, excluding the effect of the

TSH & Co.  Acquisition. Fuel surcharges, excluding the effect of the TSH & Co. Acquisition, increased to $11.0 million for the three months ended March 31, 2018 from $8.2 million for the three months ended March 31, 2017, an increase of 33.5%.

The Company’s Specialized Solutions segment’s revenue was $184.9 million for the three months ended March 31, 2018 and $80.7 million for the three months ended March 31, 2017, an increase of 129.2%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions, was an increase of $8.8 million, or 10.9%, primarily due to increases in freight revenue, fuel surcharge and brokerage revenues. Freight revenue, excluding the effect of the Specialized Solutions Acquisitions, increased to $67.4 million for the three months ended March 31, 2018 from $63.0 million for the three months ended March 31, 2017, an increase of 7.0%. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions, increased to $13.6 million for the three months ended March 31, 2018 from $11.8 million for the three months ended March 31, 2017, an increase of 15.3%. The increases in freight and brokerage revenue were primarily as a result of increases in rates, while miles driven were relatively flat when compared to the same period in 2017, excluding the effect of the Specialized Solutions Acquisitions. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions, increased to $8.0 million for the three months ended March 31, 2018 from $5.9 million for the three months ended March 31, 2017, an increase of 35.0%.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices. Fuel prices have steadily increased each quarter from the first quarter of 2017 through the first quarter of 2018 with only a less than 1% decrease in fuel prices in the second quarter of 2017.

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

Salaries, wages and employee benefits expense increased 64.3% to $82.3 million for the three months ended March 31, 2018 from $50.1 million for the three months ended March 31, 2017, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 2.2%, or $1.1 million, and was primarily due to increased driver compensation, stock-based compensation and workers’ compensation premiums, offset by a decrease in employee benefits.

The Company’s Flatbed Solutions segment had a $3.0 million, or 12.5%, increase in salaries, wages and employee benefits expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily as a result of the TSH & Co. Acquisition, which resulted in a $2.7 million increase. Excluding the effect of the TSH & Co. Acquisition, salaries, wages and employee benefit expense was relatively flat for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

The Company’s Specialized Solutions segment had a $30.6 million, or 120.4%, increase in salaries, wages and employee benefits expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily as a result of the Specialized Solutions Acquisitions. This increase, excluding the effect of the Specialized Solutions Acquisitions, was 8.3%, or $2.1 million, and was primarily due to increased driver compensation, stock-based compensation, workers’ compensation premiums and employee benefits.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased $14.2 million, or 73.6%, to $33.4 million for the three months ended March 31, 2018 from $19.2 million for the three months ended March 31, 2017. This increase was primarily a result of the Recent Acquisitions and higher fuel prices. Excluding the effect of the Recent Acquisitions, fuel expense increased 18.0%, or $3.5 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.017 for the three months ended March 31, 2018, compared to $2.568 for the same period in 2017, a 17.5% increase. The higher fuel prices were slightly offset by total miles driven. Total miles driven, excluding the Recent Acquisitions, decreased 2.3% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

The Company’s Flatbed Solutions segment’s fuel expense increased 13.5% to $11.8 million for the three months ended March 31, 2018 from $10.4 million for the three months ended March 31, 2017, primarily as a result of higher fuel prices. The TSH & Co. Acquisition did not materially impact fuel expense for the three months ended March 31, 2018. The higher fuel prices were slightly offset by total miles driven. Total miles driven for the Flatbed segment, excluding the TSH & Co. Acquisition, decreased 3.1% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

The Company’s Specialized Solutions segment’s fuel expense increased 144.8% to $21.5 million for the three months ended March 31, 2018 from $8.8 million for the three months ended March 31, 2017, primarily as the result of the Specialized Solutions Acquisitions and higher fuel prices. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment increased

23.7% to $10.9 million as a result of higher fuel prices. Total miles driven for the Specialized Solutions segment, excluding the Specialized Solutions Acquisitions, were relatively flat for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

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

Operations and maintenance expense increased 48.8% to $34.6 million for the three months ended March 31, 2018 from $23.2 million for the three months ended March 31, 2017, primarily as a result of the Recent Acquisitions. Operating and maintenance expense increased 5.7%, after adjusting for the effect of the Recent Acquisitions, primarily as a result of an increase in maintenance expense, related to normal replacement cycles of our tractors and trailers, and additional pilot cars expense.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $1.9 million, or 21.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of the TSH & Co. Acquisition. Excluding the effect of the TSH & Co. Acquisition, operations and maintenance expense increased $0.6 million, or 7.2%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of an increase in maintenance expense, due to normal replacement cycles of our tractors and trailers, partially offset by decreased tractor lease costs as the Flatbed Solutions segment’s utilization of operating leases to finance tractor purchases decreased in 2018.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $9.6 million, or 67.8%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense increased $0.8 million, or 5.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to higher pilot car expenses for alternative energy projects and other over-dimension loads, increased maintenance expense, due to normal replacement cycles of our tractors and trailers, and increased tractor lease costs as the Specialized Solutions segment’s utilization of operating leases to finance tractor purchases increased in 2018. These increases were partially offset by reduced shop supplies costs.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 213.2% from $37.6 million during the three months ended March 31, 2017 to $117.7 million during the three months ended March 31, 2018, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 14.9% to $43.2 million for the three months ended March 31, 2018. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 16.0% from $22.5 million during the three months ended March 31, 2017 to $26.1 million during the three months ended March 31, 2018, primarily as a result of increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 17.5% from $14.4 million during the three months ended March 31, 2017 to $16.9 million during the three months ended March 31, 2018, primarily as a result of the increase in rates on brokered loads.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 237.3% to $72.3 million for the three months ended March 31, 2018 from $21.5 million for the three months ended March 31, 2017, primarily as a result of the TSH & Co. Acquisition, which resulted in a $46.4 million increase to purchased freight expense. Excluding the effect of the TSH & Co. Acquisition, the Company’s Flatbed Solutions segment’s purchased freight expense increased 20.7% to $25.9 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to increases in total loads requiring higher utilization of owner-operators and third party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators, excluding the TSH & Co. Acquisition, increased 24.6% to $18.6 million for the three months ended March 31, 2018 from $14.9 million for the three months ended March 31, 2017. Purchased freight expense from third-party capacity providers, excluding the TSH & Co. Acquisition, increased 13.8% to $6.4 million during the three months ended March 31, 2018 from $5.7 million during the three months ended March 31, 2017, primarily as a result of the increase in rates on brokered loads in the Company’s Flatbed Solutions segment.

The Company’s Specialized Solutions segment’s purchased freight expense increased 169.6% to $47.7 million during the three months ended March 31, 2018 from $17.7 million during the three months ended March 31, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 10.8% to $19.6 million for the three months ended March 31, 2018. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions, was relatively flat for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 19.6% to $10.5 million during the three months ended March 31, 2018 from $8.8 million during the three months ended March 31, 2017, primarily as a result of the increase in rates on brokered loads in the Company’s Specialized Solutions segment.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment.

Depreciation and amortization expense increased 54.3% to $25.2 million during the three months ended March 31, 2018 from $16.3 million during the three months ended March 31, 2017, as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 3.4%, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

The Company’s Flatbed Solutions segment had a 1.9% decrease in depreciation and amortization expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Excluding the TSH & Co. Acquisition, depreciation and amortization expense during the three months ended March 31, 2018 decreased 5.4% primarily as a result of a 4.5% reduction in company-owned tractors and a 6.2% reduction in trailers, respectively, as compared to the same period in 2017.

The Company’s Specialized Solutions segment had a 103.0% increase in depreciation and amortization expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of the Specialized Solutions Acquisitions. After adjusting for the effect of the Specialized Solutions Acquisitions, depreciation and amortization expense decreased 1.5% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $2.3 million for the three months ended March 31, 2017 to $3.7 million for the three months ended March 31, 2018. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.4% for the three months ended March 31, 2018 and 2017.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 122.8% to $9.2 million during the three months ended March 31, 2018 from $4.1 million during the three months ended March 31, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased from 2.6% for the three months ended March 31, 2017 to 3.3% for the three months ended March 31, 2018 primarily due to increases in claim accruals and liability premiums.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 5.1% to $10.3 million during the three months ended March 31, 2018 from $9.8 million (including $3.9 million of unamortized deferred financing fees written off) during the three months ended March 31, 2017. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2017 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Benefit for income taxes decreased from a benefit of $2.8 million for the three months ended March 31, 2017 to a benefit of $0.4 million for the three months ended March 31, 2018. The decrease is primarily the result of the decrease in loss before benefit for income tax of $9.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The effective tax rate was 32.4% for the three months ended March 31, 2018, compared to 26.3% for the three months ended March 31, 2017. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDAR and Free Cash Flow

Adjusted EBITDA, Adjusted EBITDAR and free cash flow are not recognized measures under GAAP. The Company uses these non-GAAP measures as supplements to its GAAP results in evaluating certain aspects of its business, as described below.

The Company defines Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) acquisition-related transaction expenses (including due diligence costs, legal, accounting and other advisory fees and costs, retention and severance payments and financing fees and expenses), (v) non-cash impairment, (vi) expenses related to the Business Combination and related transactions, (vii) non-cash stock and equity-compensation expense, and (viii) accounting charges resulting from accounting for the possible earn-out pursuant to the Business Combination. The Company defines Adjusted EBITDAR as Adjusted EBITDA plus tractor operating lease charges.

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

A reconciliation of Adjusted EBITDA, Adjusted EBITDAR and free cash flow to net loss for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017

Net loss	$(797)	$(7,746)
Depreciation and amortization	25,182	16,315
Interest income	(442)	(4)
Interest expense	10,337	5,896
Write-off of unamortized deferred financing fees	—	3,883
Income tax benefit	(382)	(2,770)
Acquisition-related transaction expenses	440	445
Stock based compensation	886	—
Expenses related to the Business Combination and related transactions	—	1,553
Tractor operating lease charges	4,543	3,812
Adjusted EBITDAR	$39,767	$21,384
Less tractor operating lease charges	(4,543)	(3,812)
Adjusted EBITDA	$35,224	$17,572
Net capital expenditures	(1,712)	(39)
Free cash flow	$33,512	$17,533

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

A reconciliation of adjusted operating ratio to operating ratio for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Total revenue	$327,581	$160,434
Fuel surcharge	30,654	14,010
Operating revenue, net of fuel surcharge	$296,927	$146,424

Total operating expenses	$319,824	$161,283
Fuel surcharge	30,654	14,010
Acquisition-related transaction expenses	440	445
Expenses related to the Business Combination and related transactions	—	1,553
Net impact of step-up in basis of acquired assets	4,131	1,702
Adjusted operating expenses	$284,599	$143,573

Operating ratio	97.6%	100.5%
Adjusted operating ratio	95.8%	98.1%

A reconciliation of the Company’s Flatbed Solutions segment’s adjusted operating ratio to operating ratio for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Total revenue(1)	$145,008	$81,304
Fuel surcharge	16,784	8,231
Operating revenue, net of fuel surcharge	$128,224	$73,073

Total operating expenses	$138,045	$77,425
Fuel surcharge	16,784	8,231
Net impact of step-up in basis of acquired assets	451	1,332
Adjusted operating expenses	$120,810	$67,862

Operating ratio	95.2%	95.2%
Adjusted operating ratio	94.2%	92.9%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Specialized Solutions segment’s adjusted operating ratio to Operating Ratio for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Total revenue(1)	$184,888	$80,673
Fuel surcharge	14,152	5,928
Operating revenue, net of fuel surcharge	$170,736	$74,745

Total operating expenses	$179,743	$79,666
Fuel surcharge	14,152	5,928
Net impact of step-up in basis of acquired assets	3,680	370
Adjusted operating expenses	$161,911	$73,368

Operating ratio	97.2%	98.8%
Adjusted operating ratio	94.8%	98.2%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Liquidity and Capital Resources and Capital Requirements

Overview

The Company’s business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on its fleet and other assets, working capital changes, principal and interest payments on debt obligations, letters of credit to support insurance requirements, tax payments and acquisitions. The Company expects net capital expenditures to range from $85 million to $105 million for 2018.

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facility. In February 2018, the Company completed an underwritten public offering of 8,625,000 shares of the Company’s common stock for its own account. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the Company received approximately $84.6 million of net proceeds from the offering, which the Company intends to use for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing, and the financing of the previously disclosed acquisition of Aveda and other possible future acquisitions.

The Company has from time to time considered the possibility of a private offering of debt securities, which may be secured or unsecured, which would not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and which would be offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The proceeds of such an offering may be used for general corporate purposes, including the repayment of all or a portion of the Company’s term loan credit facility and to finance possible future acquisitions. Also, in connection with such offering, the Company’s credit facilities may be amended or refinanced. There can be no assurance that the Company will conduct or complete such a debt offering.

The Company had the following sources of liquidity available at March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017

Cash	$182,698	$90,679
Availability under line of credit	63,300	55,500
Total	$245,998	$146,179

Cash increased by $92.0 million from December 31, 2017 to March 31, 2018. This increase primarily resulted from proceeds of equities issued. On February 20, 2018, the Company raised $84.6 million from an offering of 8,625,000 shares of its common stock. See Note 12 of the Notes to the Consolidated Financial Statements for more information.

As of March 31, 2018, the Company has (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 10 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility, the ABL Facility, the Senior Term Loan and the Line of Credit.

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

Cash Flows

The Company’s summary statements of cash flows information for the three months ended March 31, 2018 and 2017 is set forth in the table below:

	Three Months Ended March 31,
(In thousands)	2018	2017

Net cash provided by operating activities	$14,189	$1,707
Net cash used in investing activities	$(1,712)	$(39)
Net cash provided by financing activities	$79,528	$33,186

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

Cash provided by operating activities was $14.2 million during the three months ended March 31, 2018 and consisted of $0.8 million of net loss plus $24.8 million of non-cash items, consisting primarily of depreciation, amortization and stock-based compensation, less $9.8 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the three months ended March 31, 2018 primarily reflect a $16.1 million increase in accounts receivable, a $2.3 million increase in prepaid and other current assets, offset by a $5.6 million increase in accounts payable and accrued expenses and $3.0 million in payments received on sales-type leases. Cash provided by operating activities was $1.7 million during the three months ended March 31, 2017 and consisted of $7.7 million of net loss plus $17.2 million of non-cash items, consisting primarily of depreciation and amortization partially offset by increases in deferred taxes, less $7.8 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the three months ended March 31, 2017 primarily reflect a $13.2 million increase in accounts receivable, $0.9 million in payments received on sales-type leases, and a $4.2 million increase in accounts payable and accrued expenses.

The $12.5 million increase in cash provided by operating activities during the three months ended March 31, 2018, as compared with the three months ended March 31, 2017, was primarily the result of a $6.9 million decrease in net loss, a $2.6 million decrease in deferred tax liabilities, and a $8.4 million increase in depreciation. These amounts were offset by $3.9 million for the write-off of deferred financing fees during the three months ended March 31, 2017 which did not occur during the three months ended March 31, 2018 and a $2.0 million decrease in net cash used for working capital and other activities.

Investing Activities. Cash flows used in investing activities increased from $39 thousand used in investing activities for the three months ended March 31, 2017 to $1.7 million used in investing activities for the three months ended March 31, 2018 due to an increase in net purchases of revenue equipment for the three months ended March 31, 2018 compared to the same period in 2017.

Total net capital expenditures for the three months ended March 31, 2018 and 2017 are shown below:

	Three Months Ended March 31,
(In thousands)	2018	2017

Revenue equipment (tractors, trailers and trailer accessories)	$5,404	$1,104
Buildings and building improvements	928	57
Other	1,248	333
Total cash capital expenditures	$7,580	$1,494
Less: Proceeds from sales of property and equipment	5,868	1,455
Net cash capital (proceeds) expenditures(1)	$1,712	$39

(1)   The Company may acquire property and revenue equipment with debt and capital lease obligations, however no debt or capital lease obligations were utilized for property or revenue equipment acquisitions during the three months ended March 31, 2018 or 2017.

The following tables provide details on the cash and noncash components of gross capital expenditures for the Company’s reportable segments for the three months ended March 31, 2018 and 2017 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2018
Cash flows from investing activities
Purchases of property and equipment	$531	$6,858	$191	$7,580
Proceeds from sale of property and equipment	(584)	(5,284)	—	(5,868)
Gross capital expenditures	$(53)	$1,574	$191	$1,712

Three Months Ended March 31, 2017
Cash flows from investing activities
Purchases of property and equipment	$86	$1,384	$24	$1,494
Proceeds from sale of property and equipment	(458)	(997)	—	(1,455)
Gross capital expenditures	$(372)	$387	$24	$39

Financing Activities. Cash flows from financing activities increased from $33.2 million provided by financing activities for the three months ended March 31, 2017 to $79.5 million provided by financing activities for the three months ended March 31, 2018. This increase was primarily a result of $84.6 million of proceeds from the February 2018 offering of common stock. Cash flows from financing activities also included $2.7 million net borrowings on the line of credit, offset by net repayments of $6.5 million of long-term debt and $1.2 million paid for Series A Preferred Stock dividends.

Material Debt

Overview

As of March 31, 2018, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and capital lease agreements; and
•	bank mortgage secured by real estate

The amounts outstanding under such agreements were as follows as of March 31, 2018 (in thousands):

Line of credit	$7,220
Term Loan Facility	497,216
Mortgages	3,609
Equipment term loans and capital leases	122,928
Total long-term debt and capital leases	630,973
Less: current portion	(43,625)
Long-term debt and capital leases, less current portion	$587,348

See Note 10 of Notes to Consolidated Financial Statements for information regarding the Company’s material debt.

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. The Company had stand-by letters of credit in the amount of $10.6 million at March 31, 2018. The letters of credit provide collateral primarily for liability insurance claims. Also, the Company leases certain revenue equipment, terminals and office building facilities under non-cancelable operating leases. The Company’s rent expense under these leases for the three months ended March 31, 2018 was approximately $7.1 million.

At March 31, 2018, there were 17,520,329 shares of common stock issuable upon exercise of outstanding warrants.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Current Report on Form 10-K filed on March 16, 2018. The Company considers certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. The Company identifies and discusses these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Current report on Form 10-K filed on March 16, 2018. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical.” Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Quarterly Report on Form 10-Q with the Audit Committee of the Company’s board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2017. For further information on the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Current Report on Form 10-K filed March 16, 2018.

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

As of the end of the period covered by this Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, the Company believes the resolution of claims and pending litigation, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Current Report on Form 10-K filed on March 16, 2018.

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

Date: May 10, 2018	DASEKE, INC.

	By:	/s/ R. Scott Wheeler
	Name:	R. Scott Wheeler
	Title:	Director, President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial
Officer)