Form 10-Q
period 2018-06-30
Daseke, Inc.
filed 2018-08-09
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common shares of the registrant outstanding at August 7, 2018 were 64,445,371.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

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

All forward-looking statements, expressed or implied, attributed to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$78,734	$90,679
Accounts receivable, net of allowance of $398 and $212 at June 30, 2018 and December 31, 2017, respectively	195,606	127,368
Drivers’ advances and other receivables	5,215	4,792
Current portion of net investment in sales-type leases	13,346	10,979
Parts supplies	5,040	4,653
Prepaid and other current assets	34,433	28,240
Total current assets	332,374	266,711

Property and equipment, net	501,120	429,639
Intangible assets, net	186,857	93,120
Goodwill	264,025	302,702
Other long-term assets	39,726	33,496
Total assets	1,324,102	1,125,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	29,057	12,488
Accrued expenses and other liabilities	46,319	25,876
Accrued payroll, benefits and related taxes	16,330	14,004
Accrued insurance and claims	12,236	12,644
Current portion of long-term debt	48,022	43,056
Total current liabilities	151,964	108,068

Line of credit	—	4,561
Long-term debt, net of current portion	567,378	569,740
Deferred tax liabilities	121,513	90,434
Other long-term liabilities	20,985	1,632
Total liabilities	861,840	774,435

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65,000 at June 30, 2018 and December 31, 2017	65,000	65,000
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 63,875,267 and 48,712,288 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in-capital	427,892	277,931
Retained earnings (accumulated deficit)	(30,652)	7,338
Accumulated other comprehensive income	16	959
Total stockholders’ equity	462,262	351,233
Total liabilities and stockholders’ equity	$1,324,102	$1,125,668

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Freight	$272,583	$149,654	$512,654	$275,209
Brokerage	60,091	28,656	106,229	49,525
Logistics	8,891	2,700	19,609	2,700
Fuel surcharge	35,334	16,313	65,988	30,323
Total revenue	376,899	197,323	704,480	357,757

Operating expenses:
Salaries, wages and employee benefits	90,614	58,186	172,959	108,307
Fuel	31,359	20,466	64,735	39,689
Operations and maintenance	40,465	28,967	75,028	52,191
Communications	807	549	1,506	952
Purchased freight	141,582	49,760	259,305	87,346
Administrative expenses	13,077	8,022	25,214	15,400
Sales and marketing	651	555	1,287	937
Taxes and licenses	3,890	2,611	7,584	4,892
Insurance and claims	10,428	5,042	19,612	9,165
Acquisition-related transaction expenses	1,402	1,037	1,842	1,483
Depreciation and amortization	31,766	17,638	56,948	33,953
(Gain) loss on disposition of revenue property and equipment	(490)	26	(645)	(174)
Impairment	2,840	—	2,840	—
Total operating expenses	368,391	192,859	688,215	354,141
Income from operations	8,508	4,464	16,265	3,616

Other expense (income):
Interest income	(601)	(50)	(1,042)	(54)
Interest expense	11,070	6,544	21,407	12,440
Write-off of unamortized deferred financing fees	—	—	—	3,883
Other	(900)	(107)	(1,859)	(215)
Total other expense	9,569	6,387	18,506	16,054

Loss before provision (benefit) for income taxes	(1,061)	(1,923)	(2,241)	(12,438)
Provision (benefit) for income taxes	(14,546)	2,184	(14,929)	(586)
Net income (loss)	13,485	(4,107)	12,688	(11,852)

Other comprehensive income (loss):
Unrealized income on interest rate swaps	—	—	—	52
Foreign currency translation adjustments, net of tax expense (benefit) of $(78), $274, $(251) and $274, respectively	(623)	507	(943)	507
Comprehensive income (loss)	12,862	(3,600)	11,745	(11,293)

Net income (loss)	13,485	(4,107)	12,688	(11,852)
Less dividends to Series A convertible preferred stockholders	(1,239)	(1,693)	(2,478)	(1,694)
Less dividends to Series B convertible preferred stockholders	—	—	—	(806)
Net income (loss) attributable to common stockholders	$12,246	$(5,800)	$10,210	$(14,352)

Net income (loss) per common share:
Basic and Diluted	$0.20	$(0.15)	$0.17	$(0.44)
Weighted-average common shares outstanding:
Basic and Diluted	60,558,956	37,945,310	57,935,688	32,468,674

Dividends declared per Series A convertible preferred share	$1.91	$0.68	$3.81	$0.68
Dividends declared per Series B convertible preferred share	$—	$—	$—	$12.50

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2018

(Unaudited)

(In thousands, except share data)

	Series A Convertible					Retained	Accumulated
	Preferred Stock		Common Stock			Earnings	Other
				Par	Additional	(Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit)	Income (Loss)	Total
Balance, January 1, 2018	650,000	$65,000	48,712,288	$5	$277,931	$7,338	$959	$351,233
Exercise of options	—	—	5,000	—	50	—	—	50
Series A convertible preferred stock dividend	—	—	—	—	—	(2,478)	—	(2,478)
Stock-based compensation expense	—	—	—	—	1,788	—	—	1,788
Issuance of common stock	—	—	10,157,979	1	99,923	—	—	99,924
Issuance of earnout shares	—	—	5,000,000	—	48,200	(48,200)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(943)	(943)
Net income	—	—	—	—	—	12,688	—	12,688
Balance at June 30, 2018	650,000	$65,000	63,875,267	$6	$427,892	$(30,652)	$16	$462,262

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$12,688	$(11,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	48,815	31,069
Amortization of intangible assets	8,133	2,884
Amortization of deferred financing fees	1,452	793
Write-off of deferred financing fees	—	3,883
Stock-based compensation expense	1,788	538
Deferred taxes	(16,239)	(1,419)
Bad debt expense	202	221
Non-cash interest expense	—	92
Gain on disposition of property and equipment	(645)	(157)
Gain on disposition of building	(836)	—
Deferred gain recognized on sales-type leases	(1,414)	(339)
Impairment	2,840	—
Changes in operating assets and liabilities
Accounts receivable	(31,460)	(20,311)
Drivers’ advances and other receivables	(95)	102
Payments received on sales-type leases	6,547	2,076
Prepaid and other current assets	(6,315)	433
Accounts payable	56	1,103
Accrued expenses and other liabilities	3,518	4,714
Net cash provided by operating activities	29,035	13,830

Cash flows from investing activities
Purchase of property and equipment	(31,123)	(6,806)
Proceeds from sale of property and equipment	11,676	2,952
Cash paid in acquisitions, net of cash acquired	(79,084)	(40,571)
Net cash used in investing activities	(98,531)	(44,425)

Cash flows from financing activities:
Advances on line of credit	468,130	343,083
Repayments on line of credit	(472,691)	(349,939)
Advances on long-term debt	5,901	—
Principal payments on and payoff of long-term debt	(25,227)	(224,587)
Proceeds from Term Loan Facility	—	289,500
Deferred financing fees	(633)	(14,266)
Pay off of subordinated debt	—	(66,715)
Proceeds from issuance of common stock	84,569	64,577
Repurchase of common stock	—	(36,168)
Issuance of Series A convertible preferred stock	—	65,000
Exercise of options	50	—
Series A convertible preferred stock dividends	(2,478)	—
Series B convertible preferred stock dividends	—	(2,016)
Net cash provided by financing activities	57,621	68,469

Effect of exchange rates on cash and cash equivalents	(70)	15

Net (decrease) increase in cash and cash equivalents	(11,945)	37,889
Cash and cash equivalents – beginning of period	90,679	3,695
Cash and cash equivalents – end of period	$78,734	$41,584

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in thousands)

	Six months ended
	June 30,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$20,025	$17,728
Cash paid for income taxes	$1,347	$436

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	$11,589	$5,139
Accrued capital expenditures	$4,362	$—
Property and equipment sold for notes receivable	$248	$70
Property and equipment transferred to sales-type lease	$3,932	$4,842
Sales-type lease returns to property and equipment	$407	$645
Sales-type lease assets acquired with debt or capital lease obligations	$9,873	$—
Sales-type lease assets sold for notes receivable	$28,147	$12,700
Sales-type lease returns to sales-type lease assets	$15,451	$6,957
Common stock issued in acquisitions	$15,355	$3,438
Issuance of earnout shares	$48,200	$—
Accrued Series A convertible preferred dividends	$—	$1,693

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight line method, which approximates the effective interest rate method, over the terms of the obligations. As of June 30, 2018 and December 31, 2017, the balance of deferred finance charges was $16.8 million and $17.7 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $0.8 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively, which is included in interest expense. In February 2017, in conjunction with new term loan financing, as amended, discussed in Note 10, the Company incurred deferred financing costs of $14.2 million and an additional $4.8 million in November 2017 related to the tack-on loan. Unamortized deferred financing fees totaling $3.9 million were expensed as a result of the new term loan financing.

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

The fair value of the Company’s interest rate swaps is determined using cash flow computer models with unobservable inputs, therefore the liability for interest rate swaps is classified within Level 3 of the fair value framework. In conjunction with the Business Combination discussed in Note 3, the Company’s lone interest rate swap was terminated. The table below is a summary of the changes in the fair value of this liability for the six months ended June 30, 2017 (in thousands):

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has 16 operating segments as of June 30, 2018 and ten operating segments as of June 30, 2017 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

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

For the three and six months ended June 30, 2018 and 2017, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. Additionally, for the three and six months ended June 30, 2018 and 2017, there was no dilutive effect from the Merger Agreement earn-out provision (see Note 3) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants). For the three and six months ended June 30, 2017, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants in connection with equity offerings in accordance with the provisions of the Accounting Standards Codification (ASC) 815, Derivatives and Hedging (Topic 815). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). See Note 12 for additional details on the common stock purchase warrants.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Held for Sale

Assets held for sale is comprised of revenue equipment in the Company’s lease purchase program and is recorded as a component of prepaid and other current assets on the consolidated balance sheets. Assets held for sale at June 30, 2018 and December 31, 2017, totaled $14.1 million and $9.9 million, respectively. Assets held for sale totaled $10.2 million and $7.0 million for the Flatbed Solutions segment as of June 30, 2018 and December 31, 2017, respectively. Assets held for sale totaled $3.9 million and $2.9 million for the Specialized Solutions segment as of June 30, 2018 and December 31, 2017, respectively.

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

New Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-05, Income Taxes (Topic 740). ASU 2018-05 provides amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin (SAB) No. 118 related to the Tax Cuts and Jobs Act (TCJA) that became effective January 2018. The Company adopted the disclosure requirements of SAB 118 as of December 31, 2017 which were included in the Company’s Current Report on Form 10-K filed March 16, 2018 and as described in SAB 118 carried forward through June 30, 2018.

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Topic 815. ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award requires the application of modification accounting. Modification accounting will apply unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 became effective for annual periods beginning after December 15, 2017 and interim periods within those periods. The Company adopted this pronouncement on January 1, 2018 which did not have a material impact on its consolidated results of operations, financial condition, cash flows, or financial statement disclosures as there were no changes to the terms or conditions of the Company’s share-based payment awards during the six months ended June 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities of lessees on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. The Company is

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

currently evaluating the provisions of ASU 2016-02 and assessing its impact on the Company’s financial statements. As part of the Company’s assessment to-date, the Company has formed an implementation team and is currently reviewing lease accounting specific software packages. The Company expects the adoption of ASU 2016-02 will materially gross up its consolidated balance sheet with the recognition of right-of-use assets and operating lease liabilities. The impact to the Company’s consolidated statements of operations and cash flows are not expected to be material. The new standard will also require additional disclosures for financing and operating leases.

NOTE 2 – REVENUE RECOGNITION

Adoption of New Accounting Standard

The Company has evaluated its current accounting practices to the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments. This evaluation included an assessment of representative contracts from each of the Company’s revenue streams. The Company was recognizing revenue upon completion of transportation or other services. By nature, the Company’s services are short in duration, typically representing less than one week to completion, therefore the Company has determined that the difference between recognizing revenue upon completion and over time is minimal to its business.

In addition to freight revenue, the Company also recognizes logistics revenue as a separate revenue stream. Logistics revenue is generated from a range of services, including value-added warehousing, loading and unloading, vehicle maintenance and repair, preparation and packaging, fuel management, and other fleet management solutions. The Company recognizes logistics revenue over time as services are completed.

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

Accounting Policies

The vast majority of the Company’s revenue is recognized over time as its customers simultaneously receive and consume the benefits. While there may be master service agreements with Company customers, a contract is not established until the customer specifically requests the Company’s services and the Company accepts.

The Company evaluates each contract for distinct performance obligations. In the Company’s business, a typical performance obligation is the transportation of a load including any highly interrelated ancillary services.

The Company predominantly estimates the standalone selling price of its services based upon observable evidence, market conditions and other relevant inputs. The Company allocates the total transaction price to each distinct performance obligation based upon the relative standalone selling prices.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s customers simultaneously receive and consume the benefits of the Company’s contracts, therefore revenue is recognized over time. This is a faithful depiction of the satisfaction of the performance obligation, as the customer does not need to re-perform the transportation services the Company has provided to date.

Brokerage Revenue

The Company regularly engages third-party capacity providers to haul loads brokered to them when it needs additional capacity. The Company is primarily responsible for fulfilling the promise to provide load transportation services, has discretion in setting prices, along with the risk to fulfill the contract to the customer. Based upon this evaluation, the Company has determined that it is the principal and therefore, records gross revenues for brokerage services.

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

Disaggregation of Revenue

The Company’s income and segment disclosures have been reviewed to ensure revenues are properly disaggregated in accordance with the new guidance as displayed in the table below:

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended June 30, 2018
Freight	$118,486	$157,118	$(3,021)	$272,583
Brokerage	23,875	36,399	(183)	60,091
Logistics	693	8,236	(38)	8,891
Fuel surcharge	19,125	16,605	(396)	35,334
Total revenue	$162,179	$218,358	$(3,638)	$376,899

Three Months Ended June 30, 2017
Freight	$68,889	$82,143	$(1,378)	$149,654
Brokerage	9,495	19,198	(37)	28,656
Logistics	—	2,708	(8)	2,700
Fuel surcharge	8,514	7,936	(137)	16,313
Total revenue	$86,898	$111,985	$(1,560)	$197,323

Six Months Ended June 30, 2018
Freight	$222,998	$294,627	$(4,971)	$512,654
Brokerage	46,873	59,589	(233)	106,229
Logistics	1,407	18,273	(71)	19,609
Fuel surcharge	35,909	30,757	(678)	65,988
Total revenue	$307,187	$403,246	$(5,953)	$704,480

Six Months Ended June 30, 2017
Freight	$132,863	$145,118	$(2,772)	$275,209
Brokerage	18,593	30,968	(36)	49,525
Logistics	—	2,708	(8)	2,700
Fuel surcharge	16,746	13,864	(287)	30,323
Total revenue	$168,202	$192,658	$(3,103)	$357,757

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 3 – BUSINESS COMBINATION

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination) pursuant to the Agreement and Plan of Merger, dated December 22, 2016 (the Merger Agreement). The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). The full 15 million shares are only payable if (i) the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) for 2017, 2018 and 2019 is at least $140.0 million, $170.0 million and $200.0 million, respectively, and (ii) the closing share price of the Company’s common stock is at least $12.00, $14.00 and $16.00 for any 20 trading days in a consecutive 30 trading day period in 2017, 2018 and 2019, respectively. For each year, the 5 million earn-out shares will be prorated to the extent the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) exceeds 90% but represents less than 100%, of the applicable earn-out target. The Company met the earn-out provisions for the year ended December 31, 2017 and 5 million shares were issued to the Private Daseke stockholders in the second quarter of 2018.

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

(Unaudited)

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ACQUISITIONS

The Company is a leading consolidator of the open-deck freight market in North America. From its inception in late 2008, the Company has successfully acquired more than 17 open-deck trucking companies. Negotiations and discussions with potential targets are an integral part of the Company’s operations, and the Company may be in varying stages of the acquisition process, from infancy to very mature, at any point in time. To date, the primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve, resulting in recognized goodwill.

2018 Acquisition

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the acquisition of Aveda, as defined below (in thousands):

(all amounts in United States dollars)

Aveda
Accounts receivable	$37,255
Prepaid and other current assets	1,785
Property and equipment	89,752
Goodwill	14,919
Deferred tax asset	1,035
Accounts payable and other liabilities	(30,007)
Total	$114,739

Aveda Transportation and Energy Services Inc.

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), pursuant to the Agreement and the Plan of Arrangement. Total consideration paid was $117.8 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, and the payoff of $54.8 million of outstanding debt. The Company will also pay, to the holders of Aveda common shares, up to C$0.45 in cash per Aveda common share, contingent on and based on Aveda’s Company EBITDA (as defined in the Agreement) meeting certain thresholds set forth in the Agreement for the period beginning June 6, 2018 and ending on June 6, 2019. The contingent consideration for this earn-out has been initially valued at an estimated $20.3 million. The Aveda acquisition was a stock purchase, therefore the value assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $1.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

The Company has not completed its assessment of the fair value of purchased intangible assets or contingent consideration for the Aveda acquisition. No value has been allocated to intangible assets and the value assigned to contingent consideration is preliminary. The final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill; however, the purchase price allocation for the above acquisition is not considered final as of June 30, 2018.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2017 Acquisitions

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the Company’s 2017 acquisitions (in thousands):

(all amounts in United States dollars)				Tennessee
		Moore	Roadmaster	Steel
	Belmont	Freight	Group	Haulers	R&R	Steelman	Schilli*	Big Freight*
Accounts receivable	$240	$4,436	$9,806	$20,207	$5,129	$4,383	$8,616	$4,914
Parts supplies	—	312	231	—	149	90	1,681	212
Prepaid and other current assets	107	301	1,097	5,870	1,515	2,295	2,548	287
Property and equipment	1,548	22,052	36,854	8,705	16,887	11,100	39,870	11,493
Goodwill & Intangibles	4,187	48,220	83,947	85,102	26,686	16,367	17,050	11,848
Other long-term assets	—	114	670	19,049	156	5,013	915	121
Deferred tax liabilities	(1,300)	(14,376)	(19,410)	(33,284)	(8,922)	(4,811)	(15,424)	(4,792)
Accounts payable and other liabilities	(248)	(1,889)	(26,764)	(14,002)	(3,362)	(15,612)	(27,896)	(6,294)
Total	$4,534	$59,170	$86,431	$91,647	$38,238	$18,825	$27,360	$17,789

*The purchase price allocations for Schilli and Big Freight are considered final as of June 30, 2018.

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed at estimated fair values as of the acquisition date, which were based, in part, upon outside preliminary appraisals for certain assets and subject to change when additional information concerning final asset and liability values is obtained.

The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. The purchase allocations of the 2017 acquisitions, excluding Schilli and Big Freight, are not considered final as of June 30, 2018.

Belmont

On December 29, 2017, the Company acquired 100% of the outstanding equity interests of Belmont Enterprises, Inc. (Belmont) based in Olympia, Washington. Total consideration paid was $4.6 million in cash funded through the Company’s line of credit under the ABL Facility. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Transaction expenses incurred in the acquisition, which are not deductible for tax purposes, were immaterial. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $1.7 million, consisting of trade name valued at $0.3 million, non-compete agreements valued at $0.2 million and customer relationships intangible of  $1.2 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $0.1 million, of which $62,566 is related to the previous quarter. Additionally, goodwill and a corresponding deferred tax liability of $0.6 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the Tax Cuts and Jobs Act (TCJA) rates, which resulted in the recognition of a $0.4 million deferred tax benefit.

Moore Freight Services

On December 1, 2017, the Company acquired 100% of the outstanding equity interests of: (1) Moore Freight Service, Inc., (2) RT & L, LLC, (3) JD and Partners, LLC, (4) TM Transport and Leasing, LLC, and (5) Rand, LLC (collectively Moore Freight Services) based in Knoxville, Tennessee. Total consideration paid was $59.1 million, consisting of $35.1 million in cash and 145,129 shares of Daseke common stock valued at $1.8 million and $22.2 million of long-term debt repaid by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $30.4 million, consisting of trade name valued at $3.2 million, non-compete agreements valued at $3.5 million and customer relationships intangible of $23.7 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $1.5 million, of which $0.9 million related to the previous quarter. Additionally, goodwill and a corresponding deferred tax liability of $11.7 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $4.0 million deferred tax benefit.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Roadmaster Group

On December 1, 2017, the Company acquired 100% of the outstanding equity interests of Roadmaster Group, Inc. and subsidiaries, and Roadmaster Equipment Leasing, Inc. and all subsidiaries (collectively the Roadmaster Group) based in Phoenix, Arizona. Total consideration paid was $86.9 million, consisting of $37.5 million in cash and 3,114,247 shares of Daseke common stock valued at $39.1 million and $10.3 million of long-term debt repaid by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase, therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $22.9 million, consisting of trade name valued at $12.7 million, non-compete agreements valued at $2.9 million and customer relationships intangible of $7.3 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $0.6 million, of which $0.3 million related to the previous quarter. Additionally, goodwill and a corresponding deferred tax liability of $8.7 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $3.0 million deferred tax benefit.

Tennessee Steel Haulers & Co.

On December 1, 2017, the Company acquired 100% of the outstanding equity interests of: (1) Tennessee Steel Haulers, Inc., (2) Alabama Carriers, Inc., and (3) Fleet Movers Inc. (collectively TSH & Co.) based in Nashville, Tennessee. Total consideration paid was $91.9 million, consisting of $74.9 million in cash and 972,680 shares of Daseke common stock valued at $12.0 million and $5.0 million of long-term debt repaid by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.5 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $49.8 million, consisting of trade name valued at $21.5 million, non-compete agreements valued at $12.4 million and customer relationships intangible of $15.9 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $2.1 million, of which $1.2 million related to the previous quarter. Additionally, goodwill and a deferred tax liability of $19.2 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $6.6 million deferred tax benefit.

R&R Trucking Holdings, LLC

On September 1, 2017, the Company acquired 100% of the outstanding stock of R&R Trucking Holdings, LLC (R&R), based in Duenweg, Missouri. Total consideration paid was $38.4 million, consisting of $24.6 million in cash and the Company assumed and repaid of $13.8 million of long-term debt. The cash consideration was funded through a delayed draw on September 1, 2017 under the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

The Steelman Companies

On July 1, 2017, the Company acquired 100% of the outstanding stock of The Steelman Companies (Steelman), based in Springfield, Missouri, for consideration of $18.8 million, consisting of $11.2 million in cash and 746,170 shares of Daseke common stock valued at $7.6 million. The fair value of the 746,170 shares issued was determined based on the closing price of the stock on the acquisition close date. The cash consideration was funded through cash on hand. The acquisition was a stock purchase under GAAP. A Section 338(h)(10) election is being filed for certain of the entities acquired which will deem those acquisitions as an asset purchase for tax purposes, therefore approximately $14.9 million of the values assigned to the intangible assets and goodwill are expected to be deductible for tax purposes. Approximately $0.3 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the provisional amount of goodwill was increased by $1.7 million with a corresponding increase to deferred tax liability.

Schilli Transportation Services, Inc.

On May 1, 2017, the Company acquired 100% of the outstanding stock of Schilli Transportation Services, Inc. and certain of its affiliates (Schilli), based in Remington, Indiana. Total consideration paid was $27.4 million, consisting of $21.0 million in cash, 232,885 shares of Daseke common stock valued at $2.3 million and $4.0 million of long-term debt refinanced by the Company. The fair value of the 232,885

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

shares issued was determined based on the closing price of the stock on the acquisition close date. The cash consideration was funded through a delayed draw on May 1, 2017 under the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.4 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the provisional balance of goodwill was increased by $2.8 million for fair value adjustments to assets as of the acquisition date with a decrease to receivables of $0.9 million, held-for-sale assets of $0.3 million and fixed assets of $1.6 million. Additionally, the deferred tax liability was decreased by $0.7 million, with a corresponding decrease to goodwill.

Big Freight Systems, Inc.

On May 1, 2017, the Company acquired 100% of the outstanding stock of Big Freight Systems, Inc. (Big Freight), based in Steinbach, Manitoba. Total consideration paid was $16.7 million consisting of $12.4 million in cash, 109,248 shares of Daseke common stock valued at $1.1 million and the Company assumed approximately $3.2 million of outstanding debt. The fair value of the 109,248 shares issued was determined based on the closing price of the stock on the acquisition close date. Big Freight’s purchase agreement also contains an earn-out for additional cash consideration to be paid on the excess of each of 2017, 2018 and 2019’s earnings before interest, taxes, depreciation and amortization (EBITDA Amount) over 2016’s EBITDA Amount (as defined in the purchase agreement), multiplied by 0.4. A contingent liability of $1.1 million was included in the allocation of the purchase price for this earn-out. The cash consideration was funded through a delayed draw on May 1, 2017 under the Term Loan Facility and cash on hand. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the provisional amount of goodwill was increased by $0.6 million (net of a $0.3 million foreign currency translation adjustment) with a corresponding increase to deferred tax liability.

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma financial information reflects the Aveda acquisition as if it occurred on January 1, 2017. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on January 1, 2017. Further, the pro forma financial information does not purport to project the future operating results of the consolidated company.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Pro forma revenue	$413.2	$236.1	$773.3	$427.4
Pro forma net loss	$9.6	$(5.1)	$8.6	$(15.4)
Pro forma net loss per common share:
Basic and Diluted	$0.16	$(0.13)	$0.15	$(0.47)

For the three and six month periods ended June 30, 2018, actual revenue and net loss included in the Company’s consolidated statements of operations and comprehensive income (loss) attributable to Aveda were $15.0 million and $(0.7) million, respectively.

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of June 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Assets held for sale	$14,134	$9,907
Insurance	6,008	7,642
Other prepaids	6,797	2,948
Licensing, permits and tolls	4,970	4,096
Highway and fuel taxes	393	1,238
Other assets	2,131	2,409
	$34,433	$28,240

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise. There was no goodwill impairment identified for six months ended June 30, 2018. The summary of changes in goodwill follows for the six months ended June 30, 2018 (in thousands):

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2017	$105,866	$196,836	$302,702
Goodwill acquired and adjustments to previously recorded goodwill	(23,955)	(14,178)	(38,133)
Foreign currency translation adjustment	—	(544)	(544)
Goodwill balance at June 30, 2018	$81,911	$182,114	$264,025

Intangible assets consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018			As of December 31, 2017
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$31,290	$(9,316)	$21,974	$12,230	$(5,765)	$6,465
Customer relationships	117,226	(28,489)	88,737	69,090	(23,921)	45,169
Trade names	76,050	—	76,050	41,180	—	41,180
Foreign currency translation adjustment	96	—	96	306	—	306
Total intangible assets	$224,662	$(37,805)	$186,857	$122,806	$(29,686)	$93,120

As of June 30, 2018, non-competition agreements and customer relationships had weighted average remaining useful lives of 3.40 and 10.64 years, respectively.

Amortization expense for intangible assets with definite lives was $6.2 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $8.1 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. Projected amortization expense for the next five fiscal years ending December 31, 2018, 2019, 2020, 2021 and 2022 will be $16.6 million, $14.8 million, $13.6 million, $12.8 million and $12.1 million, respectively.

During the three months ended June 30, 2018, the Company recorded an impairment charge of $2.8 million related to the trade names category of intangible assets. The trade name was impaired as a result of the reorganization and merger of two of the Company’s operating companies.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at June 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Revenue equipment	$618,070	$544,876
Buildings and improvements	53,271	53,366
Furniture and fixtures, office and computer equipment and vehicles	50,523	20,805
	721,864	619,047
Accumulated depreciation	(220,744)	(189,408)
	$501,120	$429,639

Depreciation expense on property and equipment was $25.5 million and $16.2 million for the three months ended June 30, 2018 and 2017, respectively, and $48.8 million and $31.1 million for the six months ended June 30, 2018 and 2017, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The components of the net investment in sales-type leases are as follows at June 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Minimum lease receivable	$68,138	$62,587
Deferred gain	(8,380)	(9,352)
Net minimum lease receivable	59,758	53,235
Unearned interest income	(9,373)	(10,432)

Net investment in sales-type leases	50,385	42,803
Current portion	(13,346)	(10,979)
	$37,039	$31,824

The long-term portion of sales-type leases is classified in other long-term assets on the consolidated balance sheets at June 30, 2018 and December 31, 2017.

Gain or loss on disposition of revenue equipment leased to owner-operators is included as a component of purchased freight in the consolidated statements of operations and comprehensive loss. The gains totaled approximately $0.9 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $1.4 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 9 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at June 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Brokerage and escorts	$11,034	$6,264
Unvouchered payables	4,612	4,156
Other accrued expenses	14,410	4,977
Owner-operator deposits	8,824	8,431
Interest	469	540
Fuel	1,992	1,130
Fuel taxes	4,978	378
	$46,319	$25,876

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Line of credit	$—	$4,561
Term loan facility	495,970	498,462
Equipment term loans	129,786	126,227
Capital leases	6,475	5,757
	632,231	635,007
Less current portion	(48,022)	(43,056)
Less unamortized debt issuance costs	(16,831)	(17,650)
Total long-term debt	$567,378	$574,301

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

The Term Loan Facility has a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.50% per annum through November 28, 2017, amended to 4.00% on that date for ABR Borrowings and LIBOR (subject to a 1.00% floor) plus 5.50% per annum through November 28, 2017, amended to 5.00% on that date for Eurodollar Rate Borrowings. At June 30, 2018, the average interest rate on the Term Loan Facility was 6.8%.

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

As amended, on August 16, 2017, the Term Loan Facility contains a financial covenant requiring the Company to maintain a consolidated total leverage ratio as of the last day of any fiscal quarter of less than or equal to 4.25 to 1.00, stepping down to 4.00 to 1.00 on March 31, 2019 and stepping down to 3.75 to 1.00 on March 31, 2021. Additionally, as amended, the Term Loan Facility contains a pro forma total leverage ratio of less than or equal to 4.25 to 1.00 for term loans funded from the delayed draw feature. The consolidated total leverage ratio is defined as the ratio of (i) consolidated total debt minus unrestricted cash and cash equivalents and cash and cash equivalents restricted in favor of the administrative agent and the lenders, to (ii) consolidated adjusted EBITDA for the trailing 12 month period (with customary add-backs permitted to consolidated adjusted EBITDA, including in respect of synergies and cost-savings reasonably identifiable and

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

factually supportable that are anticipated to be realized in an aggregate amount not to exceed 25% of consolidated adjusted EBITDA and subject to other customary limitations).

The Term Loan Facility permits voluntary prepayments of borrowings. In certain circumstances (subject to exceptions, exclusions and, in the case of excess cash flow, step-downs described below), the Company may also be required to make an offer to prepay the Term Loan Facility if it receives proceeds as a result of certain asset sales, debt issuances, casualty or similar events of loss, or if it has excess cash flow (defined as an annual amount calculated using a customary formula based on consolidated adjusted EBITDA, including, among other things, deductions for (i) the amount of certain voluntary prepayments of the Term Loan Facility and (ii) the amount of certain capital expenditures, acquisitions, investments and restricted payments). The percentage of excess cash flow that must be applied as a mandatory prepayment is 50% with respect to the initial excess cash flow period (the fiscal year ending on December 31, 2018) and will be 50%, 25% or 0% for future excess cash flow periods depending upon the first lien leverage ratio.

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

ABL Facility

Also, in conjunction with the Closing on February 27, 2017, the Company entered into a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $70.0 million, amended on June 15, 2018 to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. As amended on June 15, 2018, the ABL Facility’s maximum credit amount was increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of June 30, 2018, the Company had a net debit balance of $0.2 million, $8.7 million in letters of credit outstanding, and could incur approximately $82.4 million of additional indebtedness under the ABL Facility.

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

The ABL Facility is secured by all of the Company’s United States-based accounts receivable, parts supplies, cash and cash equivalents excluding proceeds of Term Loan Facility, securities and deposit accounts and other general assets not included in the Term Loan Facility collateral.

The ABL Facility contains (i) a financial covenant similar to the consolidated total leverage ratio required under the Term Loan Facility (but, as amended on August 31, 2017, in any event requiring a leverage ratio of less than or equal to 4.25 to 1.00 for the fiscal quarter, stepping down to 3.75 to 1.00 on March 31, 2021, in the same increments as the Term Loan Facility noted above) and (ii) during any period after a default or event of default or after excess availability falling below the greater of (x) $15.0 million and (y) 20% of the maximum credit amount, continuing until such time as no default or event of default has existed and excess availability has exceeded such amounts for a period of 60 consecutive days, a financial covenant requiring the Company to maintain a minimum consolidated fixed charge coverage

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ratio of 1.00x, tested on a quarterly basis. The Company’s fixed charge coverage ratio is defined as the ratio of (1) consolidated adjusted EBITDA minus unfinanced capital expenditures, cash taxes and cash dividends or distributions, to (2) the sum of all funded debt payments for the four quarter period then ending (with customary add-backs permitted to consolidated adjusted EBITDA).

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

As of June 30, 2018, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of June 30, 2018, the Company had term loans collateralized by equipment in the aggregate amount of $125.6 million with thirty-seven (37) lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.4% to 10.8%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of June 30, 2018, the Company has a bank mortgage loan with a balance of $3.6 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020.

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

Capital Leases

The Company leases certain equipment under long-term capital lease agreements that expire on various dates through May 2025. As of June 30, 2018 and December 31, 2017, the book value of the property and equipment recorded under capital leases was $5.6 million and $7.0 million, net of accumulated depreciation of $7.1 million and $5.8 million, respectively. Depreciation expense related to lease equipment was $0.7 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively.

Main Street Capital Corporation

In 2013, Main Street Capital Corporation (Main Street) loaned the Company $20.0 million under a senior subordinated secured term loan (the Main Street Loan). The Main Street Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. Paid-in kind (PIK) interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the six months ended June 30, 2017, $0.1 million of accrued PIK interest was added to the principal balance. In conjunction with Business Combination, the Main Street Loan was repaid in February 2017. See Note 3 for additional details on the Business Combination.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prudential Capital Partners

In 2013, the Company issued senior secured subordinated promissory notes in the initial aggregate principal amount of $20.0 million (PCP Subordinated Notes) to Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P. (collectively, the PCP Investors) pursuant to the Securities Purchase Agreement, dated as of November 12, 2013, by and among the Company, certain of its subsidiaries and the PCP Investors. The PCP Subordinated Notes were subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. PIK interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the six months ended June 30, 2017, $0.1 million of accrued PIK interest was added to the principal balance. In conjunction with Business Combination, the PCP Subordinated Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future Payments

Future principal payments on long-term debt as of June 30, 2018 are as follows (in thousands):

	Term Loan Facility	Equipment Term Loans	Capital Leases	Total

2018	$4,985	$41,092	$2,314	$48,391
2019	2,500	34,081	1,755	38,336
2020	2,500	23,716	916	27,132
2021	2,500	14,610	869	17,979
2022	2,500	10,207	501	13,208
Thereafter	480,985	6,080	727	487,792

Total minimum lease payments			7,082
Loan amount attributable to interest			(607)	(607)

Total (Present value of minimum lease payments on capital leases)	$495,970	$129,786	6,475	$632,231
Less current portion			(1,945)
Long-term capital leases			$4,530

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2018 and 2017 were 1,371.0% and (113.6%), respectively, and 666.2% and 4.7% for the six months ended June 30, 2018 and 2017, respectively. The increase is primarily the result of recognized deferred tax liabilities for final valuations of intangible assets related to the December 2017 acquisitions and then remeasured using the Tax Cuts and Jobs Act (TCJA) rates, which resulted in the recognition of an approximately $14.0 million deferred tax benefit during both the three and six month periods ended June 30, 2018. Differences between the Company’s effective tax rate and the federal statutory rate also result from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers and transaction expenses. Additionally, difference in the effective tax rate in 2018 compared to 2017 are also the result of the change in the Federal tax rate from 35% to 21% applied to pre-tax book income and increased by permanent items in 2018 compared to a pre-tax book loss offset by permanent items in 2017.

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

There were no changes in uncertain tax positions during the six months ended June 30, 2018.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On June 1, 2018, after having met the earnout provisions contained in the Merger Agreement, the Company issued 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, pro rata among the Private Daseke Stockholders (Earnout Shares).

The Earnout Shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering on the basis that the securities were offered and sold in a non-public offering to “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act). Private Daseke engaged a purchaser representative to serve as the purchaser representative for two Private Daseke Stockholders who were not “accredited investors,” which purchaser representative met all of the conditions set forth in Rule 501(i) of Regulation D, as required to comply with applicable federal securities laws in connection with the issuance of shares of the Company’s common stock to these two Private Daseke Stockholders pursuant to the Merger Agreement.

On June 6, 2018, as part of the consideration paid for the Aveda acquisition, the Company issued 1,612,979 shares of Daseke common stock valued at $15.4 million. See Note 4 for additional details about the Aveda acquisition.

As of June 30, 2018, the Company has approximately 1.5 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 13 for additional details about the Company’s stock-based compensation plan.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. Quarterly dividends of $0.68 per share were declared on April 24, 2017, which were paid on July 28, 2017. On February 27, 2018 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2018. On May 22, 2018, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 20, 2018.

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

Warrants

At June 30, 2018, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes stock option grants under the Plan from February 27, 2017 through June 30, 2018:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Director Group	150,000	145,000	5 years	$9.98	$632,200
Employee Group	1,767,495	1,713,289	5 years	$10.51	$7,829,731
Total		1,858,289

The Company’s calculations of the fair value of stock options granted through June 30, 2018 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions as of June 30, 2018:

Weighted average expected life	6.5 years
Risk-free interest rate	2.28% to 2.63%
Expected volatility	37.6% to 39.9%
Expected dividend yield	0.00%

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

A summary of option activity under the Plan as of June 30, 2018 and changes during the six months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2018	1,655,995	$10.36	9.3	$6,505
Granted	253,000	11.20	10.0	—
Exercised	(5,000)	9.98	—	—
Forfeited or expired	(45,706)	10.44	—	—
Outstanding as of June 30, 2018	1,858,289	10.48	8.9	33

Exercisable as of June 30, 2018	280,395	$9.98	8.7	$2

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes restricted stock unit grants under the Plan from June 1, 2017 through June 30, 2018:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Grant Date Fair Value

Employee Group	1,569,371	995,751	5 years	$16,619,639

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures will be recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures are incurred.

A summary of restricted stock unit awards activity under the Plan as of June 30, 2018 and changes during the six months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Outstanding as of January 1, 2018	763,591	$9.98
Granted	560,503	11.66
Exercised	(105,733)	9.36
Forfeited	(222,610)	11.54
Outstanding as of June 30, 2018	995,751	$10.64

Aggregate stock-based compensation expense, net of forfeitures, was $0.9 million and $0.5 million during the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $0.5 million during the six months ended June 30, 2018 and 2017, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive loss. As of June 30, 2018, there was $6.6 million and $9.9 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 4.0 years for stock options and 4.3 years for restricted stock units.

NOTE 14 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under The Employee Retirement Income Security Act of 1974 (ERISA) provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of $1.1 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively and $1.9 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. The Company sponsors defined contribution profit-sharing plans, including 401(k) provisions for substantially all employees of acquired companies whose plans have not been merged into the Retirement Plan at June 30, 2018. Matching contributions for 401(k) defined contribution plans not yet merged into the Retirement Plan totaled approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, with no such contributions for the three or six months ended June 30, 2017.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office building facilities, terminal locations and revenue equipment under non-cancelable operating leases. Certain of the Company’s operating lease agreements contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). The total amount of rent payments due over the lease terms are charged to rent expense on the straight-line, undiscounted method over the lease terms. Building and terminal rent expense under operating leases was $3.0 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $5.7 million and $2.4 million for the six months ended June 30, 2018 and

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2017, respectively. Tractor, trailer and other revenue equipment rent expense under operating leases was $4.6 million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively, and $9.0 million and $7.9 million for the six months ended June 30, 2018 and 2017, respectively.

Letters of Credit

The Company had outstanding letters of credit at June 30, 2018 totaling approximately $10.6 million, including those disclosed in Note 10. These letters of credit cover liability insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $1.3 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $2.1 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $2.4 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $3.9 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables reflect certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended June 30, 2018
Total revenue	$162,179	$218,358	$(3,638)	$376,899
Operating income (loss)	9,269	7,106	(7,867)	8,508
Depreciation	6,726	18,776	25	25,527
Amortization of intangible assets	2,508	3,731	—	6,239
Interest expense	1,957	2,729	6,384	11,070
Income (loss) before income tax	7,436	4,551	(13,048)	(1,061)
Total assets	409,537	857,264	57,301	1,324,102
Capital expenditures	1,865	21,459	219	23,543

Three Months Ended June 30, 2017
Total revenue	$86,898	$111,985	$(1,560)	$197,323
Operating income (loss)	6,322	4,589	(6,447)	4,464
Depreciation	6,823	9,334	39	16,196
Amortization of intangible assets	437	1,005	—	1,442
Interest expense	1,722	1,838	2,984	6,544
Income (loss) before income tax	4,623	2,852	(9,398)	(1,923)
Total assets	276,726	382,679	35,590	694,995
Capital expenditures	138	5,150	24	5,312

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Six Months Ended June 30, 2018
Total revenue	$307,187	$403,246	$(5,953)	$704,480
Operating income (loss)	16,232	12,251	(12,218)	16,265
Depreciation	13,669	35,090	56	48,815
Amortization of intangible assets	2,945	5,188	—	8,133
Interest expense	3,805	5,234	12,368	21,407
Income (loss) before income tax	12,632	8,176	(23,049)	(2,241)
Capital expenditures	2,396	28,317	410	31,123

Six Months Ended June 30, 2017
Total revenue	$168,202	$192,658	$(3,103)	$357,757
Operating income (loss)	10,201	5,596	(12,181)	3,616
Depreciation	13,905	17,086	78	31,069
Amortization of intangible assets	874	2,010	—	2,884
Interest expense	3,486	3,694	5,260	12,440
Income (loss) before income tax	6,728	1,943	(21,109)	(12,438)
Capital expenditures	224	6,534	48	6,806

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 – EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Numerator:
Net income (loss)	$13,485	$(4,107)	$12,688	$(11,852)
Less Series A preferred dividends	(1,239)	(1,693)	(2,478)	(1,694)
Less Series B preferred dividends	—	—	—	(806)
Allocation of earnings to nonvested participating restricted stock units	(222)	—	(182)	—
Numerator for basic and diluted EPS	$12,024	$(5,800)	$10,028	$(14,352)

Denominator:
Weighted-average shares outstanding	59,460	37,945	56,902	32,469
Weighted average nonvested participating restricted stock units	1,099	-	1,034	-
Denominator for basic and diluted EPS – weighted-average shares	60,559	37,945	57,936	32,469

Basic and diluted EPS	$0.20	$(0.15)	$0.17	$(0.44)

NOTE 18 – SUBSEQUENT EVENTS

On August 1, 2018, the Company acquired all of the outstanding shares of Builders Transportation (Builders) based in Memphis, Tennessee for total consideration of $53.8 million, consisting of $32.9 million in cash, 399,530 shares of Daseke common stock valued at $3.4 million and the assumption of $17.5 million of debt. Builders transports metals and building materials, expanding the Flatbed Segment.

On July 1 and August 1, 2018, the Company closed two acquisitions to acquire 100% of the outstanding shares of the entities for aggregate consideration of $31.6 million, consisting of $20.1 million in cash and 95,803 shares of Daseke common stock valued at $0.9 million. Additionally, approximately $10.6 million of debt and capital lease obligations was assumed. These two acquisitions expand operations in the northwest United States and Canada, in the Specialized Segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Daseke, Inc. (Daseke or the Company) is a leading provider and consolidator of transportation and logistics solutions focused exclusively on flatbed and specialized freight in North America. The transportation and logistics market is one of the largest industries in the United States. The flatbed and specialized freight market currently represents approximately 10% of the more than 1.5 million population of trucks used in the broader transportation and logistics market.

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

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure and fixed cost requirements. Approximately 47% of freight, logistics and brokerage revenue for the six months ended June 30, 2018 was derived from company-owned equipment and approximately 53% was derived from asset-light services.

Business Combination and Other Recent Developments

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Private Daseke, with Private Daseke surviving as a direct wholly-owned subsidiary of Hennessy. The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). Daseke met the earn-out provision for the year ended December 31, 2017 and 5 million shares were issued to the Private Daseke stockholders in the second quarter of 2018. See Note 3 of Notes to Consolidated Financial Statements for more information regarding the Business Combination.

On August 1, 2018, the Company acquired all of the outstanding shares of Builders Transportation (Builders) based in Memphis, Tennessee for total consideration of $53.8 million, consisting of $32.9 million in cash, 399,530 shares of Daseke common stock valued at $3.4 million and the assumption of $17.5 million of debt. Builders transports metals and building materials, expanding the Flatbed Segment.

On July 1 and August 1, 2018, the Company closed two acquisitions to acquire 100% of the outstanding shares of the entities for aggregate consideration of $31.6 million, consisting of $20.1 million in cash and 95,803 shares of Daseke common stock valued at $0.9 million. Additionally, approximately $10.6 million of debt and capital lease obligations was assumed. These two acquisitions expand operations in the northwest United States and Canada, in the Specialized Segment.

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

The Company’s brokerage revenue is generated by its use of third-party carriers when it needs capacity to move its customers’ loads. The main factor that affects brokerage revenue is the availability of the Company’s drivers and owner-operators (and hence the need for third-party carriers) and the rate for the load. Brokerage revenue is also affected by fluctuations in North American economic activity as well as changes in the level of capacity in the industry and driver availability.

Logistics revenue is generated from a range of services, including value-added warehousing, loading and unloading, vehicle maintenance and repair, preparation and packaging, fuel management, and other fleet management solutions. Logistics revenue is primarily driven by specific customer requirements for additional services and may fluctuate depending on customers’ utilization of these services due to changes in cargo specifications, delivery staging and fluctuations in North American economic activity.

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

Expenses

The Company’s most significant expenses vary with miles traveled and include driver wages, services purchased from owner-operators and other transportation providers (which are recorded on the “Purchased freight” line of the Company’s consolidated statements of operations) and fuel. Although driver-related expenses vary with miles traveled, the Company currently expects that its expenses relating to driver wages, as a percentage of operating revenues, will increase in the near-term, with or without changes in total miles, due to expected increases in average driver wages paid per mile in the general trucking industry. The expected increases in driver wages per mile are due to current market conditions caused by a shortage of qualified drivers in the industry when compared to current demand.

Maintenance and tire expenses and cost of insurance and claims generally vary with the miles the Company travels but also have a controllable component based on safety improvements, fleet age, efficiency and other factors. The Company’s primary fixed costs are depreciation of long-term assets (such as tractors, trailers and terminals), interest expense, rent and non-driver compensation.

The Company’s fuel surcharge programs help to offset increases in fuel prices but typically do not offset empty miles, idle time and out of route miles driven. As discussed above under “Revenue”, its fuel surcharge programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue. Due to this time lag, the Company’s fuel expense, net of fuel surcharge, negatively impacts its operating income during periods of sharply rising fuel costs and positively impacts its operating income during periods of falling fuel costs. In general, due to the fuel surcharge programs, its operating income is less negatively affected by an environment with higher, stable fuel prices than an environment with lower fuel prices. In addition to its fuel surcharge programs, the Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures. Also, the Company has arrangements with some of its significant fuel suppliers to buy the majority of its fuel at contracted pricing schedules that fluctuate with the market price of diesel fuel. The Company has not used derivatives as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

Factors Affecting the Comparability of the Company’s Financial Results

Acquisitions

The comparability of the Company’s results of operations among the periods presented is impacted by the acquisitions listed below. Also, as a result of the below acquisitions, the Company’s historical results of operations may not be comparable or indicative of future results.

2018 Acquisitions

•

Aveda Acquisition – Effective June 6, 2018, the Company acquired 100% of the outstanding equity interests of Aveda, to expand its capabilities to include the specialized transportation of equipment required for the exploration, development and production of petroleum resources in the United States and Canada. Aveda is part of the Company’s Specialized Solutions segment.

2017 Acquisitions

•

Belmont Acquisition – Effective December 29, 2017, the Company’s subsidiary Smokey Point Distributing acquired 100% of the outstanding equity interests of Belmont, as a dedicated glass hauler that will complement the Company’s existing glass hauling capabilities. Belmont is part of the Company’s Specialized Solutions segment.

•

Moore Freight Services Acquisition – Effective December 1, 2017, the Company acquired 100% of the outstanding equity interests of Moore Freight Services to expand its capabilities as a commercial sheet glass carrier. Moore Freight Services is part of the Company’s Specialized Solutions segment.

•

Roadmaster Group Acquisition – Effective December 1, 2017, the Company acquired 100% of the outstanding equity interests of Roadmaster Group to expand its capabilities as a market leader in high security cargo. Roadmaster Group is part of the Company’s Specialized Solutions segment.

•

R&R Acquisition – Effective September 1, 2017, the Company acquired 100% of the outstanding stock of R&R, to expand its capabilities to include government and commercial arms, ammunitions and explosives. R&R is part of the Company’s Specialized Solutions segment.

•

Steelman Acquisition – Effective July 1, 2017, the Company acquired 100% of the outstanding stock of Steelman, to expand its presence in the Midwestern United States and in both the power sports and heavy haul industries. Steelman is part of the Company’s Specialized Solutions segment.

•

Schilli Acquisition – Effective May 1, 2017, the Company acquired 100% of the outstanding stock of Schilli, to expand its presence in the Midwestern United States. Schilli is part of the Company’s Specialized Solutions segment.

•

Big Freight Acquisition - Effective May 1, 2017, the Company acquired 100% of the outstanding stock of Big Freight, to expand its presence into Canada and the power sports industry. Big Freight is part of the Company’s Specialized Solutions segment.

The Company refers to the above acquisitions collectively as the “Specialized Solutions Acquisitions.”

•

Tennessee Steel Haulers Acquisition – Effective December 1, 2017, the Company acquired 100% of the outstanding equity interests of TSH & Co. to expand its presence on the East Coast and in the Southeastern United States in both the steel and building materials industries. TSH & Co. is part of the Company’s Flatbed Solutions segment.

The Company refers to all 2017 and 2018 acquisitions described above collectively as the “Recent Acquisitions.”

The Business Combination

The Company’s historical results of operations may not be comparable or indicative of results after the consummation of the Business Combination as a result of the following:

•

Transaction Costs. During the six months ended June 30, 2017, the Company expensed $1.7 million of transaction costs related to the Business Combination. There were no such expenses for the six months ended June 30, 2018.

•

Deferred Financing Fees. During the six months ended June 30, 2017, the Company expensed $3.9 million of unamortized deferred financing fees associated with debt refinanced in conjunction with the Business Combination. There were no such expenses for the six months ended June 30, 2018.

Daseke Fleet Services

In May 2018, the Company launched Daseke Fleet Services (DFS) as a new department to support the Company’s growing scale by leveraging areas such as purchasing, equipment optimization and maintenance to improve cost efficiencies in ways that support both the Company’s operating companies and overall organic growth.

DFS focuses on lifecycle management of revenue equipment including maximization of national purchasing power, enhanced maintenance programs, strategic disposition of assets, and high-level warranty management. The formation of DFS is expected to reduce operating expenses which will improve the Company’s operating income, operating ratio and margins.

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive loss for the three months ended June 30, 2018 and 2017 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended June 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$272,583	72.3	$149,654	75.8	$122,929	82.1
Brokerage	60,091	15.9	28,656	14.5	31,435	109.7
Logistics	8,891	2.4	2,700	1.4	6,191	229.3
Fuel surcharge	35,334	9.4	16,313	8.3	19,021	116.6
Total revenue	376,899	100.0	197,323	100.0	179,576	91.0

OPERATING EXPENSES:
Salaries, wages and employee benefits	90,614	24.0	58,186	29.5	32,428	55.7
Fuel	31,359	8.3	20,466	10.4	10,893	53.2
Operations and maintenance	40,465	10.7	28,967	14.7	11,498	39.7
Communications	807	0.2	549	0.3	258	47.0
Purchased freight	141,582	37.6	49,760	25.2	91,822	184.5
Administrative expenses	13,077	3.5	8,022	4.1	5,055	63.0
Sales and marketing	651	0.2	555	0.3	96	17.3
Taxes and licenses	3,890	1.0	2,611	1.3	1,279	49.0
Insurance and claims	10,428	2.8	5,042	2.6	5,386	106.8
Acquisition-related transaction expenses	1,402	0.4	1,037	0.5	365	35.2
Depreciation and amortization	31,766	8.4	17,638	8.9	14,128	80.1
(Gain) loss on disposition of revenue property and equipment	(490)	(0.1)	26	*	(516)	(1,984.6)
Impairment	2,840	0.8	—	*	2,840	100.0
Total operating expenses	368,391	97.7	192,859	97.7	175,532	91.0
Operating ratio	97.7%		97.7%
Adjusted operating ratio(1)	94.7%		95.5%
INCOME FROM OPERATIONS	8,508	2.3	4,464	2.3	4,044	90.6

Other expense (income):
Interest income	(601)	(0.2)	(50)	*	(551)	1,102.0
Interest expense	11,070	2.9	6,544	3.3	4,526	69.2
Other	(900)	(0.2)	(107)	(0.1)	(793)	741.1
Total other expense	9,569	2.5	6,387	3.2	3,182	49.8

Loss before provision (benefit) for income taxes	(1,061)	(0.3)	(1,923)	(1.0)	862	(44.8)
Provision (benefit) for income taxes	(14,546)	(3.9)	2,184	1.1	(16,730)	(766.0)
Net income (loss)	$13,485	3.6	$(4,107)	(2.1)	$17,592	(428.3)

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended June 30, 2018 and 2017 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended June 30, 2018 and 2017.

FLATBED SOLUTIONS

	Three Months Ended June 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$118,486	73.1	$68,889	79.3	$49,597	72.0
Brokerage	23,875	14.7	9,495	10.9	14,380	151.4
Logistics	693	0.4	—	*	693	*
Fuel surcharge	19,125	11.8	8,514	9.8	10,611	124.6
Total revenue	162,179	100.0	86,898	100.0	75,281	86.6

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	27,162	16.7	24,356	28.0	2,806	11.5
Fuel	11,407	7.0	9,961	11.5	1,446	14.5
Operations and maintenance	10,898	6.7	8,974	10.3	1,924	21.4
Purchased freight	84,898	52.3	24,224	27.9	60,674	250.5
Depreciation and amortization	9,234	5.7	7,260	8.4	1,974	27.2
Other operating expenses	9,311	5.7	5,801	6.7	3,510	60.5
Total operating expenses	152,910	94.3	80,576	92.7	72,334	89.8
Operating ratio	94.3%		92.7%
Adjusted operating ratio(2)	93.0%		91.6%
INCOME FROM OPERATIONS	$9,269	5.7	$6,322	7.3	$2,947	46.6

OPERATING STATISTICS:
Total miles	58,482,608		38,231,186		20,251,422	53.0
Company-operated tractors, at quarter-end	1,017		1,135		(118)	(10.4)
Owner-operated tractors, at quarter-end	1,574		472		1,102	233.5
Number of trailers, at quarter-end	4,404		2,877		1,527	53.1

Company-operated tractors, average for the quarter	1,061		1,144		(83)	(7.3)
Owner-operated tractors, average for the quarter	1,532		463		1,069	230.9

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended June 30, 2018 and 2017 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended June 30, 2018 and 2017.

SPECIALIZED SOLUTIONS

	Three Months Ended June 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$157,118	72.0	$82,143	73.4	$74,975	91.3
Brokerage	36,399	16.7	19,198	17.1	17,201	89.6
Logistics	8,236	3.8	2,708	2.4	5,528	204.1
Fuel surcharge	16,605	7.6	7,936	7.1	8,669	109.2
Total revenue	218,358	100.0	111,985	100.0	106,373	95.0

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	62,164	28.5	31,989	28.6	30,175	94.3
Fuel	19,952	9.1	10,506	9.4	9,446	89.9
Operations and maintenance	29,423	13.5	19,753	17.6	9,670	49.0
Purchased freight	60,348	27.6	27,060	24.2	33,288	123.0
Depreciation and amortization	22,507	10.3	10,339	9.2	12,168	117.7
Impairment	2,840	1.3	—	*	2,840	100.0
Other operating expenses	14,018	6.4	7,749	6.9	6,269	80.9
Total operating expenses	211,252	96.7	107,396	95.9	103,856	96.7
Operating ratio	96.7%		95.9%
Adjusted operating ratio(2)	92.8%		93.8%
INCOME FROM OPERATIONS	$7,106	3.3	$4,589	4.1	$2,517	54.8

OPERATING STATISTICS:
Total miles	54,612,450		31,379,689		23,232,761	74.0
Company-operated tractors, at quarter-end	2,460		1,537		923	60.1
Owner-operated tractors, at quarter-end	611		282		329	116.7
Number of trailers, at quarter-end	8,210		4,525		3,685	81.4

Company-operated tractors, average for the quarter	2,159		1,393		766	55.0
Owner-operated tractors, average for the quarter	581		263		318	120.9

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 91.0% to $376.9 million for the three months ended June 30, 2018 from $197.3 million for the three months ended June 30, 2017, primarily due to the Recent Acquisitions. The increase in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $24.8 million, or 12.6%, due to increases in freight revenue, brokerage revenue and fuel surcharge. Freight revenue, excluding the effect of the Recent Acquisitions, increased $10.8 million, or 7.2%, from $149.6 million for the three months ended June 30, 2017 to $160.4 million for the three months ended June 30, 2018. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $5.3 million, or 18.5%, from $28.6 million for the three months ended June 30, 2017 to $33.9 million for the three months ended June 30, 2018. The increases in freight and brokerage revenue were primarily as a result of increases in rates, while miles driven were relatively flat when compared to the same period in 2017, excluding the effect of the Recent Acquisitions. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased $6.9 million, or 42.5%, from $16.3 million for the three months ended June 30, 2017 to $23.2 million for the three months ended June 30, 2018.

The Company’s Flatbed Solutions segment’s revenue was $162.2 million for the three months ended June 30, 2018 as compared to $86.9 million for the three months ended June 30, 2017, an increase of 86.6%, which was primarily the result of the TSH & Co. Acquisition. The increase in revenue, excluding the effect of the TSH & Co. Acquisition was 12.4%, or $10.7 million, due to increases in freight revenue and fuel surcharge. Freight revenue, excluding the effect of the TSH & Co. Acquisition, increased to $75.3 million for the three months ended June 30, 2018 from $68.9 million for the three months ended June 30, 2017, an increase of 9.3%. The increase in freight revenue were primarily as a result of increases in rates, slightly offset by a 3.9% decrease in miles driven when compared to the same period in 2017, excluding the effect of the TSH & Co. Acquisition. Fuel surcharges, excluding the effect of the TSH & Co. Acquisition, increased to $12.4 million for the three months ended June 30, 2018 from $8.5 million for the three months ended June 30, 2017, an increase of 46.2%.

The Company’s Specialized Solutions segment’s revenue was $218.4 million for the three months ended June 30, 2018 as compared to $112.0 million for the three months ended June 30, 2017, an increase of 95.0%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions, was an increase of $16.2 million, or 14.4%, primarily due to increases in freight revenue, fuel surcharge and brokerage revenues. Freight revenue, excluding the effect of the Specialized Solutions Acquisitions, increased to $88.2 million for the three months ended June 30, 2018 from $82.2 million for the three months ended June 30, 2017, an increase of 7.3%. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions, increased to $24.2 million for the three months ended June 30, 2018 from $19.2 million for the three months ended June 30, 2017, an increase of 26.1%. The increases in freight and brokerage revenue were primarily as a result of increases in rates and a slight 2.5% increase in miles driven when compared to the same period in 2017, excluding the effect of the Specialized Solutions Acquisitions. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions, increased to $11.2 million for the three months ended June 30, 2018 from $7.9 million for the three months ended June 30, 2017, an increase of 41.0%.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices, which increased by 25.0% in the second quarter of 2018 compared to the same period in 2017.

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

Salaries, wages and employee benefits expense increased 55.7% to $90.6 million for the three months ended June 30, 2018 from $58.2 million for the three months ended June 30, 2017, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 5.6%, or $3.3 million, and was primarily due to increased employee compensation, due to expected near-term increases in average driver wages in the trucking industry and general inflation. This increase was offset by a decrease in employee health insurance cost as a result of cost savings obtained by changing insurance providers. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 1.8% for the three months ended June 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the three months ended June 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Flatbed Solutions segment had a $2.8 million, or 11.5%, increase in salaries, wages and employee benefits expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of the TSH & Co. Acquisition, which resulted in a $3.2 million increase. Excluding the effect of the TSH & Co. Acquisition, salaries, wages and employee benefit expense decreased 1.6%, or $0.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This decrease was due to a decrease in workers’ compensation insurance cost as a result of cost savings obtained by a change in one of the Company’s insurance providers. Employee compensation was relatively flat for the Flatbed Solutions segment for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Excluding the effect of the TSH & Co. Acquisition, salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 4.2% for the three months ended June 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the three months ended June 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Specialized Solutions segment had a $30.2 million, or 94.3%, increase in salaries, wages and employee benefits expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. The increase, excluding the effect of the Specialized Solutions Acquisitions, was 13.2%, or $4.2 million, and was primarily due to increased employee compensation, due to the trucking industry and general inflation, as discussed above. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased less than 1% for the three months ended June 30, 2018 as compared to the same period in 2017.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense increased $10.9 million, or 53.2%, to $31.4 million for the three months ended June 30, 2018 from $20.5 million for the three months ended June 30, 2017. This increase was primarily a result of higher fuel prices and the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, fuel expense increased 26.0%, or $5.3 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.190 for the three months ended June 30, 2018, compared to $2.552 for the same period in 2017, a 25.0% increase. Total miles driven, excluding the Recent Acquisitions, decreased 1.0% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

The Company’s Flatbed Solutions segment’s fuel expense increased 14.5% to $11.4 million for the three months ended June 30, 2018 from $10.0 million for the three months ended June 30, 2017, primarily as a result of higher fuel prices. The higher fuel prices were slightly offset by a decrease in total miles driven, excluding the TSH & Co. Acquisition, of 3.9% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

The Company’s Specialized Solutions segment’s fuel expense increased 89.9% to $20.0 million for the three months ended June 30, 2018 from $10.5 million for the three months ended June 30, 2017, primarily as the result of the Specialized Solutions Acquisitions, higher fuel prices and additional miles driven. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment increased 37.0% to $14.4 million. Total miles driven, excluding the Specialized Solutions Acquisitions, increased 2.5%, or approximately 777,400 miles, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

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

Operations and maintenance expense increased 39.7% to $40.5 million for the three months ended June 30, 2018 from $29.0 million for the three months ended June 30, 2017, primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense decreased 1.6% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 2.1% for the three months ended June 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the three months ended June 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $1.9 million, or 21.4%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of the TSH & Co. Acquisition. Excluding the effect of the TSH & Co. Acquisition, operations and maintenance expense increased $0.7 million, or 7.9%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of an increase in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the TSH & Co. Acquisition, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), was a decrease of less than 1% for the three months ended June 30, 2018 as compared to the same period in 2017.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $9.7 million, or 49.0%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense decreased $1.1 million, or 5.5%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of reduced pilot car and permit expenses. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 3.3% for the three months ended June 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the three months ended June 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 184.5% from $49.8 million during the three months ended June 30, 2017 to $141.6 million during the three months ended June 30, 2018, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 21.4% to $60.4 million for the three months ended June 30, 2018. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 31.1% from $27.4 million during the three months ended June 30, 2017 to $36.0 million during the three months ended June 30, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 10.3% from $21.4 million during the three months ended June 30, 2017 to $23.6 million during the three months ended June 30, 2018, primarily as a result of increased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, increased 2.0% for the three months ended June 30, 2018 as compared to the same period in 2017 as a result of higher utilization of owner-operators and third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 250.5% to $84.9 million for the three months ended June 30, 2018 from $24.2 million for the three months ended June 30, 2017, primarily as a result of the TSH & Co. Acquisition, which resulted in a $53.2 million increase to purchased freight expense. Excluding the effect of the TSH & Co. Acquisition, the Company’s Flatbed Solutions segment’s purchased freight expense increased 30.7% to $31.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to increases in the utilization of owner-operators in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators, excluding the TSH & Co. Acquisition, increased 41.8% to $24.1 million for the three months ended June 30, 2018 from $17.0 million for the three months ended June 30, 2017, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the TSH & Co. Acquisition, was relatively flat for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Excluding the effect of the TSH & Co. Acquisition, purchased freight expense, as a percentage of Flatbed Solutions revenue, increased 4.5% for the three months ended June 30, 2018 as compared to the same period in 2017 from higher utilization of owner-operators.

The Company’s Specialized Solutions segment’s purchased freight expense increased 123.0% to $60.3 million during the three months ended June 30, 2018 from $27.1 million during the three months ended June 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 19.8% to $32.4 million for the three months ended June 30, 2018. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions, increased 13.7% from $10.5 million during the three months ended June 30, 2017 to $11.9 million during the three months ended June 30, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 14.7% from $14.8 million during the three months ended June 30, 2017 to $17.0 million during the three months ended June 30, 2018, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of Specialized Solutions revenue, increased 1.1% for the three months ended June 30, 2018 as compared to the same period in 2017 from higher utilization of owner-operators and third-party capacity providers.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment.

Depreciation and amortization expense increased 80.1% to $31.8 million during the three months ended June 30, 2018 from $17.6 million during the three months ended June 30, 2017, as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense was relatively flat for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

The Company’s Flatbed Solutions segment had a 27.2% increase in depreciation and amortization expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Excluding the TSH & Co. Acquisition, depreciation and amortization expense during the three months ended June 30, 2018 decreased 4.7% primarily as a result of an 8.3% reduction in company-owned tractors and an 8.7% reduction in trailers, respectively, as compared to the same period in 2017.

The Company’s Specialized Solutions segment had a 117.7% increase in depreciation and amortization expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of the Specialized Solutions Acquisitions. After adjusting for the effect of the Specialized Solutions Acquisitions, depreciation and amortization expense increased 6.7% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of a 1.0% increase in company-owned tractors and a 3.3% increase in trailers, respectively, as compared to the same period in 2017.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $2.6 million for the three months ended June 30, 2017 to $3.9 million for the three months ended June 30, 2018. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.3% for the three months ended June 30, 2018 and 2017.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 106.8% to $10.4 million during the three months ended June 30, 2018 from $5.0 million during the three months ended June 30, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased from 2.6% for the three months ended June 30, 2017 to 3.5% for the three months ended June 30, 2018 primarily due to increases in claim accruals and liability premiums.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 69.2% to $11.1 million during the three months ended June 30, 2018 from $6.5 million during the three months ended June 30, 2017. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2017 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Benefit from income taxes increased from a provision of $2.2 million for the three months ended June 30, 2017 to a benefit of $14.5 million for the three months ended June 30, 2018. The increase is primarily the result of recognized deferred tax liabilities for final valuations of intangible assets related to the December 2017 acquisitions and then remeasured using the Tax Cuts and Jobs Act (TCJA) rates, which resulted in the recognition of an approximately $14.0 million deferred tax benefit during the three months ended June 30, 2018. The effective tax rate was 1,371.0% for the three months ended June 30, 2018, compared to (113.6%) for the three months ended June 30, 2017. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive loss for the six months ended June 30, 2018 and 2017 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Six Months Ended June 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$512,654	72.8	$275,209	76.9	$237,445	86.3
Brokerage	106,229	15.1	49,525	13.8	56,704	114.5
Logistics	19,609	2.8	2,700	0.8	16,909	626.3
Fuel surcharge	65,988	9.4	30,323	8.5	35,665	117.6
Total revenue	704,480	100.0	357,757	100.0	346,723	96.9

OPERATING EXPENSES:
Salaries, wages and employee benefits	172,959	24.6	108,307	30.3	64,652	59.7
Fuel	64,735	9.2	39,689	11.1	25,046	63.1
Operations and maintenance	75,028	10.7	52,191	14.6	22,837	43.8
Communications	1,506	0.2	952	0.3	554	58.2
Purchased freight	259,305	36.8	87,346	24.4	171,959	196.9
Administrative expenses	25,214	3.6	15,400	4.3	9,814	63.7
Sales and marketing	1,287	0.2	937	0.3	350	37.4
Taxes and licenses	7,584	1.1	4,892	1.4	2,692	55.0
Insurance and claims	19,612	2.8	9,165	2.6	10,447	114.0
Acquisition-related transaction expenses	1,842	0.3	1,483	0.4	359	24.2
Depreciation and amortization	56,948	8.1	33,953	9.5	22,995	67.7
Gain on disposition of revenue property and equipment	(645)	(0.1)	(174)	*	(471)	270.7
Impairment	2,840	0.4	—	*	2,840	100.0
Total operating expenses	688,215	97.7	354,141	99.0	334,074	94.3
Operating ratio	97.7%		99.0%
Adjusted operating ratio(1)	95.2%		96.7%
INCOME FROM OPERATIONS	16,265	2.3	3,616	1.0	12,649	349.8

Other expense (income):
Interest income	(1,042)	(0.1)	(54)	*	(988)	1,829.6
Interest expense	21,407	3.0	12,440	3.5	8,967	72.1
Write-off of unamortized deferred financing fees	—	*	3,883	1.1	(3,883)	(100.0)
Other	(1,859)	(0.3)	(215)	(0.1)	(1,644)	764.7
Total other expense	18,506	2.6	16,054	4.5	2,452	15.3

Loss before benefit for income taxes	(2,241)	*	(12,438)	(3.5)	10,197	(82.0)
Benefit for income taxes	(14,929)	(2.1)	(586)	(0.2)	(14,343)	2,447.6
Net income (loss)	$12,688	1.8	$(11,852)	(3.3)	$24,540	(207.1)

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the six months ended June 30, 2018 and 2017 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the six months ended June 30, 2018 and 2017.

FLATBED SOLUTIONS

	Six Months Ended June 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$222,998	72.6	$132,863	79.0	$90,135	67.8
Brokerage	46,873	15.3	18,593	11.1	28,280	152.1
Logistics	1,407	0.5	—	*	1,407	*
Fuel surcharge	35,909	11.7	16,746	10.0	19,163	114.4
Total revenue	307,187	100.0	168,202	100.0	138,985	82.6

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	53,973	17.6	48,185	28.6	5,788	12.0
Fuel	23,240	7.6	20,382	12.1	2,858	14.0
Operations and maintenance	21,737	7.1	17,891	10.6	3,846	21.5
Purchased freight	157,240	51.2	45,675	27.2	111,565	244.3
Depreciation and amortization	16,614	5.4	14,779	8.8	1,835	12.4
Other operating expenses	18,151	5.9	11,089	6.6	7,062	63.7
Total operating expenses	290,955	94.7	158,001	93.9	132,954	84.1
Operating ratio	94.7%		93.9%
Adjusted operating ratio(2)	93.6%		92.8%
INCOME FROM OPERATIONS	$16,232	5.3	$10,201	6.1	$6,031	59.1

OPERATING STATISTICS:
Total miles	116,341,393		75,672,073		40,669,320	53.7
Company-operated tractors, at quarter-end	1,017		1,135		(118)	(10.4)
Owner-operated tractors, at quarter-end	1,574		472		1,102	233.5
Number of trailers, at quarter-end	4,404		2,877		1,527	53.1

Company-operated tractors, average for the year	1,104		1,165		(61)	(5.2)
Owner-operated tractors, average for the year	1,481		447		1,034	231.3

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the six months ended June 30, 2018 and 2017 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the six months ended June 30, 2018 and 2017.

SPECIALIZED SOLUTIONS

	Six Months Ended June 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$294,627	73.1	$145,118	75.3	$149,509	103.0
Brokerage	59,589	14.8	30,968	16.1	28,621	92.4
Logistics	18,273	4.5	2,708	1.4	15,565	574.8
Fuel surcharge	30,757	7.6	13,864	7.2	16,893	121.8
Total revenue	403,246	100.0	192,658	100.0	210,588	109.3

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	118,137	29.3	57,383	29.8	60,754	105.9
Fuel	41,495	10.3	19,308	10.0	22,187	114.9
Operations and maintenance	52,998	13.1	33,800	17.5	19,198	56.8
Purchased freight	108,009	26.8	44,739	23.2	63,270	141.4
Depreciation and amortization	40,278	10.0	19,096	9.9	21,182	110.9
Impairment	2,840	1.3	—	*	2,840	100.0
Other operating expenses	27,238	6.8	12,736	6.6	14,502	113.9
Total operating expenses	390,995	97.0	187,062	97.1	203,933	109.0
Operating ratio	97.0%		97.1%
Adjusted operating ratio(2)	93.7%		95.1%
INCOME FROM OPERATIONS	$12,251	3.0	$5,596	2.9	$6,655	118.9

OPERATING STATISTICS:
Total miles	106,085,604		56,019,551		50,066,053	89.4
Company-operated tractors, at quarter-end	2,460		1,537		923	60.1
Owner-operated tractors, at quarter-end	611		282		329	116.7
Number of trailers, at quarter-end	8,210		4,525		3,685	81.4

Company-operated tractors, average for the year	2,095		1,243		852	68.5
Owner-operated tractors, average for the year	570		238		332	139.5

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 96.9% to $704.5 million for the six months ended June 30, 2018 from $357.8 million for the six months ended June 30, 2017, primarily due to the Recent Acquisitions. The increase in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $40.2 million, or 11.2%, due to increases in freight revenue, fuel surcharge and brokerage revenue. Freight revenue, excluding the effect of the Recent Acquisitions, increased $18.8 million, or 6.8%, from $275.2 million for the six months ended June 30, 2017 to $294.0 million for the six months ended June 30, 2018. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $7.4 million, or 15.0%, from $49.5 million for the six months ended June 30, 2017 to $56.9 million for the six months ended June 30, 2018. The increases in freight and brokerage revenue were primarily as a result of increases in rates, while miles driven were relatively flat when compared to the same period in 2017, excluding the effect of the Recent Acquisitions. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased $11.6 million, or 38.4%, from $30.4 million for the six months ended June 30, 2017 to $42.0 million for the six months ended June 30, 2018.

The Company’s Flatbed Solutions segment’s revenue was $307.2 million for the six months ended June 30, 2018 as compared to $168.2 million for the six months ended June 30, 2017, an increase of 82.6%, which was primarily the result of the TSH & Co. Acquisition. The increase in revenue, excluding the effect of the TSH & Co. Acquisition was 10.7%, or $18.1 million, due to increases in freight revenue and fuel surcharge. Freight revenue, excluding the effect of the TSH & Co. Acquisition, increased to $143.4 million for the six months ended June 30, 2018 from $132.8 million for the six months ended June 30, 2017, an increase of 7.9%. The increase in freight revenue was primarily as a result of increases in rates, slightly offset by a 3.5% decrease in miles driven when compared to the same period in 2017, excluding the effect of the TSH & Co. Acquisition. Fuel surcharges, excluding the effect of the TSH & Co. Acquisition, increased to $23.5 million for the six months ended June 30, 2018 from $16.8 million for the six months ended June 30, 2017, an increase of 40.0%.

The Company’s Specialized Solutions segment’s revenue was $403.2 million for the six months ended June 30, 2018 as compared to $192.7 million for the six months ended June 30, 2017, an increase of 109.3%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions, was an increase of $25.0 million, or 13.0%, primarily due to increases in freight revenue, fuel surcharge and brokerage revenues. Freight revenue, excluding the effect of the Specialized Solutions Acquisitions, increased to $155.5 million for the six months ended June 30, 2018 from $145.1 million for the six months ended June 30, 2017, an increase of 7.2%. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions, increased to $37.8 million for the six months ended June 30, 2018 from $31.0 million for the six months ended June 30, 2017, an increase of 22.0%. The increases in freight and brokerage revenue were primarily as a result of increases in rates, while miles driven were relatively flat when compared to the same period in 2017, excluding the effect of the Specialized Solutions Acquisitions. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions, increased to $19.2 million for the six months ended June 30, 2018 from $13.9 million for the six months ended June 30, 2017, an increase of 38.4%.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices, which increased by 21.2% for the six month period ended June 30, 2018 when compared to the same period in 2017.

Salaries, Wages and Employee Benefits. Salaries, wages and employee benefits expense increased 59.7% to $173.0 million for the six months ended June 30, 2018 from $108.3 million for the six months ended June 30, 2017, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 4.0%, or $4.4 million, and was primarily due to increased employee compensation, due to expected near-term increases in average driver wages in the trucking industry and general inflation. This increase was offset by a decrease in employee health insurance cost as a result of cost savings obtained by changing insurance providers. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 2.1% for the six months ended June 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the six months ended June 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Flatbed Solutions segment had a $5.8 million, or 12.0%, increase in salaries, wages and employee benefits expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily as a result of the TSH & Co. Acquisition, which resulted in a $5.8 million increase. Excluding the effect of the TSH & Co. Acquisition, salaries, wages and employee benefit expense decreased 0.1% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease was due to a reduction in employee health insurance cost and workers’ compensation insurance cost as a result of cost savings obtained by changing insurance providers. These savings were almost completely offset by increased employee compensation, due to expected near-term increases in average driver wages in the trucking industry and general inflation. Excluding the effect of the TSH & Co. Acquisition, salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 3.4% for the six months ended June 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the six months ended June 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Specialized Solutions segment had a $60.7 million, or 105.9%, increase in salaries, wages and employee benefits expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. This increase, excluding the effect of the Specialized Solutions Acquisitions, was 11.0%, or $6.3 million, and was primarily due to increased employee compensation, due to expected near-term increases in average driver wages in the trucking industry and general inflation. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased less than 1% for the six months ended June 30, 2018 as compared to the same period in 2017.

Fuel.  Total fuel expense increased $25.0 million, or 63.1%, to $64.7 million for the six months ended June 30, 2018 from $39.7 million for the six months ended June 30, 2017. This increase was primarily a result of higher fuel prices and the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, fuel expense increased 22.1%, or $8.8 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.103 for the six months ended June 30, 2018, compared to $2.560 for the same period in 2017, a 21.2% increase. Total miles driven, excluding the Recent Acquisitions, decreased 1.6% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

The Company’s Flatbed Solutions segment’s fuel expense increased 14.0% to $23.2 million for the six months ended June 30, 2018 from $20.4 million for the six months ended June 30, 2017, primarily as a result of higher fuel prices. The higher fuel prices were slightly offset by a decrease in total miles driven, excluding the TSH & Co. Acquisition, of 3.5% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

The Company’s Specialized Solutions segment’s fuel expense increased 114.9% to $41.5 million for the six months ended June 30, 2018 from $19.3 million for the six months ended June 30, 2017, primarily as the result higher fuel prices and the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment increased 30.9% to $25.3 million as a result of higher fuel prices. Total miles driven for the Specialized Solutions segment, excluding the Specialized Solutions Acquisitions, increased 0.9%, or approximately 528,000 miles, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Operations and Maintenance. Operations and maintenance expense increased 43.8% to $75.0 million for the six months ended June 30, 2018 from $52.2 million for the six months ended June 30, 2017, primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense increased 1.6% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 1.3% for the six months ended June 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the six months ended June 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $3.8 million, or 21.5%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of the TSH & Co. Acquisition. Excluding the effect of the TSH & Co. Acquisition, operations and maintenance expense increased $1.3 million, or 7.5%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of an increase in maintenance expense, due to normal replacement cycles of tractors and trailers, and increased tire replacement expense. These increases were partially offset by decreased tractor lease costs as the Flatbed Solutions segment’s utilization of operating leases to finance tractor purchases decreased in 2018. Excluding the effect of the TSH & Co. Acquisition, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), was a decrease of less than 1% for the six months ended June 30, 2018 as compared to the same period in 2017.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $19.2 million, or 56.8%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense decreased less than 1% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 2.3% for the six months ended June 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the six months ended June 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

Purchased Freight.  Total purchased freight expense increased 196.9% from $87.4 million during the six months ended June 30, 2017 to $259.3 million during the six months ended June 30, 2018, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 18.6% to $103.6 million for the six months ended June 30, 2018. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 24.3% from $50.0 million during the six months ended June 30, 2017 to $62.1 million during the six months ended June 30, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 13.2% from $35.7 million during the six months ended June 30, 2017 to $40.5 million during the six months ended June 30, 2018, primarily as a result of increased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, increased 1.6% for the six months ended June 30, 2018 as compared to the same period in 2017 as a result of higher utilization of owner-operators and third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 244.3% to $157.2 million for the six months ended June 30, 2018 from $45.7 million for the six months ended June 30, 2017, primarily as a result of the TSH & Co. Acquisition, which resulted in a $99.7 million increase to purchased freight expense. Excluding the effect of the TSH & Co. Acquisition, the Company’s Flatbed Solutions segment’s purchased freight expense increased 26.0% to $57.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to increases in the utilization of owner-operators and third-party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators, excluding the TSH & Co. Acquisition, increased 33.8% to $42.7 million for the six months ended June 30, 2018 from $31.9 million for the six months ended June 30, 2017, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the TSH & Co. Acquisition, increased 7.1% to $13.0 million for the six months ended June 30, 2018 from $12.1 million for the six months ended June 30, 2017, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the TSH & Co. Acquisition, purchased freight expense, as a percentage of Flatbed Solutions revenue, increased 3.7% for the six months ended June 30, 2018 as compared to the same period in 2017 from higher utilization of owner-operators and third-party capacity providers.

The Company’s Specialized Solutions segment’s purchased freight expense increased 141.4% to $108.0 million during the six months ended June 30, 2018 from $44.7 million during the six months ended June 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 16.2% to $52.0 million for the six months ended June 30, 2018. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions, increased 7.6% from $18.1 million during the six months ended June 30, 2017 to $19.4 million during the six months ended June 30, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 16.5% from $23.6 million during the six months ended June 30, 2017 to $27.5 million during the six months ended June 30, 2018, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of Specialized Solutions revenue, increased 0.7% for the six months ended June 30, 2018 as compared to the same period in 2017 from higher utilization of owner-operators and third-party capacity providers.

Depreciation and Amortization. Depreciation and amortization expense increased 67.7% to $56.9 million during the six months ended June 30, 2018 from $34.0 million during the six months ended June 30, 2017, as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense was relatively flat for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

The Company’s Flatbed Solutions segment had a 12.4% increase in depreciation and amortization expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Excluding the TSH & Co. Acquisition, depreciation and amortization expense during the six months ended June 30, 2018 decreased 5.1% primarily as a result of a 6.3% reduction in company-owned tractors and a 7.5% reduction in trailers, respectively, as compared to the same period in 2017.

The Company’s Specialized Solutions segment had a 110.9% increase in depreciation and amortization expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as a result of the Specialized Solutions Acquisitions. After adjusting for the effect of the Specialized Solutions Acquisitions, depreciation and amortization expense increased 2.9% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of a 1.0% increase in company-owned tractors and a 2.0% increase in trailers, respectively, as compared to the same period in 2017.

Taxes and Licenses. Taxes and license expense increased from $4.9 million for the six months ended June 30, 2017 to $7.6 million for the six months ended June 30, 2018. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.3% for the six months ended June 30, 2018 and 1.4% for the six months ended June 30, 2017.

Insurance and Claims. Insurance and claims expense increased 114.0% to $19.6 million during the six months ended June 30, 2018 from $9.2 million during the six months ended June 30, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased from 2.6% for the six months ended June 30, 2017 to 3.4% for the six months ended June 30, 2018 primarily due to increases in claim accruals and liability premiums.

Interest Expense. Interest expense increased 72.1% to $21.4 million during the six months ended June 30, 2018 from $12.4 million during the six months ended June 30, 2017. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2017 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Benefit from income taxes increased from a benefit of $0.6 million for the six months ended June 30, 2017 to a benefit of $14.9 million for the six months ended June 30, 2018. The increase is primarily the result of recognized deferred tax liabilities for final valuations of intangible assets related to the December 2017 acquisitions and then remeasured using the TCJA rates, which resulted in the recognition of an approximately $14.0 million deferred tax benefit during the six months ended June 30, 2018. The effective tax rate was 666.2% for the six months ended June 30, 2018, compared to 4.7% for the six months ended June 30, 2017. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

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

A reconciliation of Adjusted EBITDA, Adjusted EBITDAR and free cash flow to net loss for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Net income (loss)	$13,485	$(4,107)	$12,688	$(11,852)
Depreciation and amortization	31,766	17,638	56,948	33,953
Interest income	(601)	(50)	(1,042)	(54)
Interest expense	11,070	6,544	21,407	12,440
Write-off of unamortized deferred financing fees	—	—	—	3,883
Income tax provision (benefit)	(14,546)	2,184	(14,929)	(586)
Acquisition-related transaction expenses	1,402	1,037	1,842	1,483
Impairment	2,840	—	2,840	—
Stock based compensation	902	538	1,788	538
Expenses related to the Business Combination and related transactions	—	481	—	2,034
Tractor operating lease charges	4,718	4,004	9,261	7,816
Adjusted EBITDAR	$51,036	$28,269	$90,803	$49,655
Less tractor operating lease charges	(4,718)	(4,004)	(9,261)	(7,816)
Adjusted EBITDA	$46,318	$24,265	$81,542	$41,839
Net capital expenditures	(29,324)	(8,954)	(31,036)	(8,993)
Free cash flow	$16,994	$15,311	$50,506	$32,846

Adjusted Operating Ratio

Adjusted operating ratio is not a recognized measure under GAAP. The Company uses adjusted operating ratio as a supplement to its GAAP results in evaluating certain aspects of its business, as described below. The Company defines adjusted operating ratio as (a) total operating expenses (i) less fuel surcharges, acquisition-related transaction expenses, non-cash impairment charges and expenses related to the Business Combination and related transactions and (ii) further adjusted for the net impact of the step-up in basis resulting from acquisitions (such as increased depreciation and amortization expense), as a percentage of (b) total revenue excluding fuel surcharge revenue.

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

A reconciliation of adjusted operating ratio to operating ratio for each of the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Total revenue	$376,899	$197,323	$704,480	$357,757
Fuel surcharge	35,334	16,313	65,988	30,323
Operating revenue, net of fuel surcharge	$341,565	$181,010	$638,492	$327,434

Total operating expenses	$368,391	$192,859	$688,215	$354,141
Fuel surcharge	35,334	16,313	65,988	30,323
Acquisition-related transaction expenses	1,402	1,037	1,842	1,483
Impairment	2,840	—	2,840	—
Expenses related to the Business Combination and related transactions	—	481	—	2,034
Net impact of step-up in basis of acquired assets	5,416	2,114	9,546	3,819
Adjusted operating expenses	$323,399	$172,914	$607,999	$316,482

Operating ratio	97.7%	97.7%	97.7%	99.0%
Adjusted operating ratio	94.7%	95.5%	95.2%	96.7%

A  reconciliation of the Company’s Flatbed Solutions segment’s adjusted operating ratio to operating ratio for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Total revenue(1)	$162,179	$86,898	$307,187	$168,202
Fuel surcharge	19,125	8,514	35,909	16,746
Operating revenue, net of fuel surcharge	$143,054	$78,384	$271,278	$151,456

Total operating expenses	$152,910	$80,576	$290,955	$158,001
Fuel surcharge	19,125	8,514	35,909	16,746
Net impact of step-up in basis of acquired assets	771	290	1,222	661
Adjusted operating expenses	$133,014	$71,772	$253,824	$140,594

Operating ratio	94.3%	92.7%	94.7%	93.9%
Adjusted operating ratio	93.0%	91.6%	93.6%	92.8%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Specialized Solutions segment’s adjusted operating ratio to operating ratio for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Total revenue(1)	$218,358	$111,985	$403,246	$192,658
Fuel surcharge	16,605	7,936	30,757	13,864
Operating revenue, net of fuel surcharge	$201,753	$104,049	$372,489	$178,794

Total operating expenses	$211,252	$107,396	$390,995	$187,062
Fuel surcharge	16,605	7,936	30,757	13,864
Impairment	2,840	—	2,840	—
Net impact of step-up in basis of acquired assets	4,645	1,824	8,324	3,158
Adjusted operating expenses	$187,162	$97,636	$349,074	$170,040

Operating ratio	96.7%	95.9%	97.0%	97.1%
Adjusted operating ratio	92.8%	93.8%	93.7%	95.1%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Liquidity and Capital Resources and Capital Requirements

Overview

The Company’s business requires substantial amounts of cash to cover operating expenses and acquisitions as well as to fund items such as cash capital expenditures on its fleet and other assets, working capital changes, principal and interest payments on debt obligations, letters of credit to support insurance requirements and tax payments. The Company expects net replacement capital expenditures to range from $80 million to $90 million for 2018 and is evaluating growth capital expenditures of $30 million to $50 million.

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. In February 2018, the Company completed an underwritten public offering of 8,625,000 shares of the Company’s common stock for its own account. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the Company received approximately $84.6 million of net proceeds from the offering, which the Company has been using for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing, and the financing of the acquisition of Aveda and other possible future acquisitions.

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

The Company had the following sources of liquidity available at June 30, 2018 and December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017

Cash	$78,734	$90,679
Availability under line of credit	82,400	55,500
Total	$161,134	$146,179

Cash decreased by $11.9 million from December 31, 2017 to June 30, 2018. This decrease primarily resulted from net debt repayments and cash paid in acquisitions, offset by proceeds from the sale of common stock. On June 6, 2018, the Company completed the acquisition of Aveda with cash of $79.0 million ($82.1 million cash paid, less $3.1 million cash acquired). See Note 4 of the Notes to the Consolidated Financial Statements for more information. On February 20, 2018, the Company raised $84.6 million from an offering of 8,625,000 shares of its common stock. See Note 12 of the Notes to the Consolidated Financial Statements for more information.

As of June 30, 2018, the Company has (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 10 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility, the ABL Facility, the Senior Term Loan and the Line of Credit.

The Company believes it can finance its expected cash needs, including debt repayment, in the short-term with cash flows from operations and borrowings available under the ABL Facility. The Company expects that the ABL Facility will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures, and working capital needs. Over the long-term, the Company will continue to have significant capital requirements, and expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of these funding requirements, the Company likely will need to sell additional equity or debt securities or seek additional financing through additional borrowings, lease financing or equity capital. The availability of financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing or equity capital is not available at the time it needs to incur such expenditures, the Company may be required to extend the maturity of then outstanding indebtedness, rely on alternative financing arrangements or engage in asset sales.

Cash Flows

The Company’s summary statements of cash flows information for the six months ended June 30, 2018 and 2017 is set forth in the table below:

	Six Months Ended June 30,
(In thousands)	2018	2017

Net cash provided by operating activities	$29,035	$13,830
Net cash used in investing activities	$(98,531)	$(44,425)
Net cash provided by financing activities	$57,621	$68,469

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

Cash provided by operating activities was $29.0 million during the six months ended June 30, 2018 and consisted of $12.7 million of net income plus $44.1 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes and stock-based compensation, less $27.8 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the six months ended June 30, 2018 primarily reflect a $31.5 million increase in accounts receivable, a $6.3 million increase in prepaid and other current assets, offset by a $3.6 million increase in accounts payable and accrued expenses and $6.5 million in payments received on sales-type leases. Cash provided by operating activities was $13.8 million during the six months ended June 30, 2017 and consisted of $11.9 million of net loss plus $37.6 million of non-cash items, consisting primarily of depreciation, amortization and stock-based compensation, partially offset by increases in deferred taxes, less $11.9 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the six months ended June 30, 2017 primarily reflect a $20.3 million increase in accounts receivable, $2.1 million in payments received on sales-type leases, and a $5.8 million increase in accounts payable and accrued expenses.

The $15.2 million increase in cash provided by operating activities during the six months ended June 30, 2018, as compared with the six months ended June 30, 2017, was primarily the result of a $24.6 million increase in net income, a $17.7 million increase in depreciation, a $5.2 million increase in amortization of intangible assets, and the recognition of a $2.8 million intangible impairment. These amounts were offset by a $15.9 million increase in net cash used for working capital and other activities, $14.8 million of tax benefits primarily due to re-measurements of deferred tax liabilities using the TCJA rates, and $3.9 million for the write-off of deferred financing fees during the six months ended June 30, 2017 which did not occur during the six months ended June 30, 2018.

Investing Activities. Cash flows used in investing activities increased from $44.4 million used in investing activities for the six months ended June 30, 2017 to $98.5 million used in investing activities for the six months ended June 30, 2018 due to acquisitions and an increase in net purchases of revenue equipment for the six months ended June 30, 2018 compared to the same period in 2017.

Total net capital expenditures for the six months ended June 30, 2018 and 2017 are shown below:

	Six Months Ended June 30,
(In thousands)	2018	2017

Revenue equipment (tractors, trailers and trailer accessories)	$27,146	$5,983
Buildings and building improvements	1,822	115
Other	2,155	708
Total cash capital expenditures	$31,123	$6,806
Less: Proceeds from sales of property and equipment	11,676	2,952
Net cash capital (proceeds) expenditures(1)	$19,447	$3,854

(1)   The Company acquires property and revenue equipment with debt and capital lease obligations. For the six months ended June 30, 2018 and 2017, the Company incurred $11.6 million and $5.1 million, respectively, of debt and capital lease obligations to acquire property and revenue equipment.

The following tables provide details on the cash and noncash components of gross capital expenditures for the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended June 30, 2018
Cash flows from investing activities
Purchases of property and equipment	$1,865	$21,459	$219	$23,543
Proceeds from sale of property and equipment	(3,290)	(2,518)	—	(5,808)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	4,203	7,386	—	11,589
Gross capital expenditures	$2,778	$26,327	$219	$29,324

Three Months Ended June 30, 2017
Cash flows from investing activities
Purchases of property and equipment	$138	$5,150	$24	$5,312
Proceeds from sale of property and equipment	(139)	(1,358)	—	(1,497)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	2,541	2,598	—	5,139
Gross capital expenditures	$2,540	$6,390	$24	$8,954

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Six Months Ended June 30, 2018
Cash flows from investing activities
Purchases of property and equipment	$2,396	$28,317	$410	$31,123
Proceeds from sale of property and equipment	(3,874)	(7,802)	—	(11,676)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	4,203	7,386	—	11,589
Gross capital expenditures	$2,725	$27,901	$410	$31,036

Six Months Ended June 30, 2017
Cash flows from investing activities
Purchases of property and equipment	$224	$6,534	$48	$6,806
Proceeds from sale of property and equipment	(597)	(2,355)	—	(2,952)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	2,541	2,598	—	5,139
Gross capital expenditures	$2,168	$6,777	$48	$8,993

Financing Activities. Cash flows from financing activities decreased from $68.5 million provided by financing activities for the six months ended June 30, 2017 to $57.6 million provided by financing activities for the six months ended June, 2018. This decrease was primarily a result of net debt repayments and stock dividends. Cash flows from financing activities for the six months ended June 30, 2018 included $4.6 million net repayments on the line of credit, net repayments of $19.3 million of long-term debt and $2.5 million paid for Series A Preferred Stock dividends. These amounts were offset by $84.6 million of proceeds from the February 2018 offering of common stock.

Material Debt

Overview

As of June 30, 2018, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and capital lease agreements; and
•	bank mortgage secured by real estate

The amounts outstanding under such agreements were as follows as of June 30, 2018 (in thousands):

Term Loan Facility	$495,970
Mortgages	3,551
Equipment term loans and capital leases	132,710
Total long-term debt and capital leases	632,231
Less: current portion	(48,022)
Long-term debt and capital leases, less current portion	$584,209

See Note 10 of Notes to Consolidated Financial Statements for information regarding the Company’s material debt.

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. The Company had stand-by letters of credit in the amount of $10.6 million at June 30, 2018. The letters of credit provide collateral primarily for liability insurance claims. Also, the Company leases certain revenue equipment, terminals and office building facilities under non-cancelable operating leases. The Company’s rent expense under these leases for the six months ended June 30, 2018 was approximately $14.7 million.

At June 30, 2018, there were 17,520,329 shares of common stock issuable upon exercise of outstanding warrants.

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

As of the end of the period covered by this Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures are not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

Income Taxes

A material weakness over the income tax process was identified during the quarter ended June 30, 2018. We have determined that the design and operation of the controls over our income tax accounting process specifically related to identifying and recording deferred tax liabilities on the final amounts allocated to intangible assets acquired in business combinations were ineffective. Accordingly, there is a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis.

Remediation Plan

We are committed to remediating the control deficiency that gave rise to the material weakness described above. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiency that gave rise to the material weakness.

With oversight from the Audit Committee, we will take significant steps to remediate our internal control deficiency in income taxes by enhancing our controls to ensure proper communication when purchase accounting is finalized. Our efforts will consist primarily in strengthening our tax organization and designing controls related to the components of our income tax process to enhance our management review controls over income taxes.

Some of the key remediation actions will include:

•  Reviewing our income tax processes and controls and enhancing the overall design and procedures performed upon the completion of final purchase accounting related to intangible assets in calculating the deferred tax liability for purchase accounting on an interim and annual basis

•  Re-designing our management review controls and enhancing the precision of review around the key income tax areas relating to finalizing purchase accounting

To complete the remediation, we plan, with oversight from the Audit Committee, to continue to:

•  Evaluate the sufficiency of our income tax resources and personnel to determine whether additional resources are needed

•  Evaluate whether further enhancements are needed to the design of our income tax procedures and controls

•  Demonstrate consistent operating effectiveness of our management review controls over income taxes over a number of quarterly periods

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2018.

Except as noted above, there has been no change in the Company's internal control over financial reporting as of June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, the Company believes the resolution of claims and pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Current Report on Form 10-K filed on March 16, 2018.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2	By-Laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 25, 2018).

10.1*

Third Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated as of June 15, 2018, by and among Daseke, Inc., Daseke Companies, Inc., each of its subsidiaries party thereto as borrowers, the financial institutions party thereto, as lenders, and PNC Bank, National Association, as agent.

10.2*	Employment Agreement, by and between Daseke, Inc. and Bharat Mahajan.

31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2018	DASEKE, INC.

	By:	/s/ R. Scott Wheeler
	Name:	R. Scott Wheeler
	Title:	Director, President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial
Officer)