Form 10-Q
period 2018-09-30
Daseke, Inc.
filed 2018-11-06
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Registrant’s Telephone Number, Including Area Code: (972) 248-0412 Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common shares of the registrant outstanding at November 5, 2018 were 64,454,182.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, driver shortages and increases in driver compensation or owner-operator contracted rates, loss of senior management or key operating personnel, our ability to identify and execute future acquisitions successfully, seasonality and the impact of weather and other catastrophic events, fluctuations in the price or availability of diesel fuel, increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness, restrictions in its existing and future debt agreements, increases in interest rates, changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general, the impact of governmental regulations and other governmental actions related to the Company and its operations, litigation and governmental proceedings, and insurance and claims expenses. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$18,077	$90,679
Accounts receivable, net of allowance of $788 and $212 at September 30, 2018 and December 31, 2017, respectively	233,983	127,368
Drivers’ advances and other receivables	6,045	4,792
Current portion of net investment in sales-type leases	15,744	10,979
Parts supplies	5,366	4,653
Prepaid and other current assets	33,458	28,240
Total current assets	312,673	266,711

Property and equipment, net	562,659	429,639
Intangible assets, net	212,009	93,120
Goodwill	274,291	302,702
Other long-term assets	44,902	33,496
Total assets	1,406,534	1,125,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	25,534	12,488
Accrued expenses and other liabilities	54,370	25,876
Accrued payroll, benefits and related taxes	20,315	14,004
Accrued insurance and claims	14,351	12,644
Current portion of long-term debt	58,407	43,056
Total current liabilities	172,977	108,068

Line of credit	15,664	4,561
Long-term debt, net of current portion	594,360	569,740
Deferred tax liabilities	134,057	90,434
Other long-term liabilities	20,960	1,632
Total liabilities	938,018	774,435

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65,000 at September 30, 2018 and December 31, 2017	65,000	65,000
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 64,445,371 and 48,712,288 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in-capital	432,795	277,931
Retained earnings (accumulated deficit)	(29,710)	7,338
Accumulated other comprehensive income	425	959
Total stockholders’ equity	468,516	351,233
Total liabilities and stockholders’ equity	$1,406,534	$1,125,668

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Freight	$329,474	$171,245	$842,128	$446,454
Brokerage	82,203	34,198	188,432	83,723
Logistics	11,656	7,871	31,265	10,571
Fuel surcharge	38,256	18,008	104,244	48,331
Total revenue	461,589	231,322	1,166,069	589,079

Operating expenses:
Salaries, wages and employee benefits	114,776	64,955	287,735	174,253
Fuel	38,931	24,734	103,666	64,423
Operations and maintenance	51,494	35,132	126,427	86,332
Communications	920	539	2,426	1,491
Purchased freight	170,548	61,598	429,948	148,945
Administrative expenses	16,075	8,619	41,290	24,019
Sales and marketing	1,007	488	2,295	1,425
Taxes and licenses	4,681	2,963	12,265	7,855
Insurance and claims	12,738	6,351	32,350	15,516
Acquisition-related transaction expenses	601	773	2,442	2,255
Depreciation and amortization	36,800	19,805	93,748	53,758
Gain on disposition of revenue property and equipment	(899)	(339)	(1,545)	(513)
Impairment	—	—	2,840	—
Total operating expenses	447,672	225,618	1,135,887	579,759
Income from operations	13,917	5,704	30,182	9,320

Other expense (income):
Interest income	(170)	(76)	(1,213)	(130)
Interest expense	11,839	8,624	33,246	21,064
Write-off of unamortized deferred financing fees	—	—	—	3,883
Other	(603)	(32)	(2,462)	(247)
Total other expense	11,066	8,516	29,571	24,570

Income (loss) before provision (benefit) for income taxes	2,851	(2,812)	611	(15,250)
Provision (benefit) for income taxes	670	(2,862)	(14,258)	(3,448)
Net income (loss)	2,181	50	14,869	(11,802)

Other comprehensive income (loss):
Unrealized income on interest rate swaps	—	—	—	52
Foreign currency translation adjustments, net of tax expense (benefit) of $105, $283, $(146) and $556, respectively	409	526	(534)	1,032
Comprehensive income (loss)	2,590	576	14,335	(10,718)

Net income (loss)	2,181	50	14,869	(11,802)
Less dividends to Series A convertible preferred stockholders	(1,239)	(1,225)	(3,717)	(2,919)
Less dividends to Series B convertible preferred stockholders	—	—	—	(806)
Net income (loss) attributable to common stockholders	$942	$(1,175)	$11,152	$(15,527)

Net income (loss) per common share:
Basic and Diluted	$0.01	$(0.03)	$0.18	$(0.45)
Weighted-average common shares outstanding:
Basic and Diluted	65,289,320	39,359,523	60,413,694	34,790,861

Dividends declared per Series A convertible preferred share	$1.91	$1.91	$5.72	$2.59
Dividends declared per Series B convertible preferred share	$—	$—	$—	$12.50

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2018

(Unaudited)

(In thousands, except share data)

	Series A Convertible					Retained	Accumulated
	Preferred Stock		Common Stock			Earnings	Other
				Par	Additional	(Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit)	Income (Loss)	Total
Balance at January 1, 2018	650,000	$65,000	48,712,288	$5	$277,931	$7,338	$959	$351,233
Exercise of stock options	—	—	5,000	—	50	—	—	50
Series A convertible preferred stock dividend	—	—	—	—	—	(1,239)	—	(1,239)
Stock-based compensation expense	—	—	—	—	886	—	—	886
Issuance of common stock	—	—	8,545,000	1	84,568	—	—	84,569
Foreign currency translation adjustments	—	—	—	—	—	—	(320)	(320)
Net loss	—	—	—	—	—	(797)	—	(797)
Balance at March 31, 2018	650,000	$65,000	57,262,288	$6	$363,435	$5,302	$639	$434,382
Series A convertible preferred stock dividend	—	—	—	—	—	(1,239)	—	(1,239)
Stock-based compensation expense	—	—	—	—	902	—	—	902
Issuance of common stock	—	—	1,612,979	—	15,355	—	—	15,355
Issuance of earnout shares	—	—	5,000,000	—	48,200	(48,200)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(623)	(623)
Net income	—	—	—	—	—	13,485	—	13,485
Balance at June 30, 2018	650,000	$65,000	63,875,267	$6	$427,892	$(30,652)	$16	$462,262
Exercise of warrants	—	—	2	—	—	—	—	—
Vesting of restricted stock units	—	—	74,713	—	(376)	—	—	(376)
Series A convertible preferred stock dividend	—	—	—	—	—	(1,239)	—	(1,239)
Stock-based compensation expense	—	—	—	—	928	—	—	928
Issuance of common stock	—	—	495,389	—	4,351	—	—	4,351
Foreign currency translation adjustments	—	—	—	—	—	—	409	409
Net income	—	—	—	—	—	2,181	—	2,181
Balance at September 30, 2018	650,000	$65,000	64,445,371	$6	$432,795	$(29,710)	$425	$468,516

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2017

(Unaudited)

(In thousands, except share data)

	Series A Convertible		Series B Convertible					Retained	Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Earnings	Other
						Par	Additional	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Value	Paid- In Capital	Deficit)	Income (Loss)	Total
Balance at January 1, 2017	—	$—	64,500	$1	20,980,961	$2	$117,807	$(14,694)	$(52)	$103,064
Income on interest rate swaps	—	—	—	—	—	—	—	—	52	52
Series B convertible preferred stock dividend	—	—	—	—	—	—	—	(806)	—	(806)
Repurchase of common stock	—	—	—	—	(3,616,781)	(1)	(36,167)	—	—	(36,168)
Conversion of Series B convertible preferred stock to common stock	—	—	(64,500)	(1)	9,301,150	1	—	—	—	—
Issuance of Series A convertible preferred stock	650,000	65,000	—	—	—	—	—	—	—	65,000
Shares assumed by legal acquirer	—	—	—	—	11,050,630	1	83,639	—	—	83,640
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(19,063)	—	—	(19,063)
Net loss	—	—	—	—	—	—	—	(7,746)	—	(7,746)
Balance at March 31, 2017	650,000	$65,000	—	$—	37,715,960	$3	$146,216	$(23,246)	$—	$187,973
Issuance of common stock	—	—	—	—	342,133	—	3,437	—	—	3,437
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(1,694)	—	(1,694)
Stock-based compensation expense	—	—	—	—	—	—	538	—	—	538
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	506	506
Net loss	—	—	—	—	—	—	—	(4,106)	—	(4,106)
Balance at June 30, 2017	650,000	$65,000	—	$—	38,058,093	$3	$150,191	$(29,046)	$506	$186,654
Issuance of common stock	—	—	—	—	6,422,139	1	71,248	—	—	71,249
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Stock-based compensation expense	—	—	—	—	—	—	663	—	—	663
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	526	526
Net loss	—	—	—	—	—	—	—	50	—	50
Balance at September 30, 2017	650,000	$65,000	—	$—	44,480,232	$4	$222,102	$(30,221)	$1,032	$257,917

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$14,869	$(11,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	81,572	49,109
Amortization of intangible assets	12,176	4,649
Amortization of deferred financing fees	2,222	1,330
Write-off of deferred financing fees	—	3,883
Stock-based compensation expense	2,716	1,201
Deferred taxes	(16,103)	(4,849)
Bad debt expense	633	347
Non-cash interest expense	—	92
Gain on disposition of revenue property and equipment	(1,545)	(513)
Gain on disposition of building	(817)	—
Deferred gain recognized on sales-type leases	(1,974)	(793)
Impairment	2,840	—
Changes in operating assets and liabilities
Accounts receivable	(57,526)	(28,567)
Drivers’ advances and other receivables	(609)	547
Payments received on sales-type leases	10,522	3,774
Prepaid and other current assets	(9,549)	(339)
Accounts payable	(5,646)	3,224
Accrued expenses and other liabilities	12,979	5,478
Net cash provided by operating activities	46,760	26,771

Cash flows from investing activities
Purchase of property and equipment	(58,844)	(15,565)
Proceeds from sale of property and equipment	15,569	5,252
Cash paid in acquisitions, net of cash acquired	(131,809)	(91,133)
Net cash used in investing activities	(175,084)	(101,446)

Cash flows from financing activities:
Advances on line of credit	774,976	543,404
Repayments on line of credit	(763,873)	(550,261)
Advances on long-term debt	6,104	—
Principal payments on and payoff of long-term debt	(40,985)	(231,817)
Proceeds from Term Loan Facility	—	350,000
Deferred financing fees	(998)	(14,411)
Pay off of subordinated debt	—	(66,715)
Proceeds from issuance of common stock	84,193	128,184
Repurchase of common stock	—	(36,168)
Issuance of Series A convertible preferred stock	—	65,000
Exercise of options	50	—
Series A convertible preferred stock dividends	(3,717)	(1,680)
Series B convertible preferred stock dividends	—	(2,016)
Net cash provided by financing activities	55,750	183,520

Effect of exchange rates on cash and cash equivalents	(28)	(30)

Net (decrease) increase in cash and cash equivalents	(72,602)	108,815
Cash and cash equivalents – beginning of period	90,679	3,695
Cash and cash equivalents – end of period	$18,077	$112,510

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in thousands)

	Nine months ended
	September 30,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$30,963	$20,916
Cash paid for income taxes	$1,805	$629

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	$36,100	$13,609
Accrued capital expenditures	$5,921	$—
Property and equipment sold for notes receivable	$431	$412
Property and equipment transferred to sales-type lease	$8,377	$7,042
Sales-type lease returns to property and equipment	$465	$724
Sales-type lease assets acquired with debt or capital lease obligations	$9,873	$—
Sales-type lease assets sold for notes receivable	$46,228	$21,488
Sales-type lease returns to sales-type lease assets	$24,044	$13,795
Common stock issued in acquisitions	$19,706	$11,079
Issuance of earnout shares	$48,200	$—
Accrued Series A convertible preferred dividends	$—	$1,239

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Daseke, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of September 30, 2018 and December 31, 2017, the balance of deferred finance charges was $16.4 million and $17.7 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $0.7 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $2.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in interest expense. In February 2017, in conjunction with new term loan financing, as amended, discussed in Note 10, the Company incurred deferred financing costs of $14.2 million and an additional $4.8 million in November 2017 related to the tack-on loan. Unamortized deferred financing fees totaling $3.9 million were expensed as a result of the new term loan financing.

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

Interest Rate Swaps

The fair value of the Company’s interest rate swaps is determined using cash flow computer models with unobservable inputs, therefore the liability for interest rate swaps is classified within Level 3 of the fair value framework. In conjunction with the Business Combination discussed in Note 3, the Company’s lone interest rate swap was terminated. The table below is a summary of the changes in the fair value of this liability for the three and nine months ended September 30, 2017 (in thousands):

2017
Balance at January 1, 2017	$(52)
Change in fair value	52

Balance at June 30, 2017	—
Change in fair value	—
Balance at September 30, 2017	$—

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contingent Consideration

The contingent consideration liabilities represent future payment obligations that relate to certain EBITDA thresholds related to the Company’s acquisitions over a defined period of time. See Note 4 for additional details on the future payment obligations connected to the Company’s acquisitions. The fair value of the Company’s contingent consideration liabilities are determined using estimates based on discount rates that reflect the risk involved and the projected EBITDA of the acquired businesses, therefore the liabilities are classified within Level 3 of the fair value framework. The table below is a summary of the changes in the fair value of this liability for the three and nine months ended September 30, 2018 and 2017 (in thousands):

2017
Balance at January 1, 2017	$—
Change in fair value	—
Balance at June 30, 2017	$—
2017 Acquisitions	1,140
Balance at September 30, 2017	$1,140

2018
Balance at January 1, 2018	$800
2018 Acquisitions	20,300
Change in fair value	(700)
Balance at June 30, 2018	$20,400
Change in fair value	—
Balance at September 30, 2018	$20,400

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

Fair values of non-vested stock awards (restricted stock units) are equal to the market value of the common stock on the date of the award with compensation costs amortized over the vesting period of the award.

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it had 16 operating segments as of September 30, 2018 and 12 operating segments as of September 30, 2017 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three and nine months ended September 30, 2018 and 2017, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and outstanding stock options were not included in the computation of diluted earnings (loss) per share as their effects were anti-dilutive. Additionally, for the three and nine months ended September 30, 2018 and 2017, there was no dilutive effect from the Merger Agreement earn-out provision (see Note 3) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants). For the three and nine months ended September 30, 2017, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. See Note 17 for the effects of non-vested restricted stock units on basic and diluted earnings per share under the two-class method.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants in connection with equity offerings in accordance with the provisions of the Accounting Standards Codification (ASC) 815, Derivatives and Hedging (Topic 815). The Company classifies as equity any contract that (i) requires physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) requires net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). See Note 12 for additional details on the common stock purchase warrants.

The Company assessed the classification of its common stock purchase warrants and determined that such instruments meet the criteria for equity classification at the time of issuance.

Foreign Currency Gains and Losses

The functional currency for all operations except Canada is the United States dollar. The local currency is the functional currency for the Company’s operations in Canada. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into U.S. dollars are included as a separate component of stockholders’ equity in accumulated other comprehensive income until a partial or complete liquidation of the Company’s net investment in the foreign operation.

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

Assets Held for Sale

Assets held for sale is comprised of revenue equipment in the Company’s lease purchase program and is recorded as a component of prepaid and other current assets on the consolidated balance sheets. Assets held for sale at September 30, 2018 and December 31, 2017, totaled $10.4 million and $9.9 million, respectively. Assets held for sale totaled $7.2 million and $7.0 million for the Flatbed Solutions segment as of September 30, 2018 and December 31, 2017, respectively. Assets held for sale totaled $3.2 million and $2.9 million for the Specialized Solutions segment as of September 30, 2018 and December 31, 2017, respectively.

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

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement (Cloud-based) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will become effective for annual periods beginning after December 15, 2019 and interim periods within those periods, with early adoption permitted. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has elected to early adopt ASU 2018-15 on a prospective basis and has capitalized relevant software implementation costs in the three months ended September 30, 2018.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). ASU 2018-05 provides amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin (SAB) No. 118 related to the Tax Cuts and Jobs Act (TCJA) that became effective January 2018. The Company adopted the disclosure requirements of SAB 118 as of December 31, 2017, which were included in the Company’s Annual Report on Form 10-K filed March 16, 2018 and as described in SAB 118 carried forward through September 30, 2018.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award requires the application of modification accounting. Modification accounting will apply unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 became effective for annual periods beginning after December 15, 2017 and interim periods within those periods. The Company adopted this pronouncement on January 1, 2018 which did not have a material impact on its consolidated results of operations, financial condition, cash flows, or financial statement disclosures as there were no changes to the terms or conditions of the Company’s share-based payment awards during the nine months ended September 30, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. ASU 2016-15 became effective for fiscal years beginning after December 15, 2017 and interim periods within fiscal years. The Company adopted this pronouncement on January 1, 2018 which did not impact its consolidated statement of cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities of lessees on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. In July 2018, the FASB issued an ASU 2018-10 and ASU 2018-11 to further clarify narrow aspects of the guidance issued in ASU 2016-02 specifically

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

regarding transition adoption and separating components of a contract. The Company is currently evaluating the provisions of ASU 2016-02 and assessing its impact on the Company’s financial statements. As part of the Company’s assessment to-date, the Company has formed an implementation team, selected lease accounting specific software, identified the Company’s population of operating leases to extract relevant lease terms, elected guidance practical expedients and drafted preliminary policy documents. The Company expects the adoption of ASU 2016-02 will materially gross up its consolidated balance sheet with the recognition of right-of-use assets and operating lease liabilities. The impact to the Company’s consolidated statements of operations and cash flows are not expected to be material. The new standard will also require additional disclosures for financing and operating leases.

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

The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows; however, there have been additions and modifications to its existing financial disclosures. While the overall revenue, systems and controls were minimally impacted by the new standard, the underlying recognition methodology has changed. Under the new standard, the Company now recognizes revenue over time as its customers are simultaneously receiving and consuming the benefits of its services, primarily based upon the output method of miles driven. The primary difference for the Company’s business, although currently immaterial, is the recognition of revenue for in-transit services at the end of each reporting period.

The Company adopted this guidance as of January 1, 2018, utilizing the modified retrospective method and the practical expedient that applies to all contracts that were not completed at the date of adoption. The Company determined the differences between recognition methods was minimal; thus no opening adjustment was deemed necessary to retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods.  The Company does not anticipate any material changes to the costs of obtaining or fulfilling a contract, or corporate taxes.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s customers simultaneously receive and consume the benefits of the Company’s contracts; therefore revenue is recognized over time. This is a faithful depiction of the satisfaction of the performance obligation, as the customer does not need to re-perform the transportation services the Company has provided to date.

Brokerage Revenue

The Company regularly engages third-party capacity providers to haul loads brokered to them when it needs additional capacity. The Company is primarily responsible for fulfilling the promise to provide load transportation services, and has discretion in setting prices, along with the risk to fulfill the contract to the customer. Based upon this evaluation, the Company has determined that it is the principal and therefore, records gross revenues for brokerage services.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

The Company’s income and segment disclosures have been reviewed to ensure revenues are properly disaggregated in accordance with the new guidance as displayed in the table below:

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended September 30, 2018
Freight	$130,678	$202,085	$(3,289)	$329,474
Brokerage	29,134	53,233	(164)	82,203
Logistics	824	10,855	(23)	11,656
Fuel surcharge	20,858	17,718	(320)	38,256
Total revenue	$181,494	$283,891	$(3,796)	$461,589

Three Months Ended September 30, 2017
Freight	$67,807	$105,137	$(1,699)	$171,245
Brokerage	9,385	24,852	(39)	34,198
Logistics	—	7,886	(15)	7,871
Fuel surcharge	8,400	9,756	(148)	18,008
Total revenue	$85,592	$147,631	$(1,901)	$231,322

Nine Months Ended September 30, 2018
Freight	$353,676	$496,712	$(8,260)	$842,128
Brokerage	76,006	112,823	(397)	188,432
Logistics	2,231	29,128	(94)	31,265
Fuel surcharge	56,768	48,474	(998)	104,244
Total revenue	$488,681	$687,137	$(9,749)	$1,166,069

Nine Months Ended September 30, 2017
Freight	$200,670	$250,255	$(4,471)	$446,454
Brokerage	27,979	55,820	(76)	83,723
Logistics	—	10,594	(23)	10,571
Fuel surcharge	25,145	23,620	(434)	48,331
Total revenue	$253,794	$340,289	$(5,004)	$589,079

Significant Judgments

Under the new revenue standard, significant judgments are required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for the identification of distinct performance obligations, the estimation of standalone selling prices and the allocation of the transaction price by relative standalone selling prices. Assumptions regarding the timing of when control transfers to the customer requires significant judgment in order to recognize revenue.

NOTE 3 – BUSINESS COMBINATION

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination) pursuant to the Agreement and Plan of Merger, dated December 22, 2016 (the Merger Agreement). The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). The full 15 million shares are only payable if (i) the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) for 2017, 2018 and 2019 is at least $140.0 million, $170.0 million and $200.0 million, respectively, and (ii) the closing share price of the Company’s common stock is at least $12.00, $14.00 and $16.00 for any 20-trading days in a consecutive 30-trading day period in 2017, 2018 and 2019, respectively. For each year, the 5 million earn-out shares will be prorated to the extent the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) exceeds 90% but represents less than 100%, of the applicable earn-out target. The Company met the earn-out provisions for the year ended December 31, 2017 and 5 million shares were issued to the Private Daseke stockholders in the second quarter of 2018.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 4 – ACQUISITIONS

The Company is a leading consolidator of the open-deck freight market in North America. From its inception in late 2008, the Company has successfully acquired more than 18 open-deck trucking companies. Negotiations and discussions with potential targets are an integral part of the Company’s operations, and the Company may be in varying stages of the acquisition process, from infancy to very mature, at any point in time. To date, the primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve, resulting in recognized goodwill.

For each acquisition, the aggregate purchase price was allocated to the major categories of assets acquired and liabilities assumed at estimated fair values as of the acquisition date, which were based, in part, upon outside preliminary appraisals for certain assets and subject to change when additional information concerning final asset and liability values is obtained. The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

2018 Acquisitions

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the 2018 acquisitions, as defined below (in thousands):

(all amounts in U.S. dollars)
	Leavitt's	Builders	Kelsey Trail	Aveda
Accounts receivable	$1,968	$8,347	$2,320	$37,255
Parts supplies	53	261	33	—
Prepaid and other current assets	384	1,509	382	1,785
Property and equipment	8,551	29,437	9,164	89,752
Goodwill	3,492	11,863	1,441	8,227
Intangible assets	5,237	13,077	1,878	8,951
Other long-term assets	—	536	—	—
Deferred tax liability	(21)	(8,835)	(1,109)	(1,224)
Accounts payable and other liabilities	(4,935)	(19,931)	(8,026)	(30,007)
Total	$14,729	$36,264	$6,083	$114,739

Leavitt’s Freight Service

On August 1, 2018, the Company acquired 100% of the outstanding equity interests of Leavitt’s Freight Service, Inc. (Leavitt’s), based in Springfield, Oregon. Total consideration paid was $14.9 million of cash, which was funded with cash on hand. The acquisition was treated as an asset purchase because Leavitt’s was a qualified subchapter S-subsidiary acquired directly from an S-corporation; therefore, the values assigned to the intangible assets and goodwill are deductible for tax purposes. Approximately $0.3 million of transaction expenses were incurred in the acquisition, which will be deductible for tax purposes because the transaction qualified as an asset purchase.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Builders Transportation

On August 1, 2018, the Company acquired 100% of the outstanding equity interests of Builders Transportation Co., LLC (Builders), based in Memphis, Tennessee. Total consideration paid was $36.3 million, consisting of $30.0 million in cash, 399,530 shares of Daseke common stock valued at $3.4 million and the payoff of $2.9 million of outstanding debt. The cash consideration was funded with cash on hand. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.2 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

Kelsey Trail Trucking

On July 1, 2018, the Company acquired 100% of the outstanding equity interests of Kelsey Trail Trucking Ltd. (Kelsey Trail), based in Saskatoon, Saskatchewan province, Canada. Total consideration paid was $6.2 million, consisting of $5.3 million in cash and 95,859 shares of Daseke common stock valued at $0.9 million. The cash consideration was funded with cash on hand. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

Aveda Transportation and Energy Services

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), pursuant to the Agreement and the Plan of Arrangement (the Agreement). Total consideration paid was $117.8 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, and the payoff of $54.8 million of outstanding debt. The Company will also pay to the holders of Aveda common shares up to C$0.45 in cash per Aveda common share, contingent on and based on Aveda’s Company EBITDA (as defined in the Agreement) meeting certain thresholds set forth in the Agreement for the period beginning June 1, 2018 and ending on May 1, 2019 or with agreement of the parties, July 1, 2018 to June 30, 2019. The contingent consideration for this earn-out has been initially valued at an estimated $20.3 million. The Aveda acquisition was a stock purchase; therefore, the value assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $1.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

The Company has not completed its assessment of the fair value of purchased intangible assets or contingent consideration for the 2018 acquisitions; therefore, the purchase price allocations for the above acquisitions are not considered final as of September 30, 2018.

2017 Acquisitions

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the Company’s 2017 acquisitions (in thousands):

(all amounts in U.S. dollars)				Tennessee
		Moore	Roadmaster	Steel
	Belmont	Freight	Group	Haulers	R&R*	Steelman*	Schilli*	Big Freight*
Accounts receivable	$240	$4,456	$9,806	$20,207	$5,129	$4,383	$8,616	$4,914
Parts supplies	—	312	231	—	149	90	1,681	212
Prepaid and other current assets	107	301	1,097	5,870	1,515	2,295	2,548	287
Property and equipment	1,548	22,052	36,854	8,705	16,887	11,100	39,870	11,493
Goodwill	2,427	17,800	61,047	35,252	15,676	9,747	11,050	7,638
Intangible assets	1,760	30,400	22,900	49,850	11,010	6,620	6,000	4,210
Other long-term assets	—	114	670	19,049	156	5,013	915	121
Deferred tax liability	(1,300)	(14,376)	(19,410)	(33,284)	(8,922)	(4,811)	(15,424)	(4,792)
Accounts payable and other liabilities	(248)	(1,889)	(26,764)	(14,002)	(3,362)	(15,612)	(27,896)	(6,294)
Total	$4,534	$59,170	$86,431	$91,647	$38,238	$18,825	$27,360	$17,789

*The purchase price allocations for R&R, Steelman, Schilli and Big Freight are considered final as of September 30, 2018.

Belmont

On December 29, 2017, the Company acquired 100% of the outstanding equity interests of Belmont Enterprises, Inc. (Belmont) based in Olympia, Washington. Total consideration paid was $4.6 million in cash funded through the Company’s line of credit under the ABL Facility.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Transaction expenses incurred in the acquisition, which are not deductible for tax purposes, were immaterial. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $1.7 million, consisting of trade name valued at $0.3 million, non-compete agreements valued at $0.2 million and customer relationships intangible of  $1.2 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $0.1 million, of which $62,566 is related to the previous quarter. Additionally, goodwill and a corresponding deferred tax liability of $0.6 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $0.4 million deferred tax benefit.

Moore Freight Services

On December 1, 2017, the Company acquired 100% of the outstanding equity interests of: (1) Moore Freight Service, Inc., (2) RT & L, LLC, (3) JD and Partners, LLC, (4) TM Transport and Leasing, LLC, and (5) Rand, LLC (collectively Moore Freight Services) based in Knoxville, Tennessee. Total consideration paid was $59.1 million, consisting of $35.1 million in cash and 145,129 shares of Daseke common stock valued at $1.8 million and the repayment of $22.2 million of long-term debt by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $30.4 million, consisting of trade name valued at $3.2 million, non-compete agreements valued at $3.5 million and customer relationships intangible of $23.7 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $1.5 million, of which $0.9 million related to the previous quarter. Additionally, goodwill and a corresponding deferred tax liability of $11.7 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $4.0 million deferred tax benefit.

Roadmaster Group

On December 1, 2017, the Company acquired 100% of the outstanding equity interests of Roadmaster Group, Inc. and subsidiaries, and Roadmaster Equipment Leasing, Inc. and all subsidiaries (collectively the Roadmaster Group) based in Phoenix, Arizona. Total consideration paid was $86.9 million, consisting of $37.5 million in cash, 3,114,247 shares of Daseke common stock valued at $39.1 million and the repayment of $10.3 million of long-term debt by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $22.9 million, consisting of trade name valued at $12.7 million, non-compete agreements valued at $2.9 million and customer relationships intangible of $7.3 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $0.6 million, of which $0.3 million related to the previous quarter. Additionally, goodwill and a corresponding deferred tax liability of $8.7 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $3.0 million deferred tax benefit.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tennessee Steel Haulers & Co.

On December 1, 2017, the Company acquired 100% of the outstanding equity interests of: (1) Tennessee Steel Haulers, Inc., (2) Alabama Carriers, Inc., and (3) Fleet Movers Inc. (collectively TSH & Co.) based in Nashville, Tennessee. Total consideration paid was $91.9 million, consisting of $74.9 million in cash and 972,680 shares of Daseke common stock valued at $12.0 million and the repayment of $5.0 million of long-term debt by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.5 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $49.8 million, consisting of trade name valued at $21.5 million, non-compete agreements valued at $12.4 million and customer relationships intangible of $15.9 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $2.1 million, of which $1.2 million related to the previous quarter. Additionally, goodwill and a deferred tax liability of $19.2 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $6.6 million deferred tax benefit.

R&R Trucking Holdings

On September 1, 2017, the Company acquired 100% of the outstanding stock of R&R Trucking Holdings, LLC (R&R), based in Duenweg, Missouri. Total consideration paid was $38.4 million, consisting of $24.6 million in cash and the assumption and repayment of $13.8 million of long-term debt by the Company. The cash consideration was funded through a delayed draw on September 1, 2017 under the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

The Steelman Companies

On July 1, 2017, the Company acquired 100% of the outstanding stock of The Steelman Companies (Steelman), based in Springfield, Missouri, for consideration of $18.8 million, consisting of $11.2 million in cash and 746,170 shares of Daseke common stock valued at $7.6 million. The fair value of the 746,170 shares issued was determined based on the closing price of the stock on the acquisition close date. The cash consideration was funded through cash on hand. The acquisition was a stock purchase under GAAP. A Section 338(h)(10) election was filed for certain of the entities acquired which will deem those acquisitions as an asset purchase for tax purposes; therefore, approximately $14.9 million of the values assigned to the intangible assets and goodwill are expected to be deductible for tax purposes. Approximately $0.3 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the provisional amount of goodwill was increased by $1.7 million with a corresponding increase to deferred tax liability.

Schilli Transportation Services

On May 1, 2017, the Company acquired 100% of the outstanding stock of Schilli Transportation Services, Inc. and certain of its affiliates (Schilli), based in Remington, Indiana. Total consideration paid was $27.4 million, consisting of $21.0 million in cash, 232,885 shares of Daseke common stock valued at $2.3 million and the refinancing of $4.0 million of long-term debt by the Company. The fair value of the 232,885 shares issued was determined based on the closing price of the stock on the acquisition close date. The cash consideration was funded through a delayed draw on May 1, 2017 under the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.4 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the provisional balance of goodwill was increased by $2.8 million for fair value adjustments to assets as of the acquisition date with a decrease to receivables of $0.9 million, held-for-sale assets of $0.3 million and fixed assets of $1.6 million. Additionally, the deferred tax liability was decreased by $0.7 million, with a corresponding decrease to goodwill.

Big Freight Systems

On May 1, 2017, the Company acquired 100% of the outstanding stock of Big Freight Systems, Inc. (Big Freight), based in Steinbach, Manitoba. Total consideration paid was $16.7 million consisting of $12.4 million in cash, 109,248 shares of Daseke common stock valued at $1.1 million and the assumption of approximately $3.2 million of outstanding debt by the Company. The fair value of the 109,248 shares issued was determined based on the closing price of the stock on the acquisition close date. Big Freight’s purchase agreement also contains an earn-out for additional cash consideration to be paid on the excess of each of 2017, 2018 and 2019’s earnings before interest, taxes,

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

depreciation and amortization (EBITDA Amount) over 2016’s EBITDA Amount (as defined in the purchase agreement), multiplied by 0.4. A contingent liability of $1.1 million was included in the allocation of the purchase price for this earn-out. The cash consideration was funded through a delayed draw on May 1, 2017 under the Term Loan Facility and cash on hand. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the provisional amount of goodwill was increased by $0.6 million (net of a $0.3 million foreign currency translation adjustment) with a corresponding increase to deferred tax liability.

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma financial information reflects the 2018 acquisitions as if they occurred on January 1, 2017. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on January 1, 2017. Further, the pro forma financial information does not purport to project the future operating results of the consolidated company.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Pro forma revenue	$468.2	$302.3	$1,293.5	$789.6
Pro forma net loss	$2.7	$(0.6)	$12.6	$(14.9)
Pro forma net loss per common share:
Basic and Diluted	$0.04	$(0.02)	$0.21	$(0.43)

For the three months ended September 30, 2018, actual revenue and net loss included in the Company’s consolidated statements of operations and comprehensive income (loss) attributable to the 2018 acquisitions were $79.5 million and $(0.4) million, respectively, and for the nine months ended September 30, 2018, $94.5 million and $(1.1) million, respectively.

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of September 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Assets held for sale	$10,369	$9,907
Insurance	7,057	7,642
Other prepaids	5,826	2,948
Licensing, permits and tolls	5,600	4,096
Highway and fuel taxes	1,655	1,238
Other assets	2,951	2,409
	$33,458	$28,240

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise. There was no goodwill impairment identified for nine months ended September 30, 2018. The summary of changes in goodwill follows for the nine months ended September 30, 2018 (in thousands):

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2017	$105,866	$196,836	$302,702
Goodwill acquired and adjustments to previously recorded goodwill	(8,602)	(19,402)	(28,004)
Foreign currency translation adjustment	—	(407)	(407)
Goodwill balance at September 30, 2018	$97,264	$177,027	$274,291

Intangible assets consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018			As of December 31, 2017
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$36,563	$(10,989)	$25,574	$12,230	$(5,765)	$6,465
Customer relationships	130,649	(30,871)	99,778	69,090	(23,921)	45,169
Trade names	86,497	(18)	86,479	41,180	—	41,180
Foreign currency translation adjustment	178	—	178	306	—	306
Total intangible assets	$253,887	$(41,878)	$212,009	$122,806	$(29,686)	$93,120

As of September 30, 2018, non-competition agreements and customer relationships had weighted average remaining useful lives of 3.42 and 10.24 years, respectively.

Amortization expense for intangible assets with definite lives was $4.1 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively, and $12.2 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively. Projected amortization expense for the next five fiscal years ending December 31, 2018, 2019, 2020, 2021 and 2022 will be $18.2 million, $17.5 million, $16.2 million, $15.4 million and $14.6 million, respectively.

In June 2018, the Company recorded an impairment charge of $2.8 million related to the trade names category of intangible assets. The trade name was impaired as a result of the reorganization and merger of two of the Company’s operating companies.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at September 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Revenue equipment	$708,865	$544,876
Buildings and improvements	60,980	53,366
Furniture and fixtures, office and computer equipment and vehicles	34,622	20,805
	804,467	619,047
Accumulated depreciation	(241,808)	(189,408)
	$562,659	$429,639

Depreciation expense on property and equipment was $32.8 million and $18.0 million for the three months ended September 30, 2018 and 2017, respectively, and $81.6 million and $49.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The components of the net investment in sales-type leases are as follows at September 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Minimum lease receivable	$78,525	$62,587
Deferred gain	(10,094)	(9,352)
Net minimum lease receivable	68,431	53,235
Unearned interest income	(11,437)	(10,432)

Net investment in sales-type leases	56,994	42,803
Current portion	(15,744)	(10,979)
	$41,250	$31,824

The long-term portion of sales-type leases is classified in other long-term assets on the consolidated balance sheets at September 30, 2018 and December 31, 2017.

Gain or loss on disposition of revenue equipment leased to owner-operators is included as a component of purchased freight in the consolidated statements of operations and comprehensive income (loss). The gain totaled approximately $0.6 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $2.0 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 9 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at September 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Brokerage and escorts	$15,181	$6,264
Unvouchered payables	9,984	4,156
Other accrued expenses	14,976	4,977
Owner-operator deposits	11,373	8,431
Interest	601	540
Fuel	1,763	1,130
Fuel taxes	492	378
	$54,370	$25,876

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Line of credit	$15,664	$4,561
Term loan facility	494,724	498,462
Equipment term loans	156,057	126,227
Capital leases	18,412	5,757
	684,857	635,007
Less current portion	(58,407)	(43,056)
Less unamortized debt issuance costs	(16,426)	(17,650)
Total long-term debt	$610,024	$574,301

Term Loan Facility

In conjunction with the close of the Business Combination on February 27, 2017, the Company entered into the $350.0 million Term Loan Facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto. The Term Loan Facility consists of (i) a $250.0 million term loan funded on the closing date of the Term Loan Facility (the Closing Date Term Loan); and (ii) up to $100.0 million of term loans to be funded from time to time under a delayed draw feature that was available until February 27, 2018.

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

The Term Loan Facility has a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.50% per annum through November 28, 2017, amended to 4.00% on that date for ABR Borrowings and LIBOR (subject to a 1.00% floor) plus 5.50% per annum through November 28, 2017, amended to 5.00% on that date for Eurodollar Rate Borrowings. At September 30, 2018, the average interest rate on the Term Loan Facility was 6.9%.

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

ABL Facility

Also, in conjunction with the Closing on February 27, 2017, the Company entered into a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $70.0 million, amended on June 15, 2018 to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. As amended on June 15, 2018, the ABL Facility’s maximum credit amount was increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of September 30, 2018, the Company had borrowings of $15.7 million, $10.1 million in letters of credit outstanding, and could incur approximately $83.3 million of additional indebtedness under the ABL Facility.

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

Fixed Charge Coverage Ratio	Base Rate Margins	LIBOR Rate Margins
Less than 1.25 to 1.00	2.25%	3.25%
Greater than or equal to 1.25 to 1.00, but less than 1.50 to 1.00	1.75%	2.75%
Greater than or equal to 1.50 to 1.00, but less than 1.75 to 1.00	1.25%	2.25%
Greater than or equal to 1.75 to 1.00	0.75%	1.75%

The ABL Facility was amended on June 15, 2018, to adjust margins, if necessary, on the ABL Facility beginning in the fiscal quarter ended September 30, 2018, to the applicable rates set forth in the following table corresponding to the average RLOC Utilization for the trailing 12 month period on the last day of the most recently completed fiscal quarter. RLOC Utilization at a particular date shall mean an amount equal to (a)(i) outstanding amount of Revolving Advances plus (ii) the outstanding amount of the Swing Loans plus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, divided by (b) Maximum Revolving Advance Amount.

RLOC Utilization	Base Rate Margins	LIBOR Rate Margins
Less than 33.3%	0.50%	1.50%
Greater than or equal to 33.3%, but less than 66.6%	0.75%	1.75%
Greater than or equal to 66.6%	1.00%	2.00%

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2018, the interest rate on the ABL Facility was 6.00%.

The ABL Facility is secured by all of the Company’s U.S.-based accounts receivable, parts supplies, cash and cash equivalents excluding proceeds of Term Loan Facility, securities and deposit accounts and other general assets not included in the Term Loan Facility collateral.

The ABL Facility contains (i) a financial covenant similar to the consolidated total leverage ratio required under the Term Loan Facility (but, as amended on August 31, 2017, in any event requiring a leverage ratio of less than or equal to 4.25 to 1.00 for the fiscal quarter, stepping down to 3.75 to 1.00 on March 31, 2021, in the same increments as the Term Loan Facility noted above) and (ii) during any period after a default or event of default or after excess availability falling below the greater of (x) $15.0 million and (y) 20% of the maximum credit amount, continuing until such time as no default or event of default has existed and excess availability has exceeded such amounts for a period of 60 consecutive days, a financial covenant requiring the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.00x, tested on a quarterly basis. The Company’s fixed charge coverage ratio is defined as the ratio of (1) consolidated adjusted EBITDA minus unfinanced capital expenditures, cash taxes and cash dividends or distributions, to (2) the sum of all funded debt payments for the four-quarter period then ending (with customary add-backs permitted to consolidated adjusted EBITDA).

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

As of September 30, 2018, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of September 30, 2018, the Company had term loans collateralized by equipment in the aggregate amount of $152.0 million with 37 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.4% to 10.8%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of September 30, 2018, the Company has a bank mortgage loan with a balance of $3.5 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020.

The interest rate and monthly payments will be adjusted on November 1, 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2020 (which will not be less than 3.7%). The bank mortgage loan matures November 1, 2023.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Capital Leases

The Company leases certain equipment under long-term capital lease agreements that expire on various dates through May 2025. As of September 30, 2018 and December 31, 2017, the book value of the property and equipment recorded under capital leases was $18.2 million and $7.0 million, net of accumulated depreciation of $7.1 million and $5.8 million, respectively. Depreciation expense related to lease equipment was $0.8 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $2.2 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Main Street Capital Corporation

In 2013, Main Street Capital Corporation (Main Street) loaned the Company $20.0 million under a senior subordinated secured term loan (the Main Street Loan). The Main Street Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. Paid-in kind (PIK) interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the nine months ended September 30, 2017, $0.1 million of accrued PIK interest was added to the principal balance. In conjunction with Business Combination, the Main Street Loan was repaid in February 2017. See Note 3 for additional details on the Business Combination.

Prudential Capital Partners

In 2013, the Company issued senior secured subordinated promissory notes in the initial aggregate principal amount of $20.0 million (PCP Subordinated Notes) to Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P. (collectively, the PCP Investors) pursuant to the Securities Purchase Agreement, dated as of November 12, 2013, by and among the Company, certain of its subsidiaries and the PCP Investors. The PCP Subordinated Notes were subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. PIK interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the nine months ended September 30, 2017, $0.1 million of accrued PIK interest was added to the principal balance. In conjunction with Business Combination, the PCP Subordinated Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

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

Future Payments

Future principal payments on long-term debt as of September 30, 2018 are as follows (in thousands):

	Line Of Credit	Term Loan Facility	Equipment Term Loans	Capital Leases	Total

2018	$—	$4,985	$48,602	$6,257	$59,844
2019	—	2,500	40,168	4,998	47,666
2020	—	2,500	28,191	3,581	34,272
2021	—	2,500	20,812	2,387	25,699
2022	15,664	2,500	9,047	1,439	28,650
Thereafter	—	479,739	9,237	765	489,741

Total minimum lease payments				19,427
Loan amount attributable to interest				(1,015)	(1,015)

Total (Present value of minimum lease payments on capital leases)	$15,664	$494,724	$156,057	18,412	$684,857
Less current portion				(4,820)
Long-term capital leases				$13,592

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2018 and 2017 were 23.5% and 101.8%, respectively, and (2,333.6%) and 22.6% for the nine months ended September 30, 2018 and 2017, respectively. The increase is primarily the result of recognized deferred tax liabilities for final valuations of intangible assets related to the December 2017 acquisitions and then remeasured using the Tax Cuts and Jobs Act (TCJA) rates, which resulted in the recognition of an approximately $14.0 million deferred tax benefit during the nine months ended September 30, 2018. Differences between the Company’s effective tax rate and the federal statutory rate also result from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers and transaction expenses. Additionally, difference in the effective tax rate in 2018 compared to 2017 are also the result of the change in the federal tax rate from 35% to 21% applied to pre-tax book income and increased by permanent items in 2018 compared to a pre-tax book loss offset by permanent items in 2017.

On December 22, 2017, the U.S. government enacted the TCJA comprehensive tax reform legislation. Effective January 2018, the TCJA, among other things, reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deductibility of interest expenses, limits the deduction for net operating losses, eliminates net operating loss carrybacks and modifies or eliminates many business deductions

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and credits. The TCJA also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations and imposes a mandatory one-time transition tax on undistributed international earnings.

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

There were no changes in uncertain tax positions during the nine months ended September 30, 2018.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

On September 19, 2017, the Company and certain stockholders of the Company entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated and Cowen and Company, LLC, as representatives of the several underwriters named therein, in connection with an underwritten public offering of 5,292,000 shares of the Company’s common stock, at a price to the public of $12.00 per share. Pursuant to the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 793,800 shares of common stock, which was exercised in full on September 20, 2017 and closed simultaneously with the offering on September 22, 2017. Net proceeds received by the Company were approximately $63.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used the net proceeds from the Offering for general corporate purposes, including, among other things, working capital, capital expenditures, debt repayment or refinancing or the financing of possible future acquisitions.

On February 14, 2018, the Company and one of the Company’s stockholders entered into an underwriting agreement with Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein, in connection with an underwritten public offering of 7,500,000 shares of the Company’s common stock, at a price to the public of $10.60 per share. Pursuant to the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 1,125,000 shares of common stock, which was exercised in full on February 16, 2018 and closed simultaneously with the offering on February 20, 2018. Net proceeds received by the Company were approximately $84.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has used and intends to continue to use the net proceeds from the offering for general corporate purposes, including, among other things, working capital, capital expenditures, debt repayment or refinancing or the financing of possible future acquisitions.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 1, 2018, as part of the consideration paid for the Kelsey Trail acquisition, the Company issued 95,859 shares of Daseke common stock valued at $0.9 million. See Note 4 for additional details about the Kelsey Trail acquisition.

On August 1, 2018, as part of the consideration paid for the Builders acquisition, the Company issued 399,530 shares of Daseke common stock valued at $3.4 million. See Note 4 for additional details about the Builders acquisition.

As of September 30, 2018, the Company has approximately 1.5 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 13 for additional details about the Company’s stock-based compensation plan.

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

On or after the third anniversary of the initial issuance date but prior to the fifth anniversary of the initial issuance date, the Company will have the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of the Company’s common stock at the then-effective conversion rate, if the Weighted Average Price of Company’s common stock equals or exceeds 140% of the then-current conversion price for at least 20-trading days (whether or not consecutive) in a period of 30 consecutive trading days. On or after the fifth anniversary of the initial issuance date but prior to the seventh anniversary of the initial issuance date, the Company will have the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of Company’s common stock at the then-effective conversion rate, if the Weighted Average Price of Company’s common stock equals or exceeds 115% of the then-current conversion price for at least 20-trading days (whether or not consecutive) in a period of 30 consecutive trading days. On or after the seventh anniversary of the initial issuance date, the Company will have the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of Company’s common stock at the then-effective conversion rate, if the Weighted Average Price of Company’s common stock equals or exceeds the then-current conversion price for at least 10 consecutive trading days. If the Company undergoes certain fundamental changes (as more fully described in the Certificate of Designations but including, among other things, certain change-in-control transactions, recapitalizations, asset sales and liquidation events), each outstanding share of Series A Preferred Stock may, within 15 days following the effective date of such fundamental change and at the election of the holder, be converted into Company’s common stock at a conversion rate (subject to certain adjustments) equal to (i) the greater of (A) the sum of the conversion rate on the effective date of such fundamental change plus the additional shares received by holders of Series A Preferred Stock following such fundamental change (as set forth in the Certificate of Designations) and (B) the quotient of (x) $100.00, divided by (y) the greater of (1) the applicable holder stock price and (2) 66 2/3% of the closing sale price of the Company’s common stock on the issue date plus (ii) the number

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of shares of Company’s common stock that would be issued if any and all accumulated and unpaid dividends were paid in shares of Company’s common stock.

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

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. The Company’s board of directors declared quarterly dividends of $0.68 per share on April 24, 2017, and $1.91 per share on July 18, 2017, which were both then paid on July 28, 2017. On February 27, 2018 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2018. On May 22, 2018, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 20, 2018. On August 21, 2018 the Company’s board of directors declared a third quarterly dividend of $1.91 per share, which was paid on September 14, 2018.

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

Warrants

At September 30, 2018, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

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

The Company may call the Public Warrants for redemption at a price of $0.01 per warrant if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20-trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the Public Warrant holders.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock Options

The following table summarizes stock option grants under the Plan from February 27, 2017 through September 30, 2018:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Director Group	150,000	145,000	5 years	$9.98	$632,200
Employee Group	1,806,590	1,734,401	5 years	$10.50	$7,908,869
Total		1,879,401

The Company’s calculations of the fair value of stock options granted through September 30, 2018 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions as of September 30, 2018:

Weighted average expected life	6.5 years
Risk-free interest rate	2.28% to 2.77%
Expected volatility	36.7% to 39.9%
Expected dividend yield	0.00%

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

A summary of option activity under the Plan as of September 30, 2018 and changes during the nine months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2018	1,655,995	$10.36	9.3	$6,505
Granted	291,595	11.03	10.0	—
Exercised	(5,000)	9.98	—	—
Forfeited or expired	(63,189)	10.45	—	—
Outstanding as of September 30, 2018	1,879,401	10.46	8.7	—

Exercisable as of September 30, 2018	283,395	$9.99	8.4	$—

The stock options’ maximum contract term is ten years.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan from June 1, 2017 through September 30, 2018:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Grant Date Fair Value

Employee Group	1,600,883	956,910	5 years	$16,921,333

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur.

A summary of restricted stock unit awards activity under the Plan as of September 30, 2018 and changes during the nine months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Outstanding as of January 1, 2018	763,591	$9.98
Granted	592,015	11.57
Exercised	(114,136)	9.50
Forfeited	(284,560)	11.49
Outstanding as of September 30, 2018	956,910	$10.57

Aggregate stock-based compensation expense, net of forfeitures, was $0.9 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively, and $2.7 million and $1.2 million during the nine months ended September 30, 2018 and 2017, respectively. These expenses are included as a component of salaries, wages and employee benefits in the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2018, there was $6.2 million and $9.0 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 3.7 years for stock options and 4.0 years for restricted stock units.

NOTE 14 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under The Employee Retirement Income Security Act of 1974 (ERISA) provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of $0.9 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively and $2.8 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively. The Company sponsors defined contribution profit-sharing plans, including 401(k) provisions for substantially all employees of acquired companies whose plans have not been merged into the Retirement Plan at September 30, 2018. Matching contributions for 401(k) defined contribution plans not yet merged into the Retirement Plan totaled approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, and $47,000 for both the three or nine months ended September 30, 2017.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office building facilities, terminal locations and revenue equipment under non-cancelable operating leases. Certain of the Company’s operating lease agreements contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). The total amount of rent payments due over the lease terms are charged to rent expense on the straight-line, undiscounted method over the lease terms. Building and terminal rent expense under operating leases was $3.9 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $9.6 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively. Tractor, trailer and other revenue equipment rent expense under operating leases was $5.8 million and $4.7 million for the three months ended September 30, 2018 and 2017, respectively, and $14.8 million and $12.7. million for the nine months ended September 30, 2018 and 2017, respectively.

Letters of Credit

The Company had outstanding letters of credit at September 30, 2018 totaling approximately $12.0 million, including those disclosed in Note 10. These letters of credit are related to liability and workers compensation insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $1.1 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $3.2 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $2.6 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $6.5 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables reflect certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended September 30, 2018
Total revenue	$181,494	$283,891	$(3,796)	$461,589
Operating income (loss)	12,230	11,815	(10,128)	13,917
Depreciation	7,751	24,981	25	32,757
Amortization of intangible assets	1,450	2,593	—	4,043
Interest expense	2,206	2,898	6,735	11,839
Income (loss) before income tax	10,122	9,481	(16,752)	2,851
Total assets	474,218	906,562	25,754	1,406,534
Net capital expenditures	8,531	40,709	658	49,898

Three Months Ended September 30, 2017
Total revenue	$85,592	$147,631	$(1,901)	$231,322
Operating income (loss)	4,755	7,159	(6,210)	5,704
Depreciation	6,713	11,290	37	18,040
Amortization of intangible assets	437	1,328	—	1,765
Interest expense	1,777	2,138	4,709	8,624
Income (loss) before income tax	2,997	5,060	(10,869)	(2,812)
Total assets	272,686	472,761	111,974	857,421
Net capital expenditures	4,485	10,390	55	14,930

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Nine Months Ended September 30, 2018
Total revenue	$488,681	$687,137	$(9,749)	$1,166,069
Operating income (loss)	28,462	24,065	(22,345)	30,182
Depreciation	21,420	60,070	82	81,572
Amortization of intangible assets	4,395	7,781	—	12,176
Interest expense	6,011	8,131	19,104	33,246
Income (loss) before income tax	22,754	17,657	(39,800)	611
Net capital expenditures	11,256	72,972	1,068	85,296

Nine Months Ended September 30, 2017
Total revenue	$253,794	$340,289	$(5,004)	$589,079
Operating income (loss)	14,955	12,756	(18,391)	9,320
Depreciation	20,619	28,375	115	49,109
Amortization of intangible assets	1,310	3,339	—	4,649
Interest expense	5,263	5,832	9,969	21,064
Income (loss) before income tax	9,725	7,004	(31,979)	(15,250)
Net capital expenditures	6,653	17,166	103	23,922

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 – EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Numerator:
Net income (loss)	$2,181	$50	$14,869	$(11,802)
Less Series A preferred dividends	(1,239)	(1,225)	(3,717)	(2,919)
Less Series B preferred dividends	—	—	—	(806)
Allocation of earnings to non-vested participating restricted stock units	(15)	—	(180)	—
Numerator for basic and diluted EPS	$927	$(1,175)	$10,972	$(15,527)

Denominator:
Weighted-average shares outstanding	64,310	39,360	59,398	34,791
Weighted average non-vested participating restricted stock units	979	-	1,015	-
Denominator for basic and diluted EPS – weighted-average shares	65,289	39,360	60,413	34,791

Basic and diluted EPS	$0.01	$(0.03)	$0.18	$(0.45)

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

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure and fixed cost requirements. Approximately 48% of freight, logistics and brokerage revenue for the nine months ended September 30, 2018 was derived from company-owned equipment and approximately 52% was derived from asset-light services.

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

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), for total consideration of $117.8 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, and the payoff of $54.8 million of outstanding debt. Aveda transports equipment required for the exploration, development and production of petroleum resources in the United States and Canada, expanding the Specialized Segment.

On August 1, 2018, the Company acquired all of the outstanding shares of Builders Transportation Co., LLC (Builders) based in Memphis, Tennessee for total consideration of $36.3 million, consisting of $30.0 million in cash, 399,530 shares of Daseke common stock valued at $3.4 million and the assumption by the Company of $2.9 million of long-term debt. Builders transports metals and building materials, expanding the Flatbed Segment.

On July 1 and August 1, 2018, the Company closed two acquisitions to acquire 100% of the outstanding shares of the entities for aggregate consideration of $31.6 million, consisting of $20.1 million in cash and 95,803 shares of Daseke common stock valued at $0.9 million. Additionally, the Company assumed approximately $10.6 million of debt and capital lease obligations. These two acquisitions expand operations in the northwest United States and Canada, in the Flatbed and Specialized Segments.

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

Flatbed Solutions Acquisitions

•	Builders Acquisition – Effective August 1, 2018, the Company acquired 100% of the outstanding equity interests of Builders, to expand its presence in the steel and construction materials markets.

•

Leavitt’s Acquisition – Effective August 1, 2018, a Company subsidiary acquired 100% of the outstanding equity interests of Leavitt’s Freight Service (Leavitt’s), to strengthen its operations in Central Oregon and expand its capabilities to the lumber industry.

•

Tennessee Steel Haulers Acquisition – Effective December 1, 2017, the Company acquired 100% of the outstanding equity interests of TSH & Co. to expand its presence on the East Coast and in the Southeastern United States in both the steel and building materials industries.

The Company refers to the 2017 and 2018 acquisitions described above collectively as the “Flatbed Solutions Acquisitions.”

Specialized Solutions Acquisitions

•

Kelsey Trail Acquisition – Effective July 1, 2018, a Company subsidiary acquired 100% of the outstanding equity interests of Kelsey Trail Trucking (Kelsey Trail), to strengthen and grow its operations in Canada.

•

Aveda Acquisition – Effective June 6, 2018, the Company acquired 100% of the outstanding equity interests of Aveda, to expand its capabilities to include the specialized transportation of equipment required for the exploration, development and production of petroleum resources in the United States and Canada.

•

Belmont Acquisition – Effective December 29, 2017, a Company subsidiary acquired 100% of the outstanding equity interests of Belmont, as a dedicated glass hauler that will complement the Company’s existing glass hauling capabilities.

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

The Company refers to the 2017 and 2018 acquisitions described above collectively as the “Specialized Solutions Acquisitions.”

The Company refers to the Flatbed Solutions Acquisitions and Specialized Solutions Acquisitions described above collectively as the “Recent Acquisitions.”

The Business Combination

The Company’s historical results of operations may not be comparable or indicative of results after the consummation of the Business Combination as a result of the following:

•

Transaction Costs. During the nine months ended September 30, 2017, the Company expensed $2.0 million of transaction costs related to the Business Combination. There were no such expenses for the nine months ended September 30, 2018.

•

Deferred Financing Fees. During the nine months ended September 30, 2017, the Company expensed $3.9 million of unamortized deferred financing fees associated with debt refinanced in conjunction with the Business Combination. There were no such expenses for the nine months ended September 30, 2018.

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

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2018 and 2017 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended September 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$329,474	71.4	$171,245	74.0	$158,229	92.4
Brokerage	82,203	17.8	34,198	14.8	48,005	140.4
Logistics	11,656	2.5	7,871	3.4	3,785	48.1
Fuel surcharge	38,256	8.3	18,008	7.8	20,248	112.4
Total revenue	461,589	100.0	231,322	100.0	230,267	99.5

OPERATING EXPENSES:
Salaries, wages and employee benefits	114,776	24.9	64,955	28.1	49,821	76.7
Fuel	38,931	8.4	24,734	10.7	14,197	57.4
Operations and maintenance	51,494	11.2	35,132	15.2	16,362	46.6
Communications	920	0.2	539	0.2	381	70.7
Purchased freight	170,548	36.9	61,598	26.6	108,950	176.9
Administrative expenses	16,075	3.5	8,619	3.7	7,456	86.5
Sales and marketing	1,007	0.2	488	0.2	519	106.4
Taxes and licenses	4,681	1.0	2,963	1.3	1,718	58.0
Insurance and claims	12,738	2.8	6,351	2.7	6,387	100.6
Acquisition-related transaction expenses	601	0.1	773	0.3	(172)	(22.3)
Depreciation and amortization	36,800	8.0	19,805	8.6	16,995	85.8
(Gain) loss on disposition of revenue property and equipment	(899)	(0.2)	(339)	(0.1)	(560)	165.2
Total operating expenses	447,672	97.0	225,618	97.5	222,054	98.4
Operating ratio	97.0%		97.5%
Adjusted operating ratio(1)	94.9%		95.4%
INCOME FROM OPERATIONS	13,917	3.0	5,704	2.5	8,213	144.0

Other expense (income):
Interest income	(170)	*	(76)	*	(94)	123.7
Interest expense	11,839	2.6	8,624	3.7	3,215	37.3
Other	(603)	(0.1)	(32)	*	(571)	1,784.4
Total other expense	11,066	2.4	8,516	3.7	2,550	29.9

Income (loss) before provision (benefit) for income taxes	2,851	0.6	(2,812)	(1.2)	5,663	(201.4)
Provision (benefit) for income taxes	670	0.1	(2,862)	(1.2)	3,532	(123.4)
Net income	$2,181	0.5	$50	*	$2,131	4,262.0

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended September 30, 2018 and 2017 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended September 30, 2018 and 2017.

FLATBED SOLUTIONS

	Three Months Ended September 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$130,678	72.0	$67,807	79.2	$62,871	92.7
Brokerage	29,134	16.1	9,385	11.0	19,749	210.4
Logistics	824	0.5	—	*	824	*
Fuel surcharge	20,858	11.5	8,400	9.8	12,458	148.3
Total revenue	181,494	100.0	85,592	100.0	95,902	112.0

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	32,951	18.2	23,538	27.5	9,413	40.0
Fuel	13,682	7.5	10,212	11.9	3,470	34.0
Operations and maintenance	12,617	7.0	9,584	11.2	3,033	31.6
Purchased freight	90,321	49.8	24,536	28.7	65,785	268.1
Depreciation and amortization	9,201	5.1	7,150	8.4	2,051	28.7
Other operating expenses	10,492	5.8	5,817	6.8	4,675	80.4
Total operating expenses	169,264	93.3	80,837	94.4	88,427	109.4
Operating ratio	93.3%		94.4%
Adjusted operating ratio(2)	92.4%		93.5%
INCOME FROM OPERATIONS	$12,230	6.7	$4,755	5.6	$7,475	157.2

OPERATING STATISTICS:
Total miles	64,073,858		36,646,345		27,427,513	74.8
Company-operated tractors, at quarter-end	1,363		1,141		222	19.5
Owner-operated tractors, at quarter-end	1,636		463		1,173	253.3
Number of trailers, at quarter-end	5,173		2,878		2,295	79.7

Company-operated tractors, average for the quarter	1,244		1,144		100	8.7
Owner-operated tractors, average for the quarter	1,611		469		1,142	243.5

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the three months ended September 30, 2018 and 2017 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended September 30, 2018 and 2017.

SPECIALIZED SOLUTIONS

	Three Months Ended September 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$202,085	71.2	$105,137	71.2	$96,948	92.2
Brokerage	53,233	18.8	24,852	16.8	28,381	114.2
Logistics	10,855	3.8	7,886	5.3	2,969	37.6
Fuel surcharge	17,718	6.2	9,756	6.6	7,962	81.6
Total revenue	283,891	100.0	147,631	100.0	136,260	92.3

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	79,369	28.0	39,507	26.8	39,862	100.9
Fuel	25,249	8.9	14,521	9.8	10,728	73.9
Operations and maintenance	38,736	13.6	25,180	17.1	13,556	53.8
Purchased freight	84,014	29.6	38,965	26.4	45,049	115.6
Depreciation and amortization	27,574	9.7	12,618	8.5	14,956	118.5
Impairment	—	*	—	*	—	*
Other operating expenses	17,134	6.0	9,681	6.6	7,453	77.0
Total operating expenses	272,076	95.8	140,472	95.2	131,604	93.7
Operating ratio	95.8%		95.2%
Adjusted operating ratio(2)	93.0%		92.6%
INCOME FROM OPERATIONS	$11,815	4.2	$7,159	4.8	$4,656	65.0

OPERATING STATISTICS:
Total miles	57,228,358		38,948,331		18,280,027	46.9
Company-operated tractors, at quarter-end	2,436		1,716		720	42.0
Owner-operated tractors, at quarter-end	678		452		226	50.0
Number of trailers, at quarter-end	8,724		5,266		3,458	65.7

Company-operated tractors, average for the quarter	2,446		1,638		808	49.3
Owner-operated tractors, average for the quarter	721		408		313	76.7

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 99.5% to $461.6 million for the three months ended September 30, 2018 from $231.3 million for the three months ended September 30, 2017, primarily due to the Recent Acquisitions. The increase in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $40.3 million, or 17.4%, due to increases in freight revenue, brokerage revenue and fuel surcharge. Freight revenue, excluding the effect of the Recent Acquisitions, increased $19.1 million, or 11.1%, from $171.2 million for the three months ended September 30, 2017 to $190.3 million for the three months ended September 30, 2018. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $10.5 million, or 30.7%, from $34.2 million for the three months ended September 30, 2017 to $44.7 million for the three months ended September 30, 2018. The increases in freight and brokerage revenue were primarily a result of increases in rates, while miles driven were relatively flat when compared to the same period in 2017, excluding the effect of the Recent Acquisitions. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased $8.9 million, or 49.2%, from $18.0 million for the three months ended September 30, 2017 to $26.9 million for the three months ended September 30, 2018.

The Company’s Flatbed Solutions segment’s revenue was $181.5 million for the three months ended September 30, 2018 as compared to $85.6 million for the three months ended September 30, 2017, an increase of 112.0%, which was primarily the result of the Flatbed Solutions Acquisitions. The increase in revenue, excluding the effect of the Flatbed Solutions Acquisitions was 18.0%, or $15.4 million, due to increases in freight revenue, brokerage revenue and fuel surcharge. Freight revenue, excluding the effect of the Flatbed Solutions Acquisitions, increased $9.4 million, or 13.8%, from $67.8 million for the three months ended September 30, 2017 to $77.2 million for the three months ended September 30, 2018. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $1.2 million, or 12.7%, from $9.4 million for the three months ended September 30, 2017 to $10.6 million for the three months ended September 30, 2018. The increases in freight and brokerage revenue were primarily a result of increases in rates, while miles driven were relatively flat when compared to the same period in 2017, excluding the effect of the Flatbed Solutions Acquisitions. Fuel surcharges, excluding the effect of the Flatbed Solutions Acquisitions, increased $4.8 million, or 57.2%, from $8.4 million for the three months ended September 30, 2017 to $13.2 million for the three months ended September 30, 2018.

The Company’s Specialized Solutions segment’s revenue was $283.9 million for the three months ended September 30, 2018 as compared to $147.6 million for the three months ended September 30, 2017, an increase of 92.3%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions, was an increase of $29.1 million, or 19.7%, due to increases in freight revenue, brokerage revenue and fuel surcharge. Freight revenue, excluding the effect of the Specialized Solutions Acquisitions, increased $13.5 million, or 12.8%, from $105.1 million for the three months ended September 30, 2017 to $118.6 million for the three months ended September 30, 2018. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions, increased $9.4 million, or 37.9%, from $24.9 million for the three months ended September 30, 2017 to $34.3 million for the three months ended September 30, 2018. The increases in freight and brokerage revenue were primarily a result of increases in rates, while miles driven where relatively flat when compared to the same period in 2017, excluding the effect of the Specialized Solutions Acquisitions. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions, increased $4.4 million, or 45.4%, from $9.8 million for the three months ended September 30, 2017 to $14.2 million for the three months ended September 30, 2018.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices, which increased by 23.8% in the third quarter of 2018 compared to the same period in 2017.

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

Salaries, wages and employee benefits expense increased 76.7% to $114.8 million for the three months ended September 30, 2018 from $65.0 million for the three months ended September 30, 2017, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 12.9%, or $8.4 million, and was primarily due to increased employee compensation, due to increases in average driver wages in the trucking industry and general inflation. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased less than 1% for the three months ended September 30, 2018 as compared to the same period in 2017.

The Company’s Flatbed Solutions segment had a $9.5 million, or 40.0%, increase in salaries, wages and employee benefits expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily as a result of the  Flatbed Solutions Acquisitions, which resulted in a $7.7 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefit expense increased 7.5%, or $1.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily due to increased employee compensation, due to increases in average driver wages in the trucking industry and general inflation. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 2.9% for the three months ended September 30, 2018 as compared to the same period in 2017. This decrease is a result of higher utilization of owner-operators with a decrease in Company drivers for the three months ended September 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Specialized Solutions segment had a $39.9 million, or 100.9%, increase in salaries, wages and employee benefits expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. The increase, excluding the effect of the Specialized Solutions Acquisitions, was 17.4%, or $6.9 million, and was primarily due to increased employee compensation, due to increases in average driver wages in the trucking industry and general inflation, as discussed above. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased less than 1% for the three months ended September 30, 2018 as compared to the same period in 2017.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense increased $14.2 million, or 57.4%, to $38.9 million for the three months ended September 30, 2018 from $24.7 million for the three months ended September 30, 2017. This increase was primarily a result of higher fuel prices and the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, fuel expense increased 17.5%, or $4.3 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.237 for the three months ended September 30, 2018, compared to $2.615 for the same period in 2017, a 23.8% increase. Total miles driven, excluding the Recent Acquisitions, were relatively flat for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

The Company’s Flatbed Solutions segment’s fuel expense increased 34.0% to $13.7 million for the three months ended September 30, 2018 from $10.2 million for the three months ended September 30, 2017, primarily as a result of the Flatbed Solutions Acquisitions and higher fuel prices. Excluding the effect of the Flatbed Solutions Acquisitions, fuel expense in the Flatbed Solutions segment increased 14.8% to $11.7 million. Total miles driven, excluding the Flatbed Solutions Acquisitions, were relatively flat for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

The Company’s Specialized Solutions segment’s fuel expense increased 73.9% to $25.2 million for the three months ended September 30, 2018 from $14.5 million for the three months ended September 30, 2017, primarily as the result of the Specialized Solutions Acquisitions and higher fuel prices. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment increased 20.9% to $17.6 million. Total miles driven, excluding the Specialized Solutions Acquisitions, were relatively flat for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

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

Operations and maintenance expense increased 46.6% to $51.5 million for the three months ended September 30, 2018 from $35.1 million for the three months ended September 30, 2017, primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense increased 5.8% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 1.4% for the three months ended September 30, 2018 as compared to the same period in 2017. This decrease is a result of higher utilization of owner-operators with a decrease in Company drivers for the three months ended September 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $3.0 million, or 31.6%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of the Flatbed Solutions Acquisitions. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense increased $0.4 million, or 4.3%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of an increase in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 1.5% for the three months ended September 30, 2018 as compared to the same period in 2017.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $13.6 million, or 53.8%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense increased $1.9 million, or 7.5%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of increased pilot car and permit expenses, an increase in maintenance expense, due to normal replacement cycles of tractors and trailers and increased logistics activities. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 1.5% for the three months ended September 30, 2018 as compared to the same period in 2017. This decrease is a result of higher utilization of owner-operators with a decrease in Company drivers for the three months ended September 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 176.9% from $61.6 million during the three months ended September 30, 2017 to $170.5 million during the three months ended September 30, 2018, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 25.3% to $77.2 million for the three months ended September 30, 2018. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 25.9% from $34.8 million during the three months ended September 30, 2017 to $43.8 million during the three months ended September 30, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 26.9% from $25.1 million during the three months ended September 30, 2017 to $31.9 million during the three months ended September 30, 2018, primarily as a result of higher rates and increased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, increased 1.8% for the three months ended September 30, 2018 as compared to the same period in 2017 as a result of higher utilization of owner-operators and third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 268.1% to $90.3 million for the three months ended September 30, 2018 from $24.5 million for the three months ended September 30, 2017, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $57.4 million increase to purchased freight expense. Excluding the effect of the Flatbed Solutions Acquisitions, the Company’s Flatbed Solutions segment’s purchased freight expense increased 34.1% to $32.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Purchased freight expense from owner-operators, excluding the Flatbed Solutions Acquisitions, increased 44.7% to $25.0 million for the three months ended September 30, 2018 from $17.3 million for the three months ended September 30, 2017, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Flatbed Solutions Acquisitions, increased 6.2% from $6.7 million during the three months ended September 30, 2017 to $7.1 million during the three months ended September 30, 2018, primarily as a result of higher rates and increased utilization of third-party capacity providers.  Excluding the effect of the Flatbed Solutions Acquisitions, purchased freight expense, as a percentage of Flatbed Solutions revenue, increased 3.9% for the three months ended September 30, 2018 as compared to the same period in 2017 as a result of higher utilization of owner-operators and third-party capacity providers.

The Company’s Specialized Solutions segment’s purchased freight expense increased 115.6% to $84.0 million during the three months ended September 30, 2018 from $39.0 million during the three months ended September 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 23.4% to $48.1 million for the three months ended September 30, 2018. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions, increased 7.7% from $17.5 million during the three months ended September 30, 2017 to $18.9 million during the three months ended September 30, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices.  Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 34.4% from $18.4 million during the three months ended September 30, 2017 to $24.7 million during the three months ended September 30, 2018, primarily as a result of higher rates and increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of

Specialized Solutions revenue, increased less than 1.0% for the three months ended September 30, 2018 as compared to the same period in 2017 as a result of higher utilization of owner-operators and third-party capacity providers.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment.

Depreciation and amortization expense increased 85.8% to $36.8 million during the three months ended September 30, 2018 from $19.8 million during the three months ended September 30, 2017, as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense was relatively flat for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 28.7% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Excluding the Flatbed Solutions Acquisitions, depreciation and amortization expense during the three months ended September 30, 2018 decreased 4.5% primarily as a result of a 8.8% reduction in company-owned tractors and a 2.0% reduction in trailers, as compared to the same period in 2017.

The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 118.5% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of the Specialized Solutions Acquisitions. After adjusting for the effect of the Specialized Solutions Acquisitions, depreciation and amortization expense increased 3.6% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of a 1.9% increase in company-owned tractors and a 11.1% increase in trailers, as compared to the same period in 2017.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $3.0 million for the three months ended September 30, 2017 to $4.7 million for the three months ended September 30, 2018. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.3% for the three months ended September 30, 2018 and 2017.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 100.6% to $12.7 million during the three months ended September 30, 2018 from $6.3 million during the three months ended September 30, 2017, partially as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased from 2.7% for the three months ended September 30, 2017 to 3.7% for the three months ended September 30, 2018 primarily due to increases in claims accruals and liability premiums.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 37.3% to $11.8 million during the three months ended September 30, 2018 from $8.6 million during the three months ended September 30, 2017. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2017 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Income taxes increased from a benefit of $2.9 million for the three months ended September 30, 2017 to an expense of $0.7 million for the three months ended September 30, 2018. The increase is primarily the result of the increase in income before income taxes of $5.7 million from the three months ended September 30, 2017 when compared with the three months ended September 30, 2018. The effective tax rate was 23.5% for the three months ended September 30, 2018, compared to 101.8% for the three months ended September 30, 2017. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2018 and 2017 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$842,128	72.2	$446,454	75.8	$395,674	88.6
Brokerage	188,432	16.2	83,723	14.2	104,709	125.1
Logistics	31,265	2.7	10,571	1.8	20,694	195.8
Fuel surcharge	104,244	8.9	48,331	8.2	55,913	115.7
Total revenue	1,166,069	100.0	589,079	100.0	576,990	97.9

OPERATING EXPENSES:
Salaries, wages and employee benefits	287,735	24.7	174,253	29.6	113,482	65.1
Fuel	103,666	8.9	64,423	10.9	39,243	60.9
Operations and maintenance	126,427	10.8	86,332	14.7	40,095	46.4
Communications	2,426	0.2	1,491	0.3	935	62.7
Purchased freight	429,948	36.9	148,945	25.3	281,003	188.7
Administrative expenses	41,290	3.5	24,019	4.1	17,271	71.9
Sales and marketing	2,295	0.2	1,425	0.2	870	61.1
Taxes and licenses	12,265	1.1	7,855	1.3	4,410	56.1
Insurance and claims	32,350	2.8	15,516	2.6	16,834	108.5
Acquisition-related transaction expenses	2,442	0.2	2,255	0.4	187	8.3
Depreciation and amortization	93,748	8.0	53,758	9.1	39,990	74.4
Gain on disposition of revenue property and equipment	(1,545)	(0.1)	(513)	(0.1)	(1,032)	201.2
Impairment	2,840	0.2	—	*	2,840	*
Total operating expenses	1,135,887	97.4	579,759	98.4	556,128	95.9
Operating ratio	97.4%		98.4%
Adjusted operating ratio(1)	95.1%		96.2%
INCOME FROM OPERATIONS	30,182	2.6	9,320	1.6	20,862	223.8

Other expense (income):
Interest income	(1,213)	(0.1)	(130)	*	(1,083)	833.1
Interest expense	33,246	2.9	21,064	3.6	12,182	57.8
Write-off of unamortized deferred financing fees	—	*	3,883	0.7	(3,883)	(100.0)
Other	(2,462)	(0.2)	(247)	*	(2,215)	896.8
Total other expense	29,571	2.5	24,570	4.2	5,001	20.4

Income (loss) before benefit for income taxes	611	0.1	(15,250)	(2.6)	15,861	(104.0)
Benefit for income taxes	(14,258)	(1.2)	(3,448)	(0.6)	(10,810)	313.5
Net income (loss)	$14,869	1.3	$(11,802)	(2.0)	$26,671	(226.0)

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the nine months ended September 30, 2018 and 2017 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the nine months ended September 30, 2018 and 2017.

FLATBED SOLUTIONS

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$353,676	72.4	$200,670	79.1	$153,006	76.2
Brokerage	76,006	15.6	27,979	11.0	48,027	171.7
Logistics	2,231	0.5	—	*	2,231	*
Fuel surcharge	56,768	11.6	25,145	9.9	31,623	125.8
Total revenue	488,681	100.0	253,794	100.0	234,887	92.6

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	86,924	17.8	71,723	28.3	15,201	21.2
Fuel	36,922	7.6	30,594	12.1	6,328	20.7
Operations and maintenance	34,354	7.0	27,475	10.8	6,879	25.0
Purchased freight	247,561	50.7	70,211	27.7	177,350	252.6
Depreciation and amortization	25,815	5.3	21,929	8.6	3,886	17.7
Other operating expenses	28,643	5.9	16,907	6.7	11,736	69.4
Total operating expenses	460,219	94.2	238,839	94.1	221,380	92.7
Operating ratio	94.2%		94.1%
Adjusted operating ratio(2)	93.2%		93.1%
INCOME FROM OPERATIONS	$28,462	5.8	$14,955	5.9	$13,507	90.3

OPERATING STATISTICS:
Total miles	180,415,251		112,318,418		68,096,833	60.6
Company-operated tractors, at period-end	1,363		1,141		222	19.5
Owner-operated tractors, at period-end	1,636		463		1,173	253.3
Number of trailers, at period-end	5,173		2,878		2,295	79.7

Company-operated tractors, average for the period	1,151		1,158		(7)	(0.6)
Owner-operated tractors, average for the period	1,524		454		1,070	235.7

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the nine months ended September 30, 2018 and 2017 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the nine months ended September 30, 2018 and 2017.

SPECIALIZED SOLUTIONS

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$496,712	72.3	$250,255	73.5	$246,457	98.5
Brokerage	112,823	16.4	55,820	16.4	57,003	102.1
Logistics	29,128	4.2	10,594	3.1	18,534	174.9
Fuel surcharge	48,474	7.1	23,620	6.9	24,854	105.2
Total revenue	687,137	100.0	340,289	100.0	346,848	101.9

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	197,506	28.7	97,880	28.8	99,626	101.8
Fuel	66,744	9.7	33,829	9.9	32,915	97.3
Operations and maintenance	91,639	13.3	57,990	17.0	33,649	58.0
Purchased freight	192,117	28.0	83,704	24.6	108,413	129.5
Depreciation and amortization	67,851	9.9	31,714	9.3	36,137	113.9
Impairment	2,840	1.0	—	*	2,840	*
Other operating expenses	44,375	6.5	22,416	6.6	21,959	98.0
Total operating expenses	663,072	96.5	327,533	96.3	335,539	102.4
Operating ratio	96.5%		96.3%
Adjusted operating ratio(2)	93.4%		94.0%
INCOME FROM OPERATIONS	$24,065	3.5	$12,756	3.7	$11,309	88.7

OPERATING STATISTICS:
Total miles	163,313,962		94,967,882		68,346,080	72.0
Company-operated tractors, at period-end	2,436		1,716		720	42.0
Owner-operated tractors, at period-end	678		452		226	50.0
Number of trailers, at period-end	8,724		5,266		3,458	65.7

Company-operated tractors, average for the period	2,173		1,375		798	58.0
Owner-operated tractors, average for the period	618		295		323	109.5

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 97.9% to $1,166.1 million for the nine months ended September 30, 2018 from $589.1 million for the nine months ended September 30, 2017, primarily due to the Recent Acquisitions. The increase in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $80.4 million, or 13.7%, due to increases in freight revenue, brokerage revenue and fuel surcharge. Freight revenue, excluding the effect of the Recent Acquisitions, increased $37.8 million, or 8.5%, from $446.5 million for the nine months ended September 30, 2017 to $484.3 million for the nine months ended September 30, 2018. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $18.0 million, or 21.4%, from $83.7 million for the nine months ended September 30, 2017 to $101.7 million for the nine months ended September 30, 2018. The increases in freight and brokerage revenue were primarily a result of increases in rates, while miles driven were relatively flat when compared to the same period in 2017, excluding the effect of the Recent Acquisitions. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased $20.5 million, or 42.4%, from $48.3 million for the nine months ended September 30, 2017 to $68.8 million for the nine months ended September 30, 2018.

The Company’s Flatbed Solutions segment’s revenue was $488.7 million for the nine months ended September 30, 2018 as compared to $253.8 million for the nine months ended September 30, 2017, an increase of 92.6%, which was primarily the result of the  Flatbed Solutions Acquisitions. The increase in revenue, excluding the effect of the Flatbed Solutions Acquisitions was 13.2%, or $33.4 million, due to increases in freight revenue, brokerage revenue and fuel surcharge. Freight revenue, excluding the effect of the Flatbed Solutions Acquisitions, increased $19.9 million, or 9.9%, from $200.7 million for the nine months ended September 30, 2017 to $220.6 million for the nine months ended September 30, 2018. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $2.0 million, or 7.2%, from $28.0 million for the nine months ended September 30, 2017 to $30.0 million for the three months ended September 30, 2018. The increases in freight and brokerage revenue were primarily a result of increases in rates, while miles driven were relatively flat when compared to the same period in 2017, excluding the effect of the Flatbed Solutions Acquisitions. Fuel surcharges, excluding the effect of the Flatbed Solutions Acquisitions, increased $11.5 million, or 45.8%, from $25.1 million for the nine months ended September 30, 2017 to $36.6 million for the nine months ended September 30, 2018.

The Company’s Specialized Solutions segment’s revenue was $687.1 million for the nine months ended September 30, 2018 as compared to $340.3 million for the nine months ended September 30, 2017, an increase of 101.9%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions, was an increase of $51.7 million, or 15.2%, due to increases in freight revenue, brokerage revenue and fuel surcharge. Freight revenue, excluding the effect of the Specialized Solutions Acquisitions, increased to $21.7 million, or 8.7%, from $250.3 million for the nine months ended September 30, 2017 to $272.0 million for the nine months ended September 30, 2018. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions, increased $16.2 million, or 29.1%, from $55.8 million for the nine months ended September 30, 2017 to $72.0 million. The increases in freight and brokerage revenue were primarily a result of increases in rates, while miles driven were relatively flat when compared to the same period in 2017, excluding the effect of the Specialized Solutions Acquisitions. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions, increased $9.6 million, or 40.5%, from $23.6 million for the nine months ended September 30, 2017 to $33.2 million for the nine months ended September 30, 2018.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices, which increased by 22.1% for the nine month period ended September 30, 2018 when compared to the same period in 2017.

Salaries, Wages and Employee Benefits. Salaries, wages and employee benefits expense increased 65.1% to $287.7 million for the nine months ended September 30, 2018 from $174.3 million for the nine months ended September 30, 2017, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 6.7%, or $11.7 million, and was primarily due to increased employee compensation, due to increases in average driver wages in the trucking industry and general inflation. This increase was offset by a decrease in employee health insurance cost as a result of cost savings obtained by changing insurance providers. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 1.7% for the nine months ended September 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the nine months ended September 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Flatbed Solutions segment had a $15.2 million, or 21.2%, increase in salaries, wages and employee benefits expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $13.5 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefit expense increased 2.4% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was due to increased employee compensation, due to increases in average driver wages in the trucking industry and general inflation, partially offset by a reduction in employee health insurance cost and workers’ compensation insurance cost as a result of cost savings obtained by changing insurance providers. Excluding the effect of the Flatbed Solutions Acquisitions, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 3.2% for the nine months ended September 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the nine months ended September 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Specialized Solutions segment had a $99.6 million, or 101.8%, increase in salaries, wages and employee benefits expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. This increase, excluding the effect of the Specialized Solutions Acquisitions, was 11.6%, or $11.4 million, and was primarily due to increased employee compensation, due to increases in average driver wages in the trucking industry and general inflation. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased less than 1% for the nine months ended September 30, 2018 as compared to the same period in 2017.

Fuel.  Total fuel expense increased $39.3 million, or 60.9%, to $103.7 million for the nine months ended September 30, 2018 from $64.4 million for the nine months ended September 30, 2017. This increase was primarily a result of higher fuel prices and the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, fuel expense increased 20.4%, or $13.1 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.148 for the nine months ended September 30, 2018, compared to $2.578 for the same period in 2017, a 22.1% increase. Total miles driven, excluding the Recent Acquisitions, were relatively flat for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

The Company’s Flatbed Solutions segment’s fuel expense increased 20.7% to $36.9 million for the nine months ended September 30, 2018 from $30.6 million for the nine months ended September 30, 2017, primarily as a result of higher fuel prices and the Flatbed Solutions Acquisitions. Excluding the effect of the Flatbed Solutions Acquisitions, fuel expense in the Flatbed Solutions segment increased 14.2% to $34.9 million as a result of higher fuel prices. Total miles driven for the Flatbed Solutions segment, excluding the Flatbed Solutions Acquisitions, were relatively flat for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

The Company’s Specialized Solutions segment’s fuel expense increased 97.3% to $66.7 million for the nine months ended September 30, 2018 from $33.8 million for the nine months ended September 30, 2017, primarily as the result higher fuel prices and the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment increased 26.0% to $42.6 million as a result of higher fuel prices. Total miles driven for the Specialized Solutions segment, excluding the Specialized Solutions Acquisitions, were relatively flat for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Operations and Maintenance. Operations and maintenance expense increased 46.4% to $126.4 million for the nine months ended September 30, 2018 from $86.3 million for the nine months ended September 30, 2017, primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense increased 4.5% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 1.2% for the nine months ended September 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the nine months ended September 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $6.9 million, or 25.0%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily as a result of the Flatbed Solutions Acquisitions. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense increased $1.8 million, or 6.4%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily as a result of an increase in maintenance expense, due to normal replacement cycles of tractors and trailers, and increased tire replacement expense. These increases were partially offset by decreased tractor lease costs as the Flatbed Solutions segment’s utilization of operating leases to finance tractor purchases decreased in 2018. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), was a decrease of less than 1% for the nine months ended September 30, 2018 as compared to the same period in 2017.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $33.6 million, or 58.0%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense increased $2.6 million, or 4.4%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily as a result of increased maintenance expense, due to normal replacement cycles of tractors and trailers and increased logistics activities. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 1.5% for the nine months ended September 30, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the nine months ended September 30, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

Purchased Freight.  Total purchased freight expense increased 188.7% from $148.9 million during the nine months ended September 30, 2017 to $429.9 million during the nine months ended September 30, 2018, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 21.4% to $180.8 million for the nine months ended September 30, 2018. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 25.0% from $84.7 million during the nine months ended September 30, 2017 to $105.9 million during the nine months ended September 30, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 18.9% from $60.9 million during the nine months ended September 30, 2017 to $72.4 million during the nine months ended September 30, 2018, primarily as a result of increased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, increased 1.7% for the nine months ended September 30, 2018 as compared to the same period in 2017 as a result of higher utilization of owner-operators and third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 252.6% to $247.6 million for the nine months ended September 30, 2018 from $70.2 million for the nine months ended September 30, 2017, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $157.1 million increase to purchased freight expense. Excluding the effect of the Flatbed Solutions Acquisitions, the Company’s Flatbed Solutions segment’s purchased freight expense increased 28.8% to $90.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increases in the utilization of owner-operators and third-party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators, excluding the Flatbed Solutions Acquisitions, increased 37.6% to $67.6 million for the nine months ended September 30, 2018 from $49.2 million for the nine months ended September 30, 2017, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Flatbed Solutions Acquisitions, increased 6.8% to $20.1 million for the nine months ended September 30, 2018 from $18.8 million for the nine months ended September 30, 2017, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the Flatbed Solutions Acquisitions, purchased freight expense, as a percentage of Flatbed Solutions revenue, increased 3.8% for the nine months ended September 30, 2018 as compared to the same period in 2017 from higher utilization of owner-operators and third-party capacity providers.

The Company’s Specialized Solutions segment’s purchased freight expense increased 129.5% to $192.1 million during the nine months ended September 30, 2018 from $83.7 million during the nine months ended September 30, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 19.5% to $100.0 million for the nine months ended September 30, 2018. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions,  increased 7.6% from $35.6 million during the nine months ended September 30, 2017 to $38.3 million during the nine months ended September 30, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 24.3% from $42.0 million during the nine months ended September 30, 2017 to $52.2 million during the nine months ended September 30, 2018, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of Specialized Solutions revenue, increased 0.9% for the nine months ended September 30, 2018 as compared to the same period in 2017 from higher utilization of owner-operators and third-party capacity providers.

Depreciation and Amortization. Depreciation and amortization expense increased 74.4% to $93.7 million during the nine months ended September 30, 2018 from $53.8 million during the nine months ended September 30, 2017, as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense was relatively flat for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 17.7% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Excluding the Flatbed Solutions Acquisitions, depreciation and amortization expense during the nine months ended September 30, 2018 decreased 4.9% primarily as a result of a 7.2% reduction in company-owned tractors and a 5.6% reduction in trailers, as compared to the same period in 2017.

The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 113.9% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as a result of the Specialized Solutions Acquisitions. After adjusting for the effect of the Specialized Solutions Acquisitions, depreciation and amortization expense increased 2.4% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily as a result of a 1.1% increase in company-owned tractors and a 1.7% increase in trailers, as compared to the same period in 2017.

Taxes and Licenses. Taxes and license expense increased from $7.9 million for the nine months ended September 30, 2017 to $12.3 million for the nine months ended September 30, 2018. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.3% for the nine months ended September 30, 2018 and 2017.

Insurance and Claims. Insurance and claims expense increased 108.5% to $32.4 million during the nine months ended September 30, 2018 from $15.5 million during the nine months ended September 30, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased from 2.6% for the nine months ended September 30, 2017 to 3.5% for the nine months ended September 30, 2018 primarily due to increases in claims accruals and liability premiums.

Interest Expense. Interest expense increased 57.8% to $33.2 million during the nine months ended September 30, 2018 from $21.1 million during the nine months ended September 30, 2017. This increase was primarily attributable to an increase in amortization of debt issuance costs and higher interest rates on the Term Loan Facility as compared to debt outstanding in 2017 under the Senior Term Loan and Equipment Term Loans.

Income Tax. Benefit from income taxes increased from a benefit of $3.4 million for the nine months ended September 30, 2017 to a benefit of $14.3 million for the nine months ended September 30, 2018. The increase is primarily the result of recognized deferred tax liabilities for final valuations of intangible assets related to the December 2017 acquisitions and then remeasured using the TCJA rates, which resulted in the recognition of an approximately $14.0 million deferred tax benefit during the nine months ended September 30, 2018. The effective tax rate was (2,333.6%) for the nine months ended September 30, 2018, compared to 22.6% for the nine months ended September 30, 2017. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

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

A reconciliation of Adjusted EBITDA, Adjusted EBITDAR and free cash flow to net income (loss) for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Net income (loss)	$2,181	$50	$14,869	$(11,802)
Depreciation and amortization	36,800	19,805	93,748	53,758
Interest income	(170)	(76)	(1,213)	(130)
Interest expense	11,839	8,624	33,246	21,064
Write-off of unamortized deferred financing fees	—	—	—	3,883
Income tax provision (benefit)	670	(2,862)	(14,258)	(3,448)
Acquisition-related transaction expenses	601	773	2,442	2,255
Impairment	—	—	2,840	—
Stock based compensation	928	663	2,716	1,201
Expenses related to the Business Combination and related transactions	—	—	—	2,034
Tractor operating lease charges	5,432	4,448	14,693	12,366
Adjusted EBITDAR	$58,281	$31,425	$149,083	$81,181
Less tractor operating lease charges	(5,432)	(4,448)	(14,693)	(12,366)
Adjusted EBITDA	$52,849	$26,977	$134,390	$68,815
Net capital expenditures	(49,898)	(14,930)	(85,296)	(23,922)
Free cash flow	$2,951	$12,047	$49,094	$44,893

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

A reconciliation of adjusted operating ratio to operating ratio for each of the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Total revenue	$461,589	$231,322	$1,166,069	$589,079
Fuel surcharge	38,256	18,008	104,244	48,331
Operating revenue, net of fuel surcharge	$423,333	$213,314	$1,061,825	$540,748

Total operating expenses	$447,672	$225,618	$1,135,887	$579,759
Fuel surcharge	38,256	18,008	104,244	48,331
Acquisition-related transaction expenses	601	773	2,442	2,255
Impairment	—	—	2,840	—
Expenses related to the Business Combination and related transactions	—	—	—	2,034
Net impact of step-up in basis of acquired assets	6,957	3,260	16,421	7,088
Adjusted operating expenses	$401,858	$203,577	$1,009,940	$520,051

Operating ratio	97.0%	97.5%	97.4%	98.4%
Adjusted operating ratio	94.9%	95.4%	95.1%	96.2%

A reconciliation of the Company’s Flatbed Solutions segment’s adjusted operating ratio to operating ratio for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Total revenue(1)	$181,494	$85,592	$488,681	$253,794
Fuel surcharge	20,858	8,400	56,768	25,145
Operating revenue, net of fuel surcharge	$160,636	$77,192	$431,913	$228,649

Total operating expenses	$169,264	$80,837	$460,219	$238,839
Fuel surcharge	20,858	8,400	56,768	25,145
Net impact of step-up in basis of acquired assets	25	227	888	888
Adjusted operating expenses	$148,381	$72,210	$402,563	$212,806

Operating ratio	93.3%	94.4%	94.2%	94.1%
Adjusted operating ratio	92.4%	93.5%	93.2%	93.1%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Specialized Solutions segment’s adjusted operating ratio to operating ratio for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Total revenue(1)	$283,891	$147,631	$687,137	$340,289
Fuel surcharge	17,718	9,756	48,474	23,620
Operating revenue, net of fuel surcharge	$266,173	$137,875	$638,663	$316,669

Total operating expenses	$272,076	$140,472	$663,072	$327,533
Fuel surcharge	17,718	9,756	48,474	23,620
Impairment	—	—	2,840	—
Net impact of step-up in basis of acquired assets	6,932	3,033	15,533	6,200
Adjusted operating expenses	$247,426	$127,683	$596,225	$297,713

Operating ratio	95.8%	95.2%	96.5%	96.3%
Adjusted operating ratio	93.0%	92.6%	93.4%	94.0%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Liquidity and Capital Resources and Capital Requirements

Overview

The Company’s business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on its fleet and other assets, working capital changes, principal and interest payments on debt obligations, payments for letters of credit to support insurance requirements and tax payments. The Company expects net replacement capital expenditures to range from $80 million to $90 million for 2018 and is evaluating growth capital expenditures of $30 million to $50 million.

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. In February 2018, the Company completed an underwritten public offering of 8,625,000 shares of the Company’s common stock for its own account. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the Company received approximately $84.6 million of net proceeds from the offering, which the Company has been using for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing, and support the Company’s acquisition strategy.

The Company has from time to time considered the possibility of a private offering of debt securities, which may be secured or unsecured, which would not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and which would be offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The proceeds of such an offering may be used for general corporate purposes, including the repayment of all or a portion of the Company’s term loan credit facility, repayment of outstanding balances on the ABL facility and to support the Company’s acquisition strategy. Also, in connection with such offering, the Company’s credit facilities may be amended or refinanced. There can be no assurance that the Company will conduct or complete such a debt offering.

The Company had the following sources of liquidity available at September 30, 2018 and December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017

Cash	$18,077	$90,679
Availability under line of credit	83,274	55,500
Total	$101,351	$146,179

Cash decreased by $72.6 million from December 31, 2017 to September 30, 2018. This decrease primarily resulted from net debt repayments and cash paid in acquisitions, offset by proceeds from the sale of common stock. For the nine months ended September 30, 2018, the Company completed acquisitions with cash of $131.8 million ($135.2 million cash paid, less $3.4 million cash acquired). See Note 4 of Notes to the Consolidated Financial Statements for more information. On February 20, 2018, the Company raised $84.6 million from an offering of 8,625,000 shares of its common stock. See Note 12 of Notes to the Consolidated Financial Statements for more information.

As of September 30, 2018, the Company has (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 10 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility, the ABL Facility, the Senior Term Loan and the Line of Credit.

The Company believes it can finance its expected cash needs, including debt repayment, in the short-term with cash flows from operations and borrowings available under the ABL Facility. The Company expects that the ABL Facility will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures, and working capital needs. Over the long-term, the Company will continue to have significant capital requirements, and expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of these funding requirements, the Company likely will need to sell additional equity or debt securities or seek additional financing through additional borrowings, lease financing or equity capital, though it is not likely that the Company will issue any equity securities in the near term. The availability of financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing or equity capital is not available at the time it needs to incur such expenditures, the Company may be required to extend the maturity of then outstanding indebtedness, rely on alternative financing arrangements or engage in asset sales.

Cash Flows

The Company’s summary statements of cash flows information for the nine months ended September 30, 2018 and 2017 is set forth in the table below:

	Nine Months Ended September 30,
(In thousands)	2018	2017

Net cash provided by operating activities	$46,760	$26,771
Net cash used in investing activities	$(175,084)	$(101,446)
Net cash provided by financing activities	$55,750	$183,520

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

Cash provided by operating activities was $46.8 million during the nine months ended September 30, 2018 and consisted of $14.9 million of net income plus $81.7 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes and stock-based compensation, less $49.8 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the nine months ended September 30, 2018 primarily reflect a $57.5 million increase in accounts receivable, a $9.5 million increase in prepaid and other current assets, offset by a $7.3 million increase in accounts payable and accrued expenses and $10.5 million in payments received on sales-type leases. Cash provided by operating activities was $26.8 million during the nine months ended September 30, 2017 and consisted of $11.8 million of net loss plus $59.3 million of non-cash items, consisting primarily of depreciation, amortization and stock-based compensation, partially offset by $4.8 million in deferred taxes, less $15.9 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the nine months ended September 30, 2017 primarily reflect a $28.6 million increase in accounts receivable, $3.8 million in payments received on sales-type leases, and a $8.7 million increase in accounts payable and accrued expenses.

The $20.0 million increase in cash provided by operating activities during the nine months ended September 30, 2018, as compared with the nine months ended September 30, 2017, was primarily the result of a $26.7 million increase in net income, a $32.5 million increase in depreciation, a $7.5 million increase in amortization of intangible assets, and the recognition of a $2.8 million intangible impairment. These amounts were offset by a $33.9 million increase in net cash used for working capital and other activities, $11.3 million of tax benefits primarily due to re-measurements of deferred tax liabilities using the TCJA rates, and $3.9 million for the write-off of deferred financing fees during the nine months ended September 30, 2017 which did not occur during the nine months ended September 30, 2018.

Investing Activities. Cash flows used in investing activities increased from $101.4 million used in investing activities for the nine months ended September 30, 2017 to $175.1 million used in investing activities for the nine months ended September 30, 2018 due to acquisitions and an increase in net purchases of revenue equipment for the nine months ended September 30, 2018 compared to the same period in 2017.

Total net capital expenditures for the nine months ended September 30, 2018 and 2017 are shown below:

	Nine Months Ended September 30,
(In thousands)	2018	2017

Revenue equipment (tractors, trailers and trailer accessories)	$46,836	$14,391
Buildings and building improvements	8,374	174
Other	3,634	1,000
Total cash capital expenditures	$58,844	$15,565
Less: Proceeds from sales of property and equipment	15,569	5,252
Net cash capital (proceeds) expenditures(1)	$43,275	$10,313

(1)   The Company acquires property and revenue equipment with debt and capital lease obligations. For the nine months ended September 30, 2018 and 2017, the Company incurred $42.0 million and $13.6 million, respectively, of debt and capital lease obligations to acquire property and revenue equipment.

The following tables provide details on the cash and noncash components of gross capital expenditures for the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended September 30, 2018
Cash flows from investing activities
Purchases of property and equipment	$1,419	$25,644	$658	$27,721
Proceeds from sale of property and equipment	3	(3,896)	—	(3,893)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	7,109	18,961	—	26,070
Net capital expenditures	$8,531	$40,709	$658	$49,898

Three Months Ended September 30, 2017
Cash flows from investing activities
Purchases of property and equipment	$2,297	$6,407	$55	$8,759
Proceeds from sale of property and equipment	(110)	(2,190)	—	(2,300)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	2,298	6,173	—	8,471
Net capital expenditures	$4,485	$10,390	$55	$14,930

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Nine Months Ended September 30, 2018
Cash flows from investing activities
Purchases of property and equipment	$3,815	$53,961	$1,068	$58,844
Proceeds from sale of property and equipment	(3,871)	(11,698)	—	(15,569)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	11,312	30,709	—	42,021
Net capital expenditures	$11,256	$72,972	$1,068	$85,296

Nine Months Ended September 30, 2017
Cash flows from investing activities
Purchases of property and equipment	$2,521	$12,941	$103	$15,565
Proceeds from sale of property and equipment	(707)	(4,545)	—	(5,252)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	4,839	8,770	—	13,609
Net capital expenditures	$6,653	$17,166	$103	$23,922

Financing Activities. Cash flows from financing activities decreased from $183.5 million provided by financing activities for the nine months ended September 30, 2017 to $55.7 million provided by financing activities for the nine months ended September 30, 2018. This decrease was primarily a result of net debt repayments and stock dividends. Cash flows from financing activities for the nine months ended September 30, 2018 included $11.1 million net borrowings on the line of credit, net repayments of $34.9 million of long-term debt and $3.7 million paid for Series A Preferred Stock dividends. These amounts were offset by $84.6 million of net proceeds from the February 2018 offering of common stock.

Material Debt

Overview

As of September 30, 2018, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and capital lease agreements; and
•	bank mortgage secured by real estate.

The amounts outstanding under such agreements were as follows as of September 30, 2018 (in thousands):

Line of credit	$15,664
Term Loan Facility	494,724
Mortgages	3,494
Equipment term loans and capital leases	170,975
Total long-term debt and capital leases	684,857
Less: current portion	(58,407)
Long-term debt and capital leases, less current portion	$626,450

See Note 10 of Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt.

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. The Company had stand-by letters of credit in the amount of $12.0 million at September 30, 2018. The letters of credit provide collateral primarily for liability insurance claims. Also, the Company leases certain revenue equipment, terminals and office building facilities under non-cancelable operating leases. The Company’s rent expense under these leases for the nine months ended September 30, 2018 was approximately $24.4 million.

At September 30, 2018, there were 17,520,329 shares of common stock issuable upon exercise of outstanding warrants.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed on March 16, 2018. The Company considers certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. The Company identifies and discusses these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K filed on March 16, 2018. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical.” Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Quarterly Report on Form 10-Q with the Audit Committee of the Company’s board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2017. For further information on the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed on March 16, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded, as of the end the period, our disclosure controls and procedures were not effective as of September 30, 2018 because of deficiencies in the design and operating effectiveness of information technology controls related to user access and change management and management review controls related to the completeness and accuracy of certain system generated reports that aggregated to a material weakness in internal control over financial reporting and the continuing material weakness discussed below under “Changes in Internal Control over Financial Reporting”.

Management began implementing certain practices and procedures to address the foregoing material weakness with plans to complete the remediation by the end of fiscal year 2018. Such remediation efforts are discussed below under “Management’s Remediation Initiatives.”

Our management believes that the material weakness set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

Management believes that progress has been made during the quarter ended September 30, 2018, and through the date of this report, to remediate the underlying causes of the material weakness in internal control over financial reporting and has taken the following remediation steps:

•	Installed a Senior Vice President of Business Systems at the corporate executive level, to lead remediation efforts and increase our technical expertise within the IT function
•	Discussed these issues with the impacted personnel, including IT personnel, operating company leadership, and business control owners
•	Each ITGC control deficiency has been identified and communicated to the impacted operating company with a resulting remediation plan
•	Reviewing all IT processes and controls and enhancing the overall design and procedures performed, with a focus on user access and program change management
•	Re-designing management review controls to ensure the completeness and accuracy of reports generated from IT systems is a component of that review

To complete the remediation, we plan, with oversight from the Audit Committee, to continue to:

•	Evaluate the sufficiency of our IT resources and personnel to determine whether additional resources are needed
•	Evaluate whether further enhancements are needed to the design of our IT procedures and controls
•	Demonstrate consistent operating effectiveness of our management review controls throughout the remainder of 2018

Changes in Internal Control over Financial Reporting

As previously disclosed in Item 4. “Controls and Procedures” of our 2018 second quarter Form 10-Q, management identified a material weakness in the income tax accounting process. During the third quarter of 2018, management conducted an extensive remediation plan. Management evaluated the sufficiency of our income tax resources and personnel, concluding that additional resources are not necessary. The remediation plan included a review of our income tax processes and controls, enhancing the overall design and procedures performed in recording the estimate of intangibles and deferred taxes in the opening balance sheet. It also included redesigning our management review controls and enhanced the precision of review around key income tax areas. The identified material weakness in income taxes will not be considered fully remediated until the internal controls over this area have been in operation for a sustained period and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2018.

Except as described above, there are no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as described below, there have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K filed on March 16, 2018.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs and materially adversely affect our business.

Recent activity by the Trump administration has led to the imposition of tariffs on certain imported steel and aluminum as well as a broad range of other products imported into the United States. In response to the tariffs imposed by the United States, the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The implementation of these tariffs, as well as the imposition of additional tariffs or quotas or changes to certain trade agreements or retaliatory trade measures or tariffs implemented by other countries, could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers might be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have a material adverse effect on our business. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the domestic economy, including our customers, and decrease demand for our services.

We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in material misstatements in our financial statements, cause us to fail to meet our periodic reporting obligations, or adversely affect investor confidence.

We have identified two material weaknesses in internal control over financial reporting in the 2018 fiscal year. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the quarter ended June 30, 2018, a material weakness in the income tax accounting process was identified. We determined that the design and operation of the controls over our income tax accounting process specifically related to identifying and recording deferred tax liabilities on the final amounts allocated to intangible assets acquired in business combinations were ineffective. Additionally, as of September 30, 2018, we concluded that deficiencies in the design and operating effectiveness of information technology controls related to user access and change management and management review controls related to the completeness and accuracy of certain system-generated reports also aggregated to a material weakness. While we plan to complete our remediation efforts by the end of this fiscal year, we may not be able to complete our remediation, evaluation and testing in a timely fashion and our remediation efforts may not be successful once completed.

If the remedial measures implemented are determined to be insufficient to address our current material weaknesses or if additional material weaknesses are discovered or occur in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected, and could result in material misstatements to our annual or interim financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

When we cease to be an “emerging growth company” under the federal securities laws, our registered public accounting firm will be required to express an opinion on the effectiveness of our internal controls. Given the difficulties inherent in the design and operation of a system of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firms’, future conclusions about the effectiveness of our system of internal controls over financial reporting, and we may incur significant costs in our efforts to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to confirm that our internal control over financial reporting is effective, or if our registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could be subject to additional regulatory scrutiny and lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, in connection with, and as partial consideration for, certain acquisitions, the Company issued shares of common stock that were not registered under the Securities Act, in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from those receiving shares of the Company’s common stock, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities. See Note 4 of Consolidated Financial Statements for additional details about these acquisitions.

On July 1, 2018, as part of the consideration paid for the Kelsey Trail acquisition, the Company issued 95,859 shares of Daseke common stock valued at $0.9 million. See Note 4 for additional details about the Kelsey Trail acquisition.

On August 1, 2018, as part of the consideration paid for the Builders acquisition, the Company issued 399,530 shares of Daseke common stock valued at $3.4 million. See Note 4 for additional details about the Builders acquisition.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Second Amended and Restate Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2	By-Laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 25. 2018).

3.3

Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.1

Employment Agreement, effective September 6, 2018, by and between Daseke, Inc. and Bharat Mahajan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

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

Date: November 6, 2018	DASEKE, INC.

	By:	/s/ Bharat Mahajan
	Name:	Bharat Mahajan
	Title:	Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial
Officer)