Form 10-K
period 2018-12-31
Daseke, Inc.
filed 2019-03-08
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

 Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3913221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

————————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Capital Market as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $431,568,246.

64,469,672 shares of common stock were outstanding as of March 6, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file an amendment on Form 10-K/A not later than 120 days after the close of the fiscal year ended December 31, 2018. Portions of such amendment will be incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

DASEKE, INC.

2018 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Overview

Daseke, Inc. is a leading provider of transportation and logistics solutions focused exclusively on flatbed and specialized freight. The Company is the largest flatbed and specialized logistics carrier,1 and is among the top 10 truckload carriers,2 in North America. From 2009 to 2018, the Company has grown revenue from $30 million to $1,613 million at a compound annual growth rate (CAGR) of 56%. The Company’s predecessor was incorporated in Delaware in 2008.

Daseke believes that it provides one of the most comprehensive transportation and logistics solutions offerings in the open-deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 5,900 customers across the continental United States, Canada and Mexico. In 2018, Daseke’s company and owner-operator drivers drove approximately 463 million miles.

The Company has two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that principally include super heavy haul, high-value customized, over-dimensional, commercial glass and high-security cargo solutions. The Flatbed Solutions segment generated approximately 41% of total revenue in 2018, and the Specialized Solutions segment generated approximately 59% of total revenue in 2018. As of December 31, 2018, the Flatbed Solutions segment operated 2,963 tractors and 5,141 trailers, and the Specialized Solutions segment operated 3,181 tractors and 8,683 trailers.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. In 2018, approximately 49% of the Company’s freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 51% was derived from asset-light services.

Business Combination

On February 27, 2017, a wholly-owned subsidiary of Hennessy Capital Acquisition Corp. II, a special purpose acquisition company with no operations (Hennessy), merged with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination), in accordance with the Agreement and Plan of Merger, dated December 22, 2016 (the Merger Agreement), by and among Hennessy, HCAC Merger Sub, Inc., Daseke, Inc. and Don R. Daseke, solely in his capacity as the Stockholder Representative (as defined therein). Subsequent to the closing of the Business Combination, Daseke, Inc. changed its name to “Daseke Companies, Inc.” and Hennessy Capital changed its name to “Daseke, Inc.” Unless expressly stated otherwise, references to the Company or Daseke refers to Daseke, Inc. and its wholly-owned subsidiaries, Hennessy refers to the registrant prior to the closing of the Business Combination, and Private Daseke refers to Daseke, Inc. and its subsidiaries prior to the closing of the Business Combination. See Note 3 of Notes to Consolidated Financial Statements for more information regarding the Business Combination.

1. CCJ Top 250, 2018 Rank (Flatbed/Specialized/Heavy Haul).

2. Logistics Management Magazine 2017

Acquisitions

Daseke is a leading consolidator of the flatbed and specialized freight market in North America, having successfully acquired more than 20 companies since beginning operations in 2009. The Company maintains a pipeline of potential acquisition candidates and discussions with potential target companies as part of the Company’s day-to-day operations.

In 2018, the Company’s acquisitions included the following:

•

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), for total consideration of $118.7 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, the payoff of $54.8 million of outstanding debt, and contingent consideration of $21.2 million. Aveda transports equipment required for the exploration, development and production of petroleum resources in the United States and Canada, expanding the Specialized Segment.

•

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

•

On July 1 and August 1, 2018, the Company closed two acquisitions to acquire 100% of the outstanding shares of the target entities for aggregate consideration of $31.6 million, consisting of $20.1 million in cash and 95,859 shares of Daseke common stock valued at $0.9 million. Additionally, the Company assumed approximately $10.6 million of debt and capital lease obligations. These two acquisitions expanded operations in the northwest United States and Canada, in the Flatbed and Specialized Segments.

Industry and Competition

The transportation and logistics market is one of the largest industries in the United States.  The flatbed and specialized (open-deck) freight market currently represents approximately 10% of the more than 1.5 million population of trucks used in the broader transportation and logistics market.  Open-deck freight is defined as loads secured atop trailer decks without sides or a roof and is generally both complex and time-sensitive, which separates it from traditional dry-van freight. The open-deck industry is focused on different customers with different freight requirements than traditional dry-van and requires highly trained drivers and specialized equipment with the ability to handle uniquely shaped and overweight cargo. Specialized loads often require specific expertise to address the additional administrative paperwork, proper licenses and hauling permits, extensive coordination with local officials and escort vehicles.

Open-deck routes are frequently more irregular than dry-van routes due to the nature of the freight. Open-deck lanes stretch across the country, with particular density around corridors of significant lumber, steel and machinery production, notably in the Southeast, Midwest, Texas and West Coast regions of the United States.

The open-deck industry is highly competitive and fragmented. The Company competes primarily with other flatbed carriers and to a lesser extent, logistics companies, as well as railroads. The Company competes with other motor carriers for the services of drivers, independent contractors and management employees and with logistics companies for the services of third-party capacity providers and management employees. The Company believes that the principal differentiating factors in its business, relative to competition, are scale, North American footprint of operations, service, efficiency, pricing, the availability and configuration of equipment that satisfies customers’ needs, and its ability to provide comprehensive transportation solutions to customers.

Customers

The Company’s customers, many of whom are Fortune 500 companies, rely on it to transport mission-critical loads, making it an integral part of their supply chains. As of December 31, 2018, the Company has approximately 5,900 customers. The Company’s ability to dependably transport high-value, complex and time-sensitive loads as well as provide the value-added logistics services required to plan, transport and deliver loads has resulted in longstanding and established customer relationships. In 2018 and 2017 customer relationships with our top ten customers, based on revenue, span more than 20 years on average at the Company’s operating divisions.

The Company’s customers represent a broad and attractive range of end markets. Examples of the freight the Company regularly transports include aircraft parts, manufacturing equipment, structural steel, pressure vessels, wind turbine blades, heavy machinery (construction, mining and agricultural), commercial glass, high security cargo, arms, ammunition and explosives (AA&E), lumber and building and construction materials. Because the Company’s customers are generally in the industrial and manufacturing sector, as is typical for open-deck services providers, the Company is not subject to the same consumer-driven demand as dry-van trucking companies, whose freight typically includes consumer goods and whose volume can peak during the holiday season.

In 2018, the Company’s Flatbed Solutions segment provided transportation and logistics solutions to approximately 3,000 customers, and the Company’s Specialized Solutions segment provided unique, value-added transportation and logistics solutions to approximately 2,900 customers. See Note 17 of the Company’s audited consolidated financial statements included elsewhere in this Form 10-K for information on its two reportable segments.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on its business. In 2018 and 2017, the Company’s top ten customers accounted for approximately 29% and 31%, respectively, of its revenue; however, in 2018 and 2017, no single customer represented more than 5% and 6%, respectively, of the Company’s revenue. In 2018 and 2017, no customer of the Flatbed Solutions segment or the Specialized Solutions segment accounted for 10% or more of the Company’s consolidated total revenue.

Revenue Equipment

As of December 31, 2018, the Company operated 3,882 company-owned tractors. The Company also had under contract 2,262 tractors owned and operated by independent contractors as of December 31, 2018. The Company also operated 13,824 trailers as of December 31, 2018. Growth of its tractor and trailer fleet is determined by market conditions and its experience and expectations regarding equipment utilization and driver recruitment and retention. In acquiring revenue equipment (tractors, trailers and trailer accessories), the Company considers a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort and resale value. The Company maintains strong relationships with its equipment vendors and the financial flexibility to react as market conditions dictate. The Company’s acquisitions have provided a significant increase in its tractor and trailer fleets.

Employees and Independent Contractors

As of December 31, 2018, there were approximately 5,829 full-time employees in the Company’s total employee headcount of 5,930, which includes approximately 3,669 drivers. The Company is not a party to any collective bargaining agreements.

The Company also contracts with owner-operator drivers to provide and operate tractors, which provide additional revenue equipment capacity. Independent contractors own or lease their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and highway use taxes. As of December 31, 2018, the Company had 2,262 independent contractors, who accounted for approximately 42% of total miles in 2018.

The Company’s strategy for both company and owner-operator drivers is to (i) use safe and experienced drivers (the majority of driver positions hired require twelve months of over-the-road experience); (ii) promote retention with positive working conditions and a competitive compensation package in the case of company drivers and contracted rates in the case of owner-operator drivers; and (iii) minimize safety problems through careful screening, mandatory drug testing, continuous training, electronic logging system and rewards for accident-free driving. The Company also seeks to minimize turnover of company drivers by providing highly attractive tractors and focusing on providing upgraded nationwide facilities. As a result, at least one of the Company’s operating companies has been named to the Truckload Carriers Association’s 20 Best Fleets to Drive For® in North America each year since 2010, and the Company has achieved driver retention rates that it believes are superior to the trucking industry average.

Safety and Risk Management

The Company takes pride in its safety-focused culture and conducts mandatory intensive orientation for all of its drivers. The U.S. Department of Transportation (DOT) requires that the Company perform drug and alcohol testing that meets DOT regulations, and its safety program includes pre-employment, random and post-accident drug testing and all other testing required by the DOT. The Company also equips its company tractors with critical-event recorders to help continually train drivers and widely deploys truck-mounted cameras, so that the Company can prevent or reduce the severity of accidents and claims.

The primary safety-related risks associated with the Company’s business include damage to cargo hauled, physical damage to company equipment, damage to buildings and personal property, third-party personal injury and property damage and workers’ compensation. The Company regularly reviews insurance limits and retentions. The Company’s historic and current retention, in the majority of instances, is $0.5 million. In addition, the Company has secured excess liability coverage of up to $100.0 million per occurrence.

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

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. The Company’s productivity decreases during the winter season because inclement weather impedes operations, end-user activity and some shippers reduce their shipments during winter. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions.

Regulation

The Company’s operations are regulated and licensed by various federal, provincial, state, local and foreign government agencies in the United States and Canada. In the United States, the Company and its drivers must comply with the safety and fitness regulations of the DOT and the agencies within the states that regulate transportation, including those regulations relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. The Company also may become subject to new or more restrictive regulations relating to fuel emissions, environmental protection, drivers’ hours-of-service, driver eligibility requirements, on-board reporting of operations, collective bargaining, ergonomics and other matters affecting safety, insurance and operating methods. Other agencies, such as the U.S. Environmental Protection Agency (EPA), and the U.S. Department of Homeland Security (DHS), the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE) also regulate the Company’s equipment, operations, drivers and the environment. The Company conducts operations outside of the United States, and is subject to analogous governmental safety, fitness, weight and equipment regulations and environmental protection and operating standards, as well as the Foreign Corrupt Practices Act (FCPA), which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. For example, in Canada, Daseke must conduct its operations in various provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in those provinces.

The DOT, through the Federal Motor Carrier Safety Administration (FMCSA), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the 2011 Rule), requiring drivers to take 30-minute breaks after eight hours of consecutive driving and reducing the total number of hours a driver is permitted to work during each week from 82 to 70 hours. The 2011 Rule provided that a driver may restart calculation of the weekly time limits after taking 34 or more consecutive hours off duty, including two rest periods between 1:00 a.m. and 5:00 a.m.; these restrictions are referred to as the 2011 Restart Restrictions. These 2011 rule changes, including the 2011 Restart Restrictions, became effective on July 1, 2013. However, in December, 2014, Congress passed the 2015 Omnibus Appropriations bill, which was signed into law on December 16, 2014. Among other things, the legislation provided relief from the 2011 Restart Restrictions, reverting requirements back to those in effect before the 2011 Rule became effective, including the more straight forward 34-hour restart period, without need for two rest periods between 1:00 a.m. and 5:00 a.m.. In December, 2014, the FMCSA published a Notice of Suspension summarizing this suspension of enforcement of the 2011 Restart Restrictions.

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

The methodology used to determine a carrier’s safety rating could be changed by the FMCSA and, as a result, the Company’s acceptable safety rating could be impaired. In particular, the FMCSA continues to utilize the three safety fitness rating scale—“satisfactory,” “conditional,” and “unsatisfactory”—to assess the safety fitness of motor carriers and the Company currently has a “satisfactory” FMCSA rating on 100% of its fleet. However, pursuant to a 2015 federal statutory mandate, the FMCSA commissioned the National Academy of Sciences (NAS) to conduct a study and report upon the CSA program and its underlying Safety Measurement System (SMS), which is the FMCSA’s process for identifying patterns of non-compliance and issuing safety-fitness determinations for motor carriers. In June 2017, the NAS published a report on the subject providing specific recommendations and concluding, among other things, that the FMCSA should explore a more formal statistical model to replace the current SMS process. In June 2018, the FMCSA posted its response to the NAS study in a report to Congress, concluding, among other things, that it would develop and test a new model, the Item Response Theory (IRT), which would replace the SMS process currently used. The FMCSA was expected to commence small scale testing of the IRT model as early as September 2018, with full scale testing expected to occur in April 2019 and possible program roll-out expected to occur in late 2019 but the testing schedule has been delayed. The FMCSA’s June 2018 response is under audit by the DOT Inspector General to assess consistency with the NAS recommendations, and the audit findings will guide the agency’s actions and timing with respect to testing of the IRT model as a potential replacement for the SMS, in the event and to the extent that the FMCSA adopts the IRT model in replacement of the SMS or otherwise pursues rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that the Company and other motor carriers could be adversely affected, as compared to consideration of the current standards. If the Company were to receive an unsatisfactory CSA score, whether under the current SMS process, the IRT model, should it be finalized, and adopted, or as a result of some other safety-fitness determination, it could adversely affect the Company’s business as some of its existing customer contracts require a satisfactory DOT safety rating, and an unsatisfactory rating could negatively impact or restrict the Company’s operations.

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

The FMCSA published a final rule in December 2015 mandating the use of Electronic Logging Devices (ELDs) for commercial motor vehicle drivers to measure their compliance with hours-of-service requirements by December 18, 2017. The 2015 ELD final rule generally applies to most motor carriers and drivers who are required to keep records of duty status, unless they qualify for an exception to the rule, and the rule also applies to drivers domiciled in Canada and Mexico. Under the 2015 final rule, motor carriers and drivers subject to the rule were required to use either an ELD or an automatic onboard recording device (AOBRD) compliant with existing regulations by December 18, 2017. However, the AOBRDs may only be used until December 16, 2019, provided those devices were put into use before December 18, 2017. Starting December 16, 2019, all carriers and drivers subject to the 2015 final rule must use ELDs. Commencing with the December 18, 2017 effective date, the Company and other motor carriers subject to the 2015 rule are required to use ELDs or AOBRDs in their operations.

The Company is subject to various environmental laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, and adverse impacts to the environment, including to the soil, groundwater and surface water. The Company has implemented programs designed to monitor and address identified environmental risks. Historically, the Company’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company’s business and operating results. Additionally, certain of the Company’s operating companies are Charter Partners in the EPA’s SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. If the Company fails to comply with applicable environmental laws or regulations, the Company could be subject to costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects and the issuance of orders enjoining performance of some or all of its operations in a particular area. The occurrence of any one or more of such developments could have a material adverse effect on the Company’s business and operating results.

The Company maintains bulk fuel storage and fuel islands at some of its terminals. The Company also has vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, discharge of contaminants, environmental and natural resource damage, and unauthorized hazardous material spills, releases or disposal actions, among others. Some of the Company’s operations are at facilities where soil and groundwater contamination have occurred, and the Company or its predecessors have been responsible for remediating environmental contamination at some locations. In the past, the Company has also been responsible for the costs of cleanup of cargo and diesel fuel spills caused during its transportation operations, including as a result of traffic accidents or other events. If the Company is found to be responsible for such contamination or spills, the Company could be subject to costs and liabilities, including costs for remediation, environmental natural resource damages and penalties.

The EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, a presidential executive memorandum was signed directing the National Highway Traffic Safety Administration (NHTSA) and the EPA to develop new, stricter fuel efficiency standards for, among other vehicles, heavy-duty trucks. In 2011, the NHTSA and the EPA adopted final Phase 1 rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles. These standards apply to certain combination tractors’ model years 2014 to 2018 and require them to achieve an approximate 20 percent reduction in fuel consumption by model year 2018, which equates to approximately four gallons of fuel for every 100 miles traveled. Additionally, in October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending through model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. The Company expects that these Phase 2 standards, if unchanged to make less stringent, will result in its incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings. Additionally, in November 2018, the EPA announced the CTI, pursuant to which it plans to propose and finalize a rulemaking updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. The EPA is expected to issue a proposed rulemaking to implement the CTI program in early 2020. The Company cannot predict, however, the extent to which its operations and productivity will be adversely impacted, by these or any other new fuel or emission restrictions.

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

Since 2013, any entity acting as a broker or a freight forwarder is required to obtain authority from the FMCSA, and is subject to a minimum $75,000 financial security requirement. Several of the Company’s subsidiaries are licensed by the FMCSA as a property broker and, therefore, they are obligated to satisfy this financial security requirement. This new requirement may limit entry of new brokers into the market or cause current brokers to exit the market. Such persons may seek agent relationships with companies such as the Company to avoid this increased cost. If they do not seek out agent relationships, the number of brokers in the industry could decrease.

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

The Company’s industry is highly cyclical, and its business is dependent on a number of factors, many of which are beyond its control. The Company believes that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets in general, such as:

•	downturns in customers’ business cycles;

•	recessionary economic cycles;

•	changes in customers’ inventory levels and in the availability of funding for their working capital;

•	commercial driver shortages and increases in driver compensation;

•	industry compliance with a constantly changing regulatory environment;

•	excess tractor capacity in comparison with shipping demand; and

•	changes in government policies, tariffs and taxes.

The risks associated with these factors are heightened when the United States and/or global economy is weakened. Some of the principal risks during such times are as follows:

•

the Company may experience low overall freight levels, which may impair its asset utilization, because its customers’ demand for its services generally correlate with the strength of the United States and, to a lesser extent, global economy;

•

certain of the Company’s customers may face credit issues and cash flow problems, particularly if they encounter increased financing costs or decreased access to the capital markets, and such issues and problems may affect their ability to pay for the Company’s services;

•	freight patterns may change as supply chains are redesigned, resulting in an imbalance between the Company’s capacity and the Company’s customers’ demands; and

•

customers may bid out freight or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and the Company might be forced to lower its rates or lose freight.

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

The Company competes with many open-deck carriers of varying sizes, including some that may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness or other competitive advantages and including smaller, regional service providers that cover specific shipping lanes with specific customers or that offer niche services. The Company also competes, to a lesser extent, with some less-than-truckload carriers, railroads, and third-party logistics, brokerage, freight forwarding and other transportation companies. Numerous competitive factors could impair the Company’s ability to maintain or improve its profitability. These factors include the following:

•

many of the Company’s competitors periodically reduce their freight rates to gain business, especially during times of reduced growth or a downturn in the economy, which may limit the Company’s ability to maintain or increase freight rates, may require the Company to reduce its freight rates or may limit its ability to maintain or expand its business;

•	some shippers have reduced or may reduce the number of carriers they use by selecting core carriers as approved service providers and in some instances the Company may not be selected;

•	many customers periodically solicit bids from multiple carriers for their shipping needs, which may depress freight rates or result in a loss of business to competitors;

•

the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, and the Company may have difficulty competing with them;

•

advances in technology may require the Company to increase investments in order to remain competitive, and its customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	higher fuel prices and, in turn, higher fuel surcharges to the Company’s customers may cause some of its customers to consider freight transportation alternatives, including rail transportation;

•	competition from freight logistics and brokerage companies may negatively impact the Company’s customer relationships and freight rates;

•	the Company may have higher exposure to litigation risks as compared to smaller carriers; and

•	smaller carriers may build economies of scale with procurement aggregation providers, which may improve the smaller carriers’ abilities to compete with the Company.

Driver shortages and increases in driver compensation or owner-operator contracted rates could adversely affect the Company’s profitability and ability to maintain or grow its business.

Driver shortages in the industry have required, and could continue to require, the Company to spend more money to attract and retain company and owner-operator drivers. The Company’s challenge with attracting and retaining qualified drivers primarily stems from intense market competition, which may subject it to increased payments for driver compensation and owner-operator contracted rates. Also, because of the intense competition for drivers, the Company may face difficulty maintaining or increasing its number of company and owner-operator drivers. Compliance and enforcement with initiatives included in the CSA program implemented by the FMCSA and regulations adopted by the DOT relating to driver time and safety and fitness could also reduce the availability of qualified drivers. In addition, like most in the Company’s industry, the Company suffers from a high turnover rate of drivers, especially, with respect to company drivers, in the first 180 days of employment. The high turnover rate requires the Company to continually recruit a substantial number of drivers in order to operate existing revenue equipment. Further, with respect to owner-operator drivers, shortages can result from contractual terms or company policies that make contracting with the Company less desirable to certain owner-operator drivers. Due to the absence of long-term personal services contracts, owner-operators can quickly terminate their business relationships with the Company. If the Company is unable to continue to attract and retain a sufficient number of company and owner-operator drivers, it could be required to operate with fewer trucks and face difficulty meeting shipper demands or be forced to forego business that would otherwise be available to it, which developments could adversely affect its profitability and ability to maintain or grow its business.

The loss of senior management or key operating personnel could adversely affect operations.

The Company’s success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of Mr. Daseke, its Chairman and Chief Executive Officer, and on the other members of its senior management team, who generally have significant experience with the Company and within the transportation industry. Mr. Daseke, age 79, has been the Company’s Chairman and Chief Executive Officer since its formation. The Company also depends on the continued service of key operating personnel. If for any reason the services of its key personnel, particularly Mr. Daseke, were to become unavailable, there could be a material adverse effect on its business, financial condition, results of operations, cash flows and prospects.

A key component of the Company’s strategy includes selectively pursuing strategic and complementary acquisitions; however, it may not be able to execute future acquisitions successfully.

Historically, a key component of the Company’s growth strategy has been to pursue acquisitions of strategic and complementary businesses. For example, from 2009 to the date hereof, the Company has acquired more than 20 businesses. While the Company’s short-term strategy does not include any acquisitions, the Company expects to continue considering acquisitions in the future and expects that acquisitions will continue to be a key component of its long-term business plan going forward. Recent or future acquisitions may negatively impact its business, financial condition, results of operations, cash flows and prospects because:

•	the Company may assume liabilities, including environmental liabilities, or be subject to risks beyond its estimates or what was disclosed to it;

•	the acquisition could divert management’s attention and other resources from the Company’s existing business;

•	to facilitate such acquisitions, the Company may incur or assume additional indebtedness or issue additional shares of stock; and

•	the acquired company may require increases in working capital and capital expenditure investments to fund its growth.

Further, the companies that the Company acquires may not achieve anticipated revenue, earnings or cash flows, including as a result of the loss of any major customers or key employees, and the Company may be unable to fully realize all of the anticipated benefits and synergies from recent and future acquisitions.

Although the Company has an identified pipeline of medium-term acquisition targets as of the date hereof, the consummation of any acquisitions will be dependent on, among other things, the results of its due diligence and the

Company may not complete any acquisitions in its pipeline. The Company may not be able to acquire any additional companies at all or on terms favorable to it. Certain of the Company’s larger, better capitalized competitors may seek to acquire some of the companies the Company may be interested in, and competition for acquisitions would likely increase acquisition prices and result in it having fewer acquisition opportunities.

Seasonality and the impact of weather and other catastrophic events adversely affect the Company’s operations and profitability.

The Company’s operations are affected by the winter season because inclement weather impedes operations and some shippers reduce their shipments during winter. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling and harsh weather that creates higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy its assets or the assets of its customers or otherwise adversely affect the business or financial condition of its customers, any of which developments could adversely affect its results or make its results more volatile.

The Company may be adversely affected by fluctuations in the price or availability of diesel fuel.

Fuel is one of the Company’s largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond the Company’s control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, environmental laws and regulations, armed conflicts, depreciation of the dollar against other currencies, world supply and demand imbalances or imposition of tariffs, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because the Company’s operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect its results of operations and financial condition. The Company has not used derivatives as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

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

Investment in new equipment is a significant part of the Company’s annual capital expenditures, and the Company requires an available supply of tractors and trailers from equipment manufacturers to operate and grow its business. In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emission system design requirements mandated by the EPA and various state agencies, which are intended to reduce emissions. For example, more restrictive EPA engine and emissions system design requirements became effective for engines built on or after January 1, 2010. In 2011, the EPA and the NHTSA established Phase 1 of a national program to reduce greenhouse gas emissions and establish new fuel efficiency standards for medium- and heavy-duty vehicles beginning for model year 2014 and extending through model year 2018. In October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending to model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. Greenhouse gas emissions regulations are likely to affect equipment design and cost. More recently, in November 2018, the EPA announced the Cleaner Trucks Initiative (CTI), pursuant to which it plans to propose and finalize a rulemaking updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. The EPA is expected to issue a proposed rulemaking to implement the CTI program in early 2020. Notwithstanding the federal standards, a number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, the Company could incur higher depreciation and rental expenses than anticipated. If the Company is unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, its results of operations and cash flows could be adversely affected.

The Company may face difficulty in purchasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (OEM) of tractors and trailers may reduce their manufacturing output due to lower demand for their products in economic downturns or a shortage of component parts. Uncertainty as to future federal emission standards or possible future inconsistencies between federal and state emission standards may also serve to decrease such manufacturing output. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. At times, market forces may create market situations in which demand outstrips supply. In those situations, the Company may face reduced supply levels and/or increased acquisition costs. An inability to continue to obtain an adequate supply of new tractors or trailers for its operations could have a material adverse effect on its business, results of operations and financial condition.

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

As of December 31, 2018, the Company had $702.4 million of indebtedness outstanding. Its ability to make scheduled payments on or to refinance its indebtedness obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond its control. The Company may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

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

The Company’s credit facilities and terms of the Series A Preferred Stock contain operating covenants and financial covenants that limit management’s discretion with respect to certain business matters. Among other things, these covenants, subject to certain limitations and exceptions, restrict the Company’s ability to:

•	incur additional indebtedness;

•	change the nature of the business;

•	merge or consolidate with, or acquire, another entity; and

•	sell or otherwise dispose of assets.

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

As of December 31, 2018, the Company had $702.4 million of indebtedness outstanding. The Company’s level of indebtedness could adversely affect it in several ways, including the following:

•

require the Company to dedicate a substantial portion of its cash flow from operations to service its existing debt, thereby reducing the cash available to finance its operations and other business activities;

•	limit management’s discretion in operating its business and its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	increase its vulnerability to downturns and adverse developments in its business and the economy generally;

•

limit its ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness;

•	place restrictions on its ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;

•	make it more likely that a reduction in its borrowing base following a periodic redetermination could require it to repay a portion of its then-outstanding bank borrowings;

•	make it vulnerable to increases in interest rates as indebtedness under the Company’s credit facilities may vary with prevailing interest rates;

•	place it at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness; and

•	make it more difficult for it to satisfy its obligations under its debt instruments and increase the risk that it may default on its debt obligations.

The Company may incur substantial additional indebtedness, which could increase the risks it faces.

While the Company’s credit facilities contain restrictions on the Company’s ability to incur additional indebtedness, such restrictions are subject to waiver and a number of significant qualifications and exceptions. Indebtedness incurred in compliance with these restrictions could be substantial. Additional leverage increases the risks described above under “— The Company’s leverage and debt service obligations may adversely affect its financial condition, results of operations, business prospects and ability to make payments on its debt obligations.” Furthermore, any increase in the Company’s level of indebtedness will have several important effects on its future operations, including, without limitation:

•	it will have additional cash requirements in order to support the payment of interest on its outstanding indebtedness;

•	increases in its outstanding indebtedness and leverage will increase its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	depending on the levels of its outstanding indebtedness, its ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited.

The Company has significant ongoing capital expenditure requirements. If the Company is unable to obtain such capital on favorable terms or at all, it may not be able to execute on its business plans and its business, financial condition, results of operations, cash flows and prospects may be adversely affected.

The Company’s business is capital intensive. Its capital expenditures focus primarily on revenue equipment replacement and, to a lesser extent, facilities, revenue equipment growth and investments in information technology. The Company also expects to devote substantial financial resources to grow its operations and fund its organic growth or acquisition activities. As a result of the Company’s funding requirements, it likely will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase its cash resources. Any sale of additional equity or debt securities may result in dilution to its stockholders. Public or private financing may not be available in amounts or on terms acceptable to the Company, if at all.

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

The Company’s business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause the Company’s cost of doing business to increase and limit its ability to pursue organic growth or acquisition opportunities. For example, as of December 31, 2018, outstanding borrowings were approximately $702.4 million, and a 1.0% increase in interest rates would result in an increase in annual interest expense of approximately $7.0 million, assuming the $702.4 million in debt was outstanding for the full year, before the effects of income taxes. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting its ability to finance its operations. The

Company requires continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect its ability to achieve its planned growth and operating results.

The Company operates in a highly-regulated industry, and changes in existing laws or regulations, or liability under existing or future laws or regulations, could have a material adverse effect on its results of operations and profitability.

The Company operates in the United States pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. The Company, as well as its company and owner-operator drivers, must also comply with governmental regulations regarding safety, equipment, environmental protection and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations and ergonomics. The Company may become subject to new, or amendment of existing, laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that may impose more restrictive regulations relating to such matters that may require changes in its operating practices, influence the demand for transportation services or require it to incur significant additional costs. Possible changes to laws and regulations include:

•

increasingly stringent environmental laws and regulations, including changes intended to address NOx emissions as well as fuel efficiency and greenhouse gas emissions that are attributed to climate change;

•	restrictions, taxes or other controls on emissions;

•	regulation specific to the energy market and logistics providers to the industry;

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

•	driver and vehicle ELD requirements;

•	requirements leading to accelerated purchases of new trailers;

•	mandatory limits on vehicle weight and size;

•	driver hiring or retention restrictions;

•	increased bonding or insurance requirements; and

•	security requirements imposed by the DHS.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels and emissions, which may increase the Company’s or its independent affiliates’ operating costs, require capital expenditures or adversely impact the recruitment of drivers.

Restrictions on greenhouse gas emissions or climate change laws or regulations could also affect the Company’s customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products the Company carries, which, in turn, could adversely impact the demand for the Company’s services as well as its operations. Additionally, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector, which also could adversely impact the demand for the Company’s services and its operations. The Company also could lose revenue if its customers divert business from it because the Company has not complied with customer sustainability requirements. See “Item 1. Business - Regulation” for information regarding several proposed, pending and final regulations that could significantly impact the Company’s business and operations.

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

The Company’s CSA scores are dependent upon its safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in the CSA program or the underlying methodology used by the FMCSA to determine a carrier’s safety rating could change and, as a result, the Company’s ability to maintain an acceptable score could be adversely impacted. For example, pursuant to a 2015 federal statutory mandate, the FMCSA commissioned the National Academy of Sciences (NAS) to conduct a study and report upon the CSA program and its underlying Safety Measurement System (SMS), which is the FMCSA’s process for identifying patterns of non-compliance and issuing safety-fitness determinations for motor carriers. In June 2017, the NAS published a report on the subject providing specific recommendations and concluding, among other things, that the FMCSA should explore a more formal statistical model to replace the current SMS process. In June 2018, the FMCSA posted its response to the NAS study in a report to Congress, concluding, among other things, that it would develop and test a new model, the Item Response Theory (IRT), which would replace the SMS process currently used. The FMCSA was expected to commence small scale testing of the IRT model as early as September 2018, with full-scale testing expected to occur in April 2019 and possible program roll-out expected to occur in late 2019 but the testing schedule has been delayed. The FMCSA’s June 2018 response is under audit by the DOT Inspector General to assess consistency with the NAS recommendations, and the audit findings will guide the agency’s actions and timing with respect to testing of the IRT model as a potential replacement for the SMS.  In the event and to the extent that the FMCSA adopts the IRT model in replacement of the SMS or otherwise pursues rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that the Company and other motor carriers could be adversely affected, as compared to consideration of the current standards. If the Company receives an unacceptable CSA score, whether under the current SMS process, the IRT model, should it be finalized and adopted, or as a result of some other safety-fitness determination, its relationships with customers could be damaged, which could result in a loss of business.

Additionally, the requirements of CSA could shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact the Company’s results of operations and profitability.

The Company is subject to environmental and worker health and safety laws and regulations that may expose it to significant costs and liabilities and have a material adverse effect on its results of operations, competitive position and financial condition.

The Company is subject to stringent and comprehensive federal, state, provincial, local and foreign environmental and worker health and safety laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, the health and safety of its workers in conducting operations, and adverse impacts to the environment. Under certain environmental laws, the Company could be subject to strict joint and several liability, without regard to fault or legality of conduct, for costs relating to contamination at facilities the Company owns or operates or previously owned or operated and at third-party sites where the Company disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving the Company’s vehicles. The Company often operates in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which the Company has incurred and may, in the future, incur remedial or other environmental liabilities. The Company also maintains aboveground and underground bulk fuel storage tanks and fueling islands at some of its facilities and vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, environmental damage and unauthorized hazardous material spills, releases or disposal actions, among others.

Increasing efforts to control air emissions, including greenhouse gases, may have an adverse effect on the Company. Federal and state lawmakers have implemented, and are considering, a variety of new climate-change initiatives and greenhouse gas regulations that could increase the cost of new tractors, impair productivity and increase the Company’s operating expenses. For example, in 2011, the NHTSA and the EPA adopted final Phase 1 rules that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, including certain combination tractors’ model years 2014 to 2018 and, in October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. More recently, in November 2018, the EPA announced the CTI, pursuant to which it plans to propose and finalize a rulemaking updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. The EPA is expected to issue a proposed rulemaking to implement the CTI program in early 2020.

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

If the Company has operational spills or accidents or if it is found to be in violation of, or otherwise liable under, environmental or worker health or safety laws or regulations, the Company could incur significant costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of the Company’s operations in a particular area. The occurrence of any one or more of these developments could have a material adverse effect on the Company’s results of operations, competitive position and financial condition. Environmental and worker health and safety laws are becoming increasingly more stringent and there can be no assurances that compliance with, or liabilities under, existing or future environmental and worker health or safety laws or regulations will not have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects. See “Item 1. Business - Regulation” for information regarding several proposed, pending and final regulations that could significantly affect the Company’s business and operations.

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

The Company is exposed to claims related to auto liability, general liability, directors and officers liability, liability related to cybersecurity attacks, cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. The Company has insurance coverage with third-party insurance carriers, but it assumes a significant portion of the risk associated with these claims due to its self-insured retention (SIR) and deductibles, which can make its insurance and claims expense higher or more volatile. Additionally, the Company faces the risks of increasing premiums and collateral requirements and the risk of carriers or underwriters leaving the transportation sector, which may materially affect its insurance costs or make insurance more difficult to find, as well as increase its collateral requirements. The Company could experience increases in its insurance premiums in the future if it decides to increase its coverage or if its claims experience deteriorates. In addition, the Company is subject to changing conditions and pricing in the insurance marketplace and the Company cannot assure you that the cost or availability of various types of insurance may not change dramatically in the future. If the Company’s insurance or claims expense increases, and the Company is unable to offset the increase with higher freight rates, its results of operations could be materially and adversely affected. The Company’s results of operations may also be materially and adversely affected if it experiences a claim in excess of its coverage limits, a claim for which coverage is not provided or a claim that is covered but its insurance company fails to perform.

The Company derives a material portion of its revenue from its major customers, the loss of one or more of which could have a material adverse effect on the Company’s business.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on the Company’s business. In 2018, 2017 and 2016, the Company’s top ten customers, based on revenue, accounted for approximately 29%, 31% and 36%, respectively, of the Company’s revenue, and the Company’s largest customer accounted for approximately 5%, 6% and 8%, respectively, of its revenue. A material portion of the Company’s freight is from customers in the building materials industry, and as such, the Company’s results may be more susceptible to trends in construction cycles, which are affected by numerous factors, including rates of infrastructure spending, real estate equity values, interest rates and general economic conditions, than carriers that do not have this concentration.

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

The Company provides trucking services in Canada in addition to the United States, and the Company also transports freight into and out of Mexico by transferring the Company’s trailers to tractors operated by Mexican-based carriers with which the Company has contractual and long-standing relationships. As a result, the Company is subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Canada and Mexico, difficulties in enforcing contractual obligations and intellectual property rights through non-U.S. legal systems, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. In addition, if the Company is unable to maintain its Customs-Trade Partnership Against

Terrorism (C-TPAT) status, it may have significant border delays, which could cause its operations in Canada to be less efficient than those of competitor truckload carriers also operating in Canada that obtain or continue to maintain C-TPAT status, and the Company may face a loss of certain business due to customer requirements to deal only with C-TPAT participating carriers. As a C-TPAT participant, the Company’s security measures are subject to periodic review by the United States Customs and Border Protection (CBP), and the Company is required to perform an annual security threat assessment of its international operations. If CBP determines the Company has failed to comply with its minimum security criteria for highway carriers and other evolving security standards recommended by the agency, the Company may be unable to maintain its C-TPAT status. The Company also faces additional risks associated with its foreign operations, including restrictive trade policies and imposition of duties, taxes or government royalties imposed by the Canadian or Mexican government, to the extent not preempted by the terms of North American Free Trade Agreement, or any other trade agreement between Mexico, Canada and the U.S. that may replace it.

Further, to the extent that the Company conducts operations outside of the United States, it is subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. If the Company is not in compliance with the FCPA, other anti-corruption laws or other laws governing the conduct of business with government entities (including local laws), it may be subject to criminal and civil penalties and other remedial measures, which could harm its reputation and have a material adverse impact on the Company’s business, financial condition, results of operations, cash flows and prospects. Any investigation of any actual or alleged violations of such laws could also harm the Company’s reputation or have a material adverse impact on its business, financial condition, results of operations, cash flows and prospects.

The Company’s contractual agreements with its owner-operators expose it to risks that it does not face with its company drivers.

The Company relies, in part, upon independent contractor owner-operators to perform the services for which it contracts with customers. Approximately 31% of the Company’s freight was carried by independent contractor owner-operators in 2018. The Company’s reliance on independent contractor owner-operators creates numerous risks for the Company’s business. For example, the Company provides financing to certain of its independent contractor owner-operators purchasing tractors from the Company. If owner-operators operating the tractors the Company financed default under or otherwise terminate the financing arrangement and the Company is unable to find a replacement owner-operator, the Company may incur losses on amounts owed to it with respect to the tractor in addition to any losses it may incur as a result of idling the tractor. Further, if the Company is unable to provide such financing in the future, due to liquidity constraints or other restrictions, the Company may experience a shortage of owner-operators available to it.

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

The Company’s brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers. These third-party providers may seek other freight opportunities and may require increased compensation during times of improved freight demand or tight trucking capacity. The Company’s inability to maintain positive relationships with, and secure the services of, these third parties, or increases in the prices the Company must pay to secure such services, could have an adverse effect on its revenue, results of operations and customer relationships. The Company’s ability to secure the services of these third-party providers on competitive terms is subject to a number of risks, including the following, many of which are beyond the Company’s control:

•	equipment shortages in the transportation industry, particularly among contracted truckload carriers and railroads;

•	interruptions in service or stoppages in transportation as a result of labor disputes, seaport strikes, network congestion, weather-related issues, acts of God or acts of terrorism;

•	changes in regulations impacting transportation;

•	increases in operating expenses for carriers, such as fuel costs, insurance premiums and licensing expenses, that result in a reduction in available carriers; and

•	changes in transportation rates.

The Company is dependent on computer and communications systems, and a systems failure or data breach could cause a significant disruption to its business.

The Company’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure, including operating and financial reporting systems.  The Company’s computer and communications system is critical in meeting customer expectations, effectively tracking, maintaining and operating the Company’s equipment, directing and compensating the Company’s employees, and interfacing with the Company’s financial reporting system. The Company’s financial reporting system receives, processes, controls and reports information for operating its business and for tabulation into its financial statements. The Company currently maintains its computer systems at multiple locations, including several of its offices and terminals and third-party data centers, along with computer equipment at each of its terminals. The Company’s operations and those of its technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond its control. Although the Company believes that it has robust information security procedures and other safeguards in place, as cyber threats continue to evolve, it may be required to expend additional resources to continue to enhance its information security measures and investigate and remediate any information security vulnerabilities. A significant natural disaster or cyber-attack incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay the Company’s operations, damage its reputation, cause a loss of customers, agents or third-party capacity providers, expose the Company to a risk of loss or litigation, or cause the Company to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on its results of operations and financial position.

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

Any attempt to organize by the Company’s employees could result in increased legal and other associated costs and divert management attention, and if the Company entered into a collective bargaining agreement, the terms could negatively affect its costs, efficiency and ability to generate acceptable returns on the affected operations. In particular, the unionization of the Company’s employees could have a material adverse effect on its business, financial condition, results of operations, cash flows and prospects because:

•

restrictive work rules could hamper the Company’s efforts to improve and sustain operating efficiency and could impair the Company’s service reputation and limit the Company’s ability to provide next-day services;

•

a strike or work stoppage could negatively impact the Company’s profitability and could damage customer and employee relationships, and some shippers may limit their use of unionized trucking companies because of the threat of strikes and other work stoppages; and

•	an election and bargaining process could divert management’s time and attention from the Company’s overall objectives and impose significant expenses.

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

Changes to trade regulation, quotas, duties or tariffs, caused by changing U.S. and geopolitical environments or otherwise, may increase the Company’s costs and materially adversely affect its business.

Recent activity by the Trump administration has led to the imposition of tariffs on certain imported steel and aluminum as well as a broad range of other products imported into the United States. In response to the tariffs imposed by the United States, the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The implementation of these tariffs, as well as the imposition of additional tariffs or quotas or changes to certain trade agreements or retaliatory trade measures or tariffs implemented by other countries, could, among other things, increase the costs of the materials used by the Company’s suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for the Company’s revenue equipment suppliers might be passed on to the Company, and to the extent fuel prices increase, the Company may not be able to fully recover such increases through rate increases or the Company’s fuel surcharge program, either of which could have a material adverse effect on the Company’s business. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the domestic economy, including the Company’s customers, and decrease demand for its services.

The Company’s total assets include goodwill and indefinite-lived intangibles. If the Company determines that these items have become impaired in the future, net income could be materially and adversely affected.

As of December 31, 2018, the Company had recorded goodwill of $258.4 million and indefinite-lived intangible assets of $90.6 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 350, “Intangibles — Goodwill and Other,” the Company tests goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Any excess in carrying value over the estimated fair value is charged to the Company’s results of operations. Further, the Company may never realize the full value of its intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could have an adverse effect on the Company’s financial condition and results of operations. If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values and the estimated fair value of the Company’s goodwill and long-lived assets could change significantly, and could result in future non-cash impairment charges, which could materially impact its results of operations and financial condition for any such future period. In the fourth quarter of 2018, the Company recorded goodwill impairment of $11.1 million related to one reporting unit. A sustained relatively low stock price may result in additional goodwill tests and potential impairment charges.

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

As a public company, the Company must comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of The NASDAQ Capital Market (NASDAQ), with which the Company was not required to comply as a private company. For example, the Company must:

•	maintain a comprehensive compliance function;

•	comply with rules promulgated by NASDAQ;

•	prepare and distribute periodic public reports in compliance with obligations under the federal securities laws;

•	establish new internal policies, such as those relating to insider trading; and

•	involve and retain to a greater degree outside counsel and accountants in the above activities.

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

These costs and demands have become greater especially now that the Company is no longer an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act enacted in April 2012. Because the Company is no longer an emerging growth company as of January 1, 2019, the Company is required to include an attestation report on internal control over financial reporting issued by the Company’s independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act, the Company has been engaged in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging. In this regard, the Company continues to dedicate internal resources to assess and document the adequacy of internal control over financial reporting, to take steps to improve control processes as appropriate, to validate through testing that controls are functioning as documented and to implement a continuous reporting and improvement process for internal control over financial reporting.

The Company has identified material weaknesses in its internal control over financial reporting that, if not remediated, could result in material misstatements in the Company’s financial statements, cause the Company to fail to meet its periodic reporting obligations, or adversely affect investor confidence.

The Company has identified three material weaknesses in internal control over financial reporting in the 2018 fiscal year. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2018 three material weaknesses were identified relating to information technology general controls, review and approval of manual journal entries and the review and approval of payroll and revenue transactions. The Company concluded that deficiencies in the design and operating effectiveness over information technology general computer controls related to change management, user access and management’s review of the completeness and accuracy of certain system-generated reports resulted in a material weakness. The Company also determined that deficiencies in controls to ensure that journal entries were properly reviewed and approved by an appropriate individual separate from the preparer of the journal entry resulted in a material weakness. Additionally, the Company concluded that at two operating companies deficiencies in review and approval of payrolls and at one of those operating companies, deficiencies in review and approval of revenue transactions resulted in a material weakness. The Company may not be able to complete its remediation, evaluation and testing in a timely fasion and its remediation efforts may not be successful once completed.

If the remedial measures implemented are determined to be insufficient to address the Company’s current material weaknesses or if additional material weaknesses are discovered or occur in the future, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected, and could result in material misstatements to the Company’s annual or interim financial statements. Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s common stock.

The Company ceased to be an “emerging growth company” under the federal securities laws as of December 31, 2018. Because of this, the Company’s registered public accounting firm is now required to express an opinion on the effectiveness of the Company’s internal controls. Given the difficulties inherent in the design and operation of a system of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent registered public accounting firms’, future conclusions about the effectiveness of the Company’s system of internal controls over financial reporting, and the Company may incur significant costs in its efforts to comply with Section 404 of the Sarbanes-Oxley Act on an ongoing basis. If, in the future, the Company is unable to confirm that its internal control over financial reporting is effective, or if the Company’s registered public accounting firm is unable to express an opinion on the effectiveness of the Company’s internal controls, the Company could be subject to additional regulatory scrutiny and lose investor confidence in the accuracy and completeness of its financial reports, which could have an adverse effect on the Company’s business and would likely have a negative effect on the trading price of the Company’s common stock.

A small number of the Company’s stockholders hold a substantial portion of its outstanding common stock.

Mr. Daseke and his affiliates beneficially own approximately 28% of the Company’s common stock as of December 31, 2018. In addition, Mr. Daseke serves as the Company’s Chief Executive Officer and Chairman of the Board of Directors. Consequently, Mr. Daseke and his affiliates are able to strongly influence all matters that require approval by the Company’s stockholders, including the election and removal of directors, changes to the Company’s organizational documents and approval of acquisition offers and other significant corporate transactions. In addition, other members of the Company’s board of directors and key management at the corporate level and at the Company’s operating companies own more than an additional 13% of the Company’s common stock as of December 31, 2018. This concentration of ownership will limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial and may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Company’s common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

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

Some provisions of the Company’s governing documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for its common stock.

Some provisions in the Company’s charter and bylaws may have the effect of delaying, discouraging, or preventing an acquisition of the Company or a merger in which the Company is not the surviving company and may otherwise prevent or slow changes in the Company’s board of directors and management. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of the Company’s board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on the Company’s board of directors;

•

the ability of the Company’s board of directors to determine whether to issue shares of the Company’s preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of the Company’s stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of the Company’s stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, the Company’s directors and officers;

•	controlling the procedures for the conduct and scheduling of stockholder meetings;

•

providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to the Company’s board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect the Company’s tax obligations and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017. The new law requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the new law and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how the Company will apply the law and impact its results of operations in future periods. Accordingly, while the Company has provided a provisional estimate on the effect of the new law in its accompanying audited financial statements, further regulatory or GAAP accounting guidance for the law, or further analysis on the application of the law, and refinement of the Company’s initial estimates and calculations could materially change its current provisional estimates, which could in turn materially affect its tax obligations and effective tax rate. There are also likely to be significant future impacts that these tax reforms will have on the Company’s future financial results and its business strategies. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to these tax reforms, which could have a material impact on the Company’s future results.

Item 1B: Unresolved Staff Comments

There are no unresolved comments from the Commission staff required to be disclosed in this Annual Report on Form 10-K.

Item 2. Properties

Daseke’s headquarters office, which is leased, is located in a multi-tenant office building in Addison, Texas. The Company has 105 locations in North America, 27 of which are owned and 78 of which are leased. Daseke’s terminals may include general and executive offices, customer service, sales/marketing, fuel and/or maintenance, parking and warehousing facilities. Daseke believes that substantially all of its property and equipment is in good condition and its buildings and improvements have sufficient capacity to meet current needs. From time to time, Daseke invests in additional facilities to meet the needs of its business as it pursues additional growth.

The following tables provide information regarding terminals and certain other locations owned or leased by Daseke:

FLATBED SOLUTIONS

Description of Activities at Location
			Customer	Sales/
Location	Owned	Leased	Service	Marketing	Fuel	Maintenance	Admin	Warehouse
Birmingham, Alabama	✔	✔	✔	✔	✔	✔
Chickasaw, Alabama		✔					✔
Cincinnati, Ohio	✔				✔	✔
Clarksville, Tennessee		✔	✔
Clayton, Alabama	✔		✔	✔	✔		✔
Cofield, North Carolina	✔	✔	✔
Des Moines, Iowa	✔
Dravosburg, Pennsylvania		✔				✔
Effingham, Illinois		✔					✔
Greenville, Mississippi	✔		✔
Grenada, California		✔					✔
Houston, Texas		✔	✔				✔
Kennesaw, Georgia		✔	✔
Lanesville, Indiana		✔	✔				✔
Laredo, Texas		✔	✔	✔			✔
Memphis, Tennessee		✔	✔	✔		✔	✔
Monroeville, Alabama	✔		✔	✔			✔
Nashville, Tennessee		✔	✔	✔		✔	✔
Pawleys Island, South Carolina		✔		✔
Redmond, Oregon	✔	✔	✔	✔	✔	✔
Springfield, Oregon		✔	✔	✔		✔	✔
Tuscaloosa, Alabama		✔	✔	✔	✔	✔	✔
Whites Creek, Tennessee		✔					✔

SPECIALIZED SOLUTIONS

Description of Activities at Location
			Customer	Sales/
Location	Owned	Leased	Service	Marketing	Fuel	Maintenance	Admin	Warehouse
Abilene, Texas		✔					✔
Angleton, Texas		✔	✔	✔
Arlington, Washington	✔		✔	✔		✔	✔
Berwick, Pennsylvania		✔				✔		✔
Bloomfield, Indiana		✔					✔
Bossier City, Louisiana		✔	✔	✔
Calgary, Alberta		✔					✔
Carthage, Missouri		✔				✔
Catlettsburg, Kentucky		✔	✔				✔
Church Hill, Tennessee		✔	✔	✔		✔	✔
Clairmont, Alberta		✔	✔	✔		✔	✔
Conyers, Georgia		✔	✔	✔
Corpus Christi, Texas		✔	✔	✔
Delphi, Indiana		✔				✔
Denver, Colorado		✔					✔
Duenweg, Missouri	✔		✔	✔		✔
East Camden, Arkansas		✔	✔
Evansville, Indiana		✔	✔					✔
Fargo, North Dakota		✔	✔	✔		✔	✔
Fort Worth, Texas		✔		✔			✔
Gaffney, South Carolina	✔				✔	✔	✔
Gainesville, Texas	✔					✔	✔
Garden City, Georgia		✔	✔			✔
Glendale, Arizona		✔					✔
Greer, South Carolina		✔	✔	✔		✔	✔
Griffin, Georgia		✔	✔					✔
Hamburg, Pennsylvania		✔	✔					✔
Hampton, Georgia		✔				✔
Hiram, Georgia		✔	✔
Houston, Texas	✔		✔	✔		✔
Humble, Texas		✔	✔	✔		✔
Innisfil, Ontario		✔	✔				✔
Joplin, Missouri	✔		✔	✔		✔	✔
Kansas City, Missouri		✔	✔	✔			✔	✔
Kiowa, Oklahoma	✔		✔
Lafayette, Indiana		✔	✔	✔			✔	✔
Laredo, Texas	✔		✔	✔		✔
League City, Texas		✔	✔	✔
Leduc, Alberta		✔	✔			✔	✔
Louden, Tennessee		✔	✔			✔
Marshall, Texas		✔				✔	✔
Maxton, North Carolina		✔				✔
Mediapolis, Iowa	✔					✔
Memphis, Tennessee		✔	✔	✔
Midland, Texas		✔				✔	✔
Milan, Tennessee		✔	✔				✔
Mineral Wells, Texas	✔		✔	✔		✔	✔
Mobile, Alabama		✔					✔
Mount Vernon, Indiana	✔					✔
Murray, Utah		✔					✔
North Charleston, South Carolina		✔	✔	✔		✔	✔

SPECIALIZED SOLUTIONS

Description of Activities at Location
			Customer	Sales/
Location	Owned	Leased	Service	Marketing	Fuel	Maintenance	Admin	Warehouse
Oden, Indiana	✔		✔				✔
Odessa, Texas	✔		✔	✔
Oklahoma City, Oklahoma		✔	✔	✔		✔	✔
Peoria, Arizona		✔				✔
Pharr, Texas		✔	✔	✔
Plattsburg, New York		✔					✔
Pleasanton, Texas		✔	✔	✔		✔	✔
Pomona, California		✔	✔
Port Wentworth, Georgia		✔	✔	✔			✔
Prichard, Alabama		✔	✔	✔			✔
Remington, Indiana	✔	✔	✔	✔	✔	✔	✔	✔
Richmond, Kentucky		✔				✔	✔
Richmond, Virginia		✔	✔
Saginaw, Texas		✔	✔	✔		✔	✔
Sanford, North Carolina	✔		✔	✔		✔
Savannah, Georgia		✔	✔
Seguin, Texas		✔	✔	✔
Shoals, Indiana	✔					✔
South Bend, Indiana	✔					✔
Springfield, Missouri		✔	✔	✔	✔	✔
Steinbach, Manitoba, Canada		✔	✔				✔
Sweetwater, Texas	✔		✔	✔
Temple, Texas		✔				✔
Toledo, Ohio		✔	✔					✔
Tulsa, Oklahoma	✔		✔	✔				✔
Tumwater, Washington		✔				✔
Westlake Village, California		✔					✔
West Melbourne, Florida		✔					✔	✔
Wichita, Kansas		✔	✔					✔
Willston, North Dakota		✔	✔	✔		✔	✔
Winnipeg, Manitoba, Canada		✔	✔			✔		✔

In addition to the locations listed above, Daseke owns parcels of vacant land and leases or owns several non-operating facilities in various locations around the United States. Daseke also maintains various drop yards throughout the United States and Canada.

Item 3. Legal Proceedings

The Company is involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury, employment-related, or property damage incurred in relation to the transportation of freight. The Company’s insurance program for liability, physical damage, cargo damage and workers’ compensation involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, the Company believes the resolution of claims and pending litigation, will not have a material adverse effect on it, taking into account existing reserves.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Daseke’s common stock and warrants trade on NASDAQ under the symbols “DKSE” and “DSKEW,” respectively. As of March 6, 2019, there were 94 stockholders of record of its common stock.

Dividends

The Company has not paid any cash dividends on its common stock. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends on its common stock in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements, debt covenants and general financial condition. The payment of any cash dividends will be within the discretion of the Company’s board of directors at such time. In addition, the Company’s credit facilities (as described in Note 10 of Notes to Consolidated Financial Statements) restricts the Company’s ability to pay dividends, subject to certain negotiated exceptions.

Stock Performance Graph

The following is not “soliciting material,” shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested on February 27, 2017, in the Company’s common stock, in the S&P 500 Index – Total Return, the Dow Jones Transportation Index and the Russell 2000 Index, and that all dividends were reinvested. The stock price performance on the following graph are required by the SEC and are not necessarily intended to forecast or be indicative of future stock price performance.

Comparison of 23 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2018
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2/27/2017
2/28/2017
3/31/2017
4/30/2017
5/31/2017
6/30/2017
7/31/2017
8/31/2017
9/30/2017
10/31/2017
11/30/2017
12/31/2017
1/31/2018
2/28/2018
3/31/2018
4/30/2018
5/31/2018
6/30/2018
7/31/2018
8/31/2018
9/30/2018
10/31/2018
11/30/2018
12/31/2018
Daseke, Inc.
S&P 500 Index - Total Return
Dow Jones Transportation Index
Russell 2000 Index

The closing price of our common stock on December 31, 2018, the last day of our 2018 fiscal year, was $3.68 per share.

Company /Index	2/27/2017	12/31/2017	12/31/2018
DSKE	$100.00	$139.82	$36.10
S&P 500 Index – Total Return	$100.00	$114.70	$109.68
Dow Jones Transportation Index	$100.00	$113.33	$99.37
Russell 2000 Index	$100.00	$110.34	$98.19

Item 6. Selected Financial Data

The following selected historical consolidated financial information is provided to assist with the analysis of the Company’s financial performance. The table below provides the Company’s revenue, net income (loss), Adjusted EBITDA, net cash provided by operating activities and free cash flow for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 on a historical basis.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Total revenue	$1,613,082	$846,304	$651,802	$678,845	$542,711
Net income (loss)	(5,187)	26,996	(12,279)	3,263	1,300
Net cash provided by operating activities	105,263	45,764	66,415	85,084	48,423
Adjusted EBITDA(1)	174,314	91,904	88,240	97,304	70,346
Free cash flow(1)	$65,208	$31,745	$68,213	$80,868	$45,561

(1)

Adjusted EBITDA and free cash flow are not recognized measures under GAAP. For a definition of Adjusted EBITDA and free cash flow and a reconciliation of Adjusted EBITDA to net income (loss) and free cash flow to net cash provided by operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk—Non-GAAP Financial Measures” below.

The following table sets forth selected historical consolidated financial and other data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The historical results presented below and above are not necessarily indicative of the results to be expected for any future period and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” below and Daseke’s audited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2018	2017	2016	2015	2014
Consolidated statement of operations data:
Total revenue	$1,613,082	$846,304	$651,802	$678,845	$542,711
Operating expenses:
Salaries, wages and employee benefits	407,429	249,996	197,789	178,703	132,205
Fuel	141,097	93,749	66,865	70,296	88,031
Operations and maintenance	181,534	118,390	96,100	98,734	59,274
Purchased freight	588,603	225,254	154,054	181,985	150,654
Taxes and licenses	17,174	11,055	9,222	9,228	7,304
Insurance and claims	45,826	23,962	19,114	19,655	15,446
Depreciation and amortization	131,082	76,863	67,500	63,573	48,575
(Gain) loss on disposition of revenue property and equipment	(3,236)	(700)	(116)	(2,184)	934
Impairment	13,890	—	2,005	—	1,838
Other operating expenses	67,772	40,720	28,636	27,847	19,631
Total operating expenses	1,591,171	839,289	641,169	647,837	523,892
Income from operations	21,911	7,015	10,633	31,008	18,819
Interest expense	45,505	29,556	23,124	20,602	15,978
Other expense (income)	(2,485)	2,745	(375)	(320)	(243)
Total other expense	43,020	32,301	22,749	20,282	15,735
Income (loss) before provision for income taxes	(21,109)	(25,286)	(12,116)	10,726	3,084
Provision (benefit) for income taxes	(15,922)	(52,282)	163	7,463	1,784
Net income (loss)	$(5,187)	$26,996	$(12,279)	$3,263	$1,300
Dividends declared per Series A convertible preferred share	$7.63	$6.40	$—	$—	$—
Dividends declared per Series B convertible preferred share	$—	$12.50	$18.75	$75.00	$75.00
Net income (loss) available to common stockholders	$(10,143)	$22,032	$(17,049)	$(1,473)	$272
Basic net income (loss) per common share	$(0.16)	$0.59	$(0.81)	$(0.07)	$0.07
Diluted net income (loss) per common share	$(0.16)	$0.56	$(0.81)	$(0.07)	$0.06
Basic weighted average common shares outstanding	61,654,820	37,592,549	20,980,961	20,980,961	19,407,162
Diluted weighted average common shares outstanding	61,654,820	39,593,701	20,980,961	20,980,961	20,228,937
Consolidated balance sheet data (at end of period):
Cash	$45,974	$90,679	$3,695	$4,886	$2,406
Property and equipment, net	$572,719	$429,639	$318,747	$354,535	$303,515
Total assets	$1,390,868	$1,125,668	$570,235	$627,607	$509,922
Current liabilities	$193,859	$108,068	$92,398	$109,669	$89,224
Working capital(1)	$131,752	$111,020	$36,282	$42,538	$41,401
Long-term debt and other long-term liabilities	$750,011	$666,367	$374,774	$397,888	$313,583
Total stockholders' equity	$446,998	$351,233	$103,063	$120,050	$107,115
Other financial data (unaudited):
Adjusted EBITDA(2)	$174,314	$91,904	$88,240	$97,304	$70,346
Adjusted EBITDAR(2)	$194,834	$108,769	$101,177	$106,261	$76,641
Adjusted EBITDA Margin(2)	10.8%	10.9%	13.5%	14.3%	13.0%
Free cash flow(2)	$65,208	$31,745	$68,213	$80,868	$45,561
Operating ratio	98.6%	99.2%	98.4%	95.4%	96.5%
Adjusted operating ratio(2)	95.7%	97.3%	95.6%	93.0%	93.4%
Operating statistics (unaudited):
Total miles	462,511,830	290,749,395	246,989,374	230,923,639	192,226,156
Company-operated tractors, as of year-end	3,882	3,218	2,304	2,267	1,878
Owner-operated tractors, as of year-end	2,262	2,056	609	702	735
Number of trailers, as of year-end	13,824	11,237	6,347	5,977	5,515

Company-operated tractors, average for the year	3,485	2,644	2,279	2,054	997
Owner-operated tractors, average for the year	2,177	888	667	700	293
Total tractors, average for the year	5,662	3,532	2,946	2,754	1,290

(1)	Working capital is defined as current assets (excluding cash) less current liabilities (excluding the current portion of long-term debt).
(2)

Adjusted EBITDA, Adjusted EBITDAR, Adjusted EBITDA Margin, free cash flow and adjusted operating ratio are not recognized measures under GAAP. For a definition of Adjusted EBITDA, Adjusted EBITDAR, Adjusted EBITDA Margin, free cash flow and adjusted operating ratio, a reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income (loss), a reconciliation of adjusted operating ratio to operating ratio, and a reconciliation of free cash flow to net cash provided by operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk—Non-GAAP Financial Measures” below.

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

Introduction

The Company is a leading provider and consolidator of transportation and logistics solutions focused exclusively on flatbed and specialized (open-deck) freight in North America. The transportation and logistics market is one of the largest industries in the United States. The flatbed and specialized freight market currently represents approximately 10% of the more than 1.5 million population of trucks used in the broader transportation and logistics market.

The Company believes it provides one of the most comprehensive transportation and logistics solution offerings in the open-deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 5,900 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment. The Flatbed Solutions segment and Specialized Solutions segment generated approximately 41% and 59%, respectively, of revenue in 2018.

Since beginning operations in 2009, the Company has established a track record of growing its business both organically and through strategic and complementary acquisitions, having successfully completed the acquisition of more than 20 operating companies during such period. In 2018, the Company generated revenue of approximately $1.6 billion, compared to $30 million in 2009 (its first year of operation), reflecting a CAGR of approximately 56%.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. Approximately 49% of 2018 freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 51% was derived from asset-light services.

Business Combination and Other Recent Developments

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Private Daseke, with Private Daseke surviving as a direct wholly-owned subsidiary of Hennessy. The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). Daseke met the earn-out provision for the year ended December 31, 2017 and 5 million shares were issued to the Private Daseke stockholders in the second quarter of 2018. In 2018, Daseke did not meet the earn-out provision and no shares were issued. See Note 3 of Notes to Consolidated Financial Statements for more information regarding the Business Combination.

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), for total consideration of $118.7 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, the payoff of $54.8 million of outstanding debt, and contingent consideration of $21.2 million. Aveda transports equipment required for the exploration, development and production of petroleum resources in the United States and Canada, expanding the Specialized Segment.

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

On July 1 and August 1, 2018, the Company closed two acquisitions to acquire 100% of the outstanding shares of the target entities for aggregate consideration of $31.6 million, consisting of $20.1 million in cash and 95,859 shares of Daseke common stock valued at $0.9 million. Additionally, the Company assumed approximately $10.6 million of debt and capital lease obligations. These two acquisitions expanded operations in the northwest United States and Canada, in the Flatbed and Specialized Segments.

How the Company Evaluates Its Operations

The Company uses a number of primary indicators to monitor its revenue and expense performance and efficiency, including Adjusted EBITDA, Adjusted EBITDAR, free cash flow and adjusted operating ratio, and its key drivers of revenue quality, growth, expense control and operating efficiency. Adjusted EBITDA, Adjusted EBITDAR, free cash flow and adjusted operating ratio are not recognized measures under GAAP and should not be considered alternatives to, or more meaningful than, net income (loss), cash flows from operating activities, operating income, operating ratio, operating margin or any other measure derived in accordance with GAAP. See “Non-GAAP Financial Measures” for more information on the Company’s use of these non-GAAP measures, as well as a description of the computation and reconciliation of the Company’s Adjusted EBITDA and Adjusted EBITDAR to net income (loss), free cash flow to net cash provided by operating activities, and adjusted operating ratio to operating ratio.

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

Expenses

The Company’s most significant expenses vary with miles traveled and include driver wages, services purchased from owner-operators and other transportation providers (which are recorded on the “Purchased freight” line of the Company’s consolidated statements of operations) and fuel. Although driver-related expenses vary with miles traveled, the Company currently expects that its expenses relating to driver wages will increase in the near-term, with or without changes in total miles, due to expected increases in average driver wages paid per mile in the general trucking industry. The expected increases in driver wages per mile are due to current market conditions caused by a shortage of qualified drivers in the industry when compared to current demand.

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

Operating Income

Differences in the mix of drivers and assets between the segments impact the proportion of operating income as a percentage of revenue. The Flatbed Solutions segment has proportionately higher operating income as a percentage of revenue when compared to the Specialized Solutions segment because certain operating expenses in the Specialized Solutions segment are proportionately greater. For example, the Specialized Solutions segment drivers, who typically are required to have a higher level of training and expertise, generally receive a higher driver pay per total mile than Flatbed Solutions segment drivers. In addition, the Flatbed Solutions segment utilizes a larger percentage of owner-operators as opposed to Company drivers, which results  in purchased freight expense being a more significant expense for this segment. The larger percentage of Company drivers in the Specialized Solutions segment also results in a greater percentage of fuel expense and operations and maintenance expense relative to our Flatbed Solutions segment, each of which is impacted by the miles per gallon realized with company equipment and the number of miles driven by Company drivers. Similarly, the

Specialized Solutions segment had higher depreciation and amortization expense primarily due to the increase in company-owned vehicles.

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

The Company refers to the 2018 and 2017 acquisitions described above collectively as the “Flatbed Solutions Acquisitions.”

Specialized Solutions Acquisitions

•	Kelsey Trail Acquisition – Effective July 1, 2018, a Company subsidiary acquired 100% of the outstanding equity interests of Kelsey Trail, to strengthen and grow its operations in Canada.

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

•

Steelman Acquisition – Effective July 1, 2017, the Company acquired 100% of the outstanding stock of Steelman, to expand its presence in the Midwestern United States and in flatbed, power sports and heavy haul industries.

•

Schilli Acquisition – Effective May 1, 2017, the Company acquired 100% of the outstanding stock of Schilli, to expand its industrial warehousing capabilities and its presence in the Midwestern United States.

•	Big Freight Acquisition - Effective May 1, 2017, the Company acquired 100% of the outstanding stock of Big Freight, to expand its presence into Canada and the power sports industry.

The Company refers to the 2018 and 2017 acquisitions described above collectively as the “Specialized Solutions Acquisitions.”

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

•

Public Company Expenses. The Company incurred direct, incremental general and administrative expense as a result of being a publicly traded company, including, but not limited to, costs associated with annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct expenses totaled approximately $5.5 million.

•	Transaction Costs. For the years ended December 31, 2017 and 2016, the Company expensed $2.0 million and $3.5 million, respectively, of transaction costs related to the Business Combination.

•

Deferred Financing Fees. During the first quarter of 2017, the Company expensed $3.9 million of unamortized deferred financing fees associated with debt refinanced in conjunction with the Business Combination. There were no such expenses for the years ended December 31, 2018 and 2016.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth items derived from the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Year Ended December 31,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$1,162,193	72.0	$632,764	74.8	$529,429	83.7
Brokerage	266,437	16.5	120,943	14.3	145,494	120.3
Logistics	42,764	2.7	22,074	2.6	20,690	93.7
Fuel surcharge	141,688	8.8	70,523	8.3	71,165	100.9
Total revenue	1,613,082	100.0	846,304	100.0	766,778	90.6

OPERATING EXPENSES:
Salaries, wages and employee benefits	407,429	25.3	249,996	29.5	157,433	63.0
Fuel	141,097	8.7	93,749	11.1	47,348	50.5
Operations and maintenance	181,534	11.3	118,390	14.0	63,144	53.3
Communications	3,334	0.2	2,145	0.3	1,189	55.4
Purchased freight	588,603	36.5	225,254	26.6	363,349	161.3
Administrative expenses	58,385	3.6	33,233	3.9	25,152	75.7
Sales and marketing	3,369	0.2	1,965	0.2	1,404	71.5
Taxes and licenses	17,174	1.1	11,055	1.3	6,119	55.4
Insurance and claims	45,826	2.8	23,962	2.8	21,864	91.2
Acquisition-related transaction expenses	2,684	0.2	3,377	0.4	(693)	(20.5)
Depreciation and amortization	131,082	8.1	76,863	9.1	54,219	70.5
Gain on disposition of revenue property and equipment	(3,236)	(0.2)	(700)	(0.1)	(2,536)	362.3
Impairment	13,890	0.9	—	*	13,890	*
Total operating expenses	1,591,171	98.6	839,289	99.2	751,882	89.6
Operating ratio	98.6%		99.2%
Adjusted operating ratio(1)	95.7%		97.3%
INCOME FROM OPERATIONS	21,911	1.4	7,015	0.8	14,896	212.3

Other (income) expense:
Interest income	(1,323)	(0.1)	(398)	(0.0)	(925)	232.4
Interest expense	45,505	2.8	29,556	3.5	15,949	54.0
Write-off of unamortized deferred financing fees	—	*	3,883	0.5	(3,883)	(100.0)
Other	(1,162)	(0.1)	(740)	(0.1)	(422)	57.0
Total other expense	43,020	2.7	32,301	3.8	10,719	33.2

Income (loss) before income taxes	(21,109)	(1.3)	(25,286)	(3.0)	4,177	(16.5)
Provision (benefit) for income taxes	(15,922)	(1.0)	(52,282)	(6.2)	36,360	(69.5)
Net income (loss)	$(5,187)	(0.3)	$26,996	3.2	$(32,183)	(119.2)

OPERATING STATISTICS:
Total miles	462,511,830		290,749,395		171,762,435	59.1
Company-operated tractors, as of year-end	3,882		3,218		664	20.6
Owner-operated tractors, as of year-end	2,262		2,056		206	10.0
Number of trailers, as of year-end	13,824		11,237		2,587	23.0

Company-operated tractors, average for the year	3,485		2,644		841	31.8
Owner-operated tractors, average for the year	2,177		888		1,289	145.2
Total tractors, average for the year	5,662		3,532		2,130	60.3

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the years ended December 31, 2018 and 2017 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the years ended December 31, 2018 and 2017.

FLATBED SOLUTIONS

	Year Ended December 31,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$477,722	72.2	$276,592	78.1	$201,130	72.7
Brokerage	104,184	15.7	40,882	11.5	63,302	154.8
Logistics	2,987	0.5	192	0.1	2,795	*
Fuel surcharge	77,110	11.6	36,440	10.3	40,670	111.6
Total revenue	662,003	100.0	354,106	100.0	307,897	87.0

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	122,134	18.4	96,860	27.4	25,274	26.1
Fuel	50,781	7.7	41,592	11.7	9,189	22.1
Operations and maintenance	48,415	7.3	36,524	10.3	11,891	32.6
Purchased freight	331,923	50.1	107,248	30.3	224,675	209.5
Depreciation and amortization	36,099	5.5	29,183	8.2	6,916	23.7
Other operating expenses	39,733	6.0	24,238	6.8	15,495	63.9
Total operating expenses	629,085	95.0	335,645	94.8	293,440	87.4
Operating ratio	95.0%		94.8%
Adjusted operating ratio(2)	94.0%		93.8%
INCOME FROM OPERATIONS	$32,918	5.0	$18,461	5.2	$14,457	78.3

OPERATING STATISTICS:
Total miles	243,794,226		152,956,123		90,838,103	59.4
Company-operated tractors, as of year-end	1,371		1,155		216	18.7
Owner-operated tractors, as of year-end	1,592		1,392		200	14.4
Number of trailers, as of year-end	5,141		4,573		568	12.4

Company-operated tractors, average for the year	1,205		1,156		49	4.2
Owner-operated tractors, average for the year	1,543		535		1,008	188.4
Total tractors, average for the year	2,748		1,691		1,057	62.5

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the years ended December 31, 2018 and 2017 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the years ended December 31, 2018 and 2017.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2018		2017		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$696,045	72.1	$362,277	72.6	$333,768	92.1
Brokerage	163,092	16.9	80,225	16.1	82,867	103.3
Logistics	39,927	4.1	21,940	4.4	17,987	82.0
Fuel surcharge	66,000	6.8	34,690	7.0	31,310	90.3
Total revenue	965,064	100.0	499,132	100.0	465,932	93.3

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	277,591	28.8	145,004	29.1	132,587	91.4
Fuel	90,316	9.4	52,157	10.4	38,159	73.2
Operations and maintenance	132,487	13.7	80,728	16.2	51,759	64.1
Purchased freight	270,639	28.0	124,905	25.0	145,734	116.7
Depreciation and amortization	94,818	9.8	47,531	9.5	47,287	99.5
Impairment	13,890	1.4	—	*	13,890	*
Other operating expenses	62,272	6.5	33,462	6.7	28,810	86.1
Total operating expenses	942,013	97.6	483,787	96.9	458,226	94.7
Operating ratio	97.6%		96.9%
Adjusted operating ratio(2)	93.4%		95.1%
INCOME FROM OPERATIONS	$23,051	2.4	$15,345	3.1	$7,706	50.2

OPERATING STATISTICS:
Total miles	218,717,604		137,793,272		80,924,332	58.7
Company-operated tractors, as of year-end	2,511		2,063		448	21.7
Owner-operated tractors, as of year-end	670		664		6	0.9
Number of trailers, as of year-end	8,683		6,664		2,019	30.3

Company-operated tractors, average for the year	2,280		1,488		792	53.2
Owner-operated tractors, average for the year	634		353		281	79.6
Total tractors, average for the year	2,914		1,841		1,073	58.3

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

Revenue. Total revenue increased 90.6% to $1,613.1 million for the year ended December 31, 2018 from $846.3 million for the year ended December 31, 2017, primarily as a result of the Recent Acquisitions. The change in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $122.2 million, or 14.4%, due to increases in fuel surcharge, brokerage and freight revenue. Freight revenue, excluding the effect of the Recent Acquisitions, increased $61.0 million, or 9.6%, from $632.8 million for the year ended December 31, 2017 to $693.8 million for the year ended December 31, 2018. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $31.3 million, or 25.8%, from $120.9 million for the year ended December 31, 2017 to $152.2 million for the year ended December 31, 2018. The increases in freight and brokerage revenue were primarily a result of increases in rates, while miles driven decreased 4.0% when compared to the same period in 2017, excluding the effect of the Recent Acquisitions. Fuel surcharges, excluding the effect of the Recent Acquisitions, increased $27.4 million, or 38.8%, from $70.5 million for the year ended December 31, 2017 to $97.9 million for the year ended December 31, 2018.

The Company’s Flatbed Solutions segment’s revenue was $662.0 million for the year ended December 31, 2018 as compared to $354.1 million for the year ended December 31, 2017, an increase of 87.0%, which was primarily the result of the  Flatbed Solutions Acquisitions. The increase in revenue, excluding the effect of the Flatbed Solutions Acquisitions was 13.8%, or $49.0 million, due to increases in freight revenue, brokerage revenue and fuel surcharge. Freight revenue, excluding the effect of the Flatbed Solutions Acquisitions, increased $29.0 million, or 10.5%, from $276.6 million for the year ended December 31, 2017 to $305.6 million for the year ended December 31, 2018. Brokerage revenue, excluding the effect of the Recent Acquisitions, increased $5.0 million, or 12.3%, from $40.9 million for the year ended December 31, 2017 to $45.9 million for the year ended December 31, 2018. The increases in freight and brokerage revenue were primarily a result of increases in rates, while miles driven decreased 5.3% when compared to the same period in 2017, excluding the effect of the Flatbed Solutions Acquisitions. Fuel surcharges, excluding the effect of the Flatbed Solutions Acquisitions, increased $14.9 million, or 40.9%, from $36.4 million for the year ended December 31, 2017 to $51.3 million for the year ended December 31, 2018.

The Company’s Specialized Solutions segment’s revenue was $965.1 million for the year ended December 31, 2018 as compared to $499.1 million for the year ended December 31, 2017, an increase of 93.3%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions, was an increase of $80.8 million, or 16.2%, due to increases in freight revenue, brokerage revenue and fuel surcharge. Freight revenue, excluding the effect of the Specialized Solutions Acquisitions, increased $37.8 million, or 10.4%, from $362.3 million for the year ended December 31, 2017 to $400.1 million for the year ended December 31, 2018. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions, increased $27.0 million, or 33.7%, from $80.2 million for the year ended December 31, 2017 to $107.2 million. The increases in freight and brokerage revenue were primarily a result of increases in rates, while miles driven decreased 2.6% when compared to the same period in 2017, excluding the effect of the Specialized Solutions Acquisitions. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions, increased $13.4 million, or 38.6%, from $34.7 million for the year ended December 31, 2017 to $48.1 million for the year ended December 31, 2018.

In both segments, the increase in fuel surcharge revenue was the result of increases in fuel prices, which increased by 19.6% for the year ended December 31, 2018 when compared to the same period in 2017.

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

Salaries, wages and employee benefits expense increased 63.0% to $407.4 million for the year ended December 31, 2018 from $250.0 million for the year ended December 31, 2017, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions, was 7.3%, or $18.4 million, and was primarily due to increased employee compensation, due to increases in average driver wages in the trucking industry and general inflation. This increase was offset by a decrease in employee health insurance cost as a result of cost savings obtained by changing insurance providers. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 1.7% for the year ended December 31, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the year ended December 31, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Flatbed Solutions segment had a $25.3 million, or 26.1%, increase in salaries, wages and employee benefits expense for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $21.9 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefit expense increased 3.5% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in employee compensation is primarily due to increases in average driver wages in the trucking industry and general inflation, partially offset by a decrease due to a reduction in employee health insurance and workers’ compensation insurance costs as a result of cost savings obtained by changing insurance providers. Excluding the effect of the Flatbed Solutions Acquisitions, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 2.9% for the year ended December 31, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the year ended December 31, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Specialized Solutions segment had a $132.6 million, or 91.4%, increase in salaries, wages and employee benefits expense for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily as a result of the Specialized Solutions Acquisitions. This increase, excluding the effect of the Specialized Solutions Acquisitions, was 10.7%, or $15.5 million, and was primarily due to increased employee compensation, due to increases in average driver wages in the trucking industry and general inflation. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased less than 1% for the year ended December 31, 2018 as compared to the same period in 2017.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the prices negotiated for diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased $47.3 million, or 50.5%, to $141.1 million for the year ended December 31, 2018 from $93.7 million for the year ended December 31, 2017. This increase was primarily a result of higher fuel prices and the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, fuel expense increased 13.3%, or $12.5 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.178 for the year ended December 31, 2018, compared to $2.656 for the same periods in 2017, a 19.6% increase. Total miles driven, excluding the Recent Acquisitions, decreased 4.0% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

The Company’s Flatbed Solutions segment’s fuel expense increased 22.1% to $50.8 million for the year ended December 31, 2018 from $41.6 million for the year ended December 31, 2017, primarily as a result of higher fuel prices and the Flatbed Solutions Acquisitions. Excluding the effect of the Flatbed Solutions Acquisitions, fuel expense in the Flatbed Solutions segment increased 11.5% to $46.4 million as a result of higher fuel prices. Total miles driven for the Flatbed Solutions segment, excluding the Flatbed Solutions Acquisitions, decreased 5.3% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

The Company’s Specialized Solutions segment’s fuel expense increased 73.2% to $90.3 million for the year ended December 31, 2018 from $52.2 million for the year ended December 31, 2017, primarily as a result of higher fuel prices and the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment increased 14.7% to $59.8 million as a result of higher fuel prices. Total miles driven for the Specialized Solutions segment, excluding the Specialized Solutions Acquisitions, decreased 2.6% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

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

Operations and maintenance expense increased 53.3% to $181.5 million for the year ended December 31, 2018 from $118.4 million for the year ended December 31, 2017, primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense increased 11.8% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased less than 1% for the year ended December 31, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the year ended December 31, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $11.9 million, or 32.6%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of the Flatbed Solutions Acquisitions. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense increased $4.4 million, or 12.1%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of an increase in maintenance expense, due to normal replacement cycles of tractors and trailers, and increased tire replacement expense. These increases were partially offset by decreased tractor lease costs as the Flatbed Solutions segment’s utilization of operating leases to finance tractor purchases decreased in 2018. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), was a decrease of less than 1% for the year ended December 31, 2018 as compared to the same period in 2017.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $51.8 million, or 64.1%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense increased $10.0 million, or 12.4%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of increased maintenance expense, due to normal replacement cycles of tractors and trailers and increased logistics activities. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased less than 1% for the year ended December 31, 2018 as compared to the same period in 2017. This decrease is the result of higher utilization of owner-operators with a decrease in Company drivers for the year ended December 31, 2018 as compared to the same period in 2017. This change in the mix of drivers reduced operations and maintenance expense and increased purchased freight expense (see Purchased Freight below).

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 161.3% from $225.3 million for the year ended December 31, 2017 to $588.6 million for the year ended December 31, 2018, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 21.8% to $274.3 million for the year ended December 31, 2018. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 22.7% from $131.8 million for the year ended December 31, 2017 to $161.7 million for the year ended December 31, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 23.7% from $87.8 million for the year ended December 31, 2017 to $108.6 million for the year ended December 31, 2018, primarily as a result of increased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, increased 1.7% for the year ended December 31, 2018 as compared to the same period in 2017 as a result of higher utilization of owner-operators and third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 209.5% to $331.9 million for the year ended December 31, 2018 from $107.2 million for the year ended December 31, 2017, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $194.1 million increase to purchased freight expense. Excluding the effect of the Flatbed Solutions Acquisitions, the Company’s Flatbed Solutions segment’s purchased freight expense increased 28.5% to $137.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to increases in the utilization of owner-operators and third-party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators, excluding the Flatbed Solutions Acquisitions, increased 35.4% to $102.0 million for the year ended December 31, 2018 from $75.3 million for the year ended December 31, 2017, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Flatbed Solutions Acquisitions, increased 11.5% to $31.6 million for the year ended December 31, 2018 from $28.4 million for the year ended December 31, 2017, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the Flatbed Solutions Acquisitions, purchased freight expense, as a percentage of Flatbed Solutions revenue, increased 3.9% for the year ended December 31, 2018 as compared to the same period in 2017 from higher utilization of owner-operators and third-party capacity providers.

The Company’s Specialized Solutions segment’s purchased freight expense increased 116.7% to $270.6 million for the year ended December 31, 2018 from $124.9 million for the year ended December 31, 2017, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 21.0% to $151.1 million for the year ended December 31, 2018. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions,  increased 5.8% from $56.5 million for the year ended December 31, 2017 to $59.7 million for the year ended December 31, 2018, primarily as a result of higher rates and increases in fuel surcharge reimbursements made to owner-operators as a result of higher fuel prices. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 29.6% from $59.3 million for the year ended December 31, 2017 to $76.9 million for the year ended December 31, 2018, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of Specialized Solutions revenue, increased 1.0% for the year ended December 31, 2018 as compared to the same period in 2017 from higher utilization of owner-operators and third-party capacity providers.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment.

Depreciation and amortization expense increased 70.5% to $131.1 million, including $16.6 million of intangible assets amortization, for the year ended December 31, 2018 from $76.9 million for the year ended December 31, 2017, as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense was relatively flat for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 23.7% to $36.1 million, including $6.2 million of intangible assets amortization, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Excluding the Flatbed Solutions Acquisitions, depreciation and amortization expense for the year ended December 31, 2018 decreased 2.9% primarily as a result of a 4.4% reduction in company-owned tractors and a 8.2% reduction in trailers, as compared to the same periods in 2017.

The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 99.5% to $94.8 million, including $10.5 million of intangible assets amortization, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 as a result of the Specialized Solutions Acquisitions. After adjusting for the effect of the Specialized Solutions Acquisitions, depreciation and amortization expense decreased 1.2% for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of a 1.8% decrease in company-owned tractors and a 0.8% decrease in trailers, as compared to the same periods in 2017.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $11.1 million for the year ended December 31, 2017 to $17.2 million for the year ended December 31, 2018. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of revenue, was 1.3% and 1.3% for the year ended December 31, 2018 and 2017, respectively.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 91.2% to $45.8 million for the year ended December 31, 2018 from $24.0 million for the year ended December 31, 2017, primarily as a result of the Recent Acquisitions. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased from 2.8% for the year ended December 31, 2017 to 3.6% for the year ended December 31, 2018 primarily due to increases in claims accruals and liability premiums.

Impairment.  In June 2018, the Company recorded an impairment charge of $2.8 million related to the trade names category of intangible assets. The trade name was impaired as a result of the reorganization and merger of two of the Company’s operating companies. In December 2018, the Company recorded an impairment charge of $11.1 million as a result of the carrying value of one operating segment exceeding its estimated fair value. During 2017, the Company had no charges relating to impairment of intangible assets or goodwill.

Operating Income.  Operating income increased 212.3% to $21.9 million, or 1.4% of revenue, for the year ended December 31, 2018 from $7.0 million, or 0.8% of revenue, for the year ended December 31, 2017, primarily as a result of revenue growth resulting from the Recent Acquisitions, offset by operating expenses related to services purchased from owner-operators and third-party capacity providers, salaries and wages, fuel expense, maintenance expense and depreciation and amortization.  Excluding the impact of the Recent Acquisitions, operating income increased $2.3 million or 32.6%. Excluding the effect of the Recent Acquisitions, operating income as a percentage of revenue was 1.0%.

The Company’s Flatbed Solutions segment’s operating income was $32.9 million, or 5.0% of revenue, for the year ended December 31, 2018 and $18.5 million, or 5.2% of revenue, for the year ended December 31, 2017, an increase of 78.3%, primarily as a result of revenue growth resulting from the Flatbed Solutions Acquisitions, offset by operating expenses related to services purchased from owner-operators and third-party capacity providers and salaries and wages. Excluding the Flatbed Solutions Acquisitions, the segment’s operating income increased $2.5 million or 13.8%.  Excluding the impact of the Flatbed Solutions Acquisitions, operating income as a percentage of revenue was 5.2%.

The Company’s Specialized Solutions segment’s operating income was $23.1 million, or 2.4% of revenue, for the year ended December 31, 2018 and $15.3 million, or 3.1% of revenue, for the year ended December 31, 2017, an increase of 50.2%, primarily as a result of an increase in the segment’s utilization of Company drivers and the resulting increase in salaries and wages, fuel expense, maintenance expense, services purchased from owner-operators and third-party capacity providers and depreciation and amortization, offset by revenue growth resulting from the Specialized Solutions Acquisitions. Excluding the Specialized Solutions Acquisitions, the segment’s operating income increased $7.0 million or 45.7%.  Excluding the impact of the Specialized Solutions Acquisitions, operating income as a percentage of revenue was 3.9%.

Interest Expense. Interest expense consists of cash interest, non-cash paid-in-kind interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 54.0% to $45.5 million for the year ended December 31, 2018 from $29.6 million for the year ended December 31, 2017. This increase was primarily attributable to an increase in amortization of debt issuance costs, debt balances and interest rates on the Term Loan facility.

Income Tax. Benefit from income taxes decreased from $52.3 million for the year ended December 31, 2017 to $15.9 million for the year ended December 31, 2018. The decrease is primarily the result of a one-time tax benefit due to the change in the Federal tax rate from 35% to 21% on net deferred tax liabilities as a result of the enactment of the TCJA as of December 31, 2017. For the year ended December 31, 2018, final valuations of intangible assets related to the 2017 acquisitions resulted in recognized deferred tax liabilities, which were then remeasured at the TCJA rates resulting in the recognition of an approximately $12.6 million deferred tax benefit during the year ended December 31, 2018. The effective tax rate was 75.4% for the year ended December 31, 2018, compared to 206.8% for the year ended December 31, 2017. The effective income tax rate varies from the federal statutory rate primarily due to the impact of the TCJA, and to a lesser extent, state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth items derived from the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Year Ended December 31,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE:
Freight	$632,764	74.8	$517,861	79.5	$114,903	22.2
Brokerage	120,943	14.3	87,410	13.4	33,533	38.4
Logistics	22,074	2.6	—	*	22,074	*
Fuel surcharge	70,523	8.3	46,531	7.1	23,992	51.6
Total revenue	846,304	100.0	651,802	100.0	194,502	29.8

OPERATING EXPENSES:
Salaries, wages and employee benefits	249,996	29.5	197,789	30.3	52,207	26.4
Fuel	93,749	11.1	66,865	10.3	26,884	40.2
Operations and maintenance	118,390	14.0	96,100	14.7	22,290	23.2
Communications	2,145	0.3	1,618	0.2	527	32.6
Purchased freight	225,254	26.6	154,054	23.6	71,200	46.2
Administrative expenses	33,233	3.9	25,250	3.9	7,983	31.6
Sales and marketing	1,965	0.2	1,743	0.3	222	12.7
Taxes and licenses	11,055	1.3	9,222	1.4	1,833	19.9
Insurance and claims	23,962	2.8	19,114	2.9	4,848	25.4
Acquisition-related transaction expenses	3,377	0.4	25	*	3,352	*
Depreciation and amortization	76,863	9.1	67,500	10.4	9,363	13.9
Gain on disposition of revenue property and equipment	(700)	(0.1)	(116)	*	(584)	503.4
Impairment	—	*	2,005	0.3	(2,005)	(100.0)
Total operating expenses	839,289	99.2	641,169	98.4	198,120	30.9
Operating ratio	99.2%		98.4%
Adjusted operating ratio(1)	97.3%		95.6%
INCOME FROM OPERATIONS	7,015	0.8	10,633	1.6	(3,618)	(34.0)

Other (income) expense:
Interest income	(398)	*	(44)	*	(354)	*
Interest expense	29,556	3.5	23,124	3.5	6,432	27.8
Write-off of unamortized deferred financing fees	3,883	0.5	—	*	3,883	*
Other	(740)	*	(331)	(0.1)	(409)	123.6
Total other expense, net	32,301	3.8	22,749	3.5	9,552	42.0

Income (loss) before income taxes	(25,286)	(3.0)	(12,116)	(1.9)	(13,170)	108.7
Provision for income taxes	(52,282)	(6.2)	163	*	(52,445)	(32,174.8)
Net income (loss)	$26,996	3.2	$(12,279)	(1.9)	$39,275	(319.9)

OPERATING STATISTICS:
Total miles	290,749,395		246,989,374		43,760,021	17.7
Company-operated tractors, as of year-end	3,218		2,304		914	39.7
Owner-operated tractors, as of year-end	2,056		609		1,447	237.6
Number of trailers, as of year-end	11,237		6,347		4,890	77.0

Company-operated tractors, average for the year	2,644		2,279		365	16.0
Owner-operated tractors, average for the year	888		667		221	33.1
Total tractors, average for the year	3,532		2,946		586	19.9

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

FLATBED SOLUTIONS

	Year Ended December 31,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$276,592	78.1	$253,824	81.8	$22,768	9.0
Brokerage	40,882	11.5	29,745	9.6	11,137	37.4
Logistics	192	0.1	—	*	192	*
Fuel surcharge	36,440	10.3	26,871	8.7	9,569	35.6
Total revenue	354,106	100.0	310,440	100.0	43,666	14.1

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	96,860	27.4	93,818	30.2	3,042	3.2
Fuel	41,592	11.7	36,503	11.8	5,089	13.9
Operations and maintenance	36,524	10.3	32,845	10.6	3,679	11.2
Purchased freight	107,248	30.3	77,563	25.0	29,685	38.3
Depreciation and amortization	29,183	8.2	30,445	9.8	(1,262)	(4.1)
Other operating expenses	24,238	6.8	23,623	7.6	615	2.6
Total operating expenses	335,645	94.8	294,797	95.0	40,848	13.9
Operating ratio	94.8%		95.0%
Adjusted operating ratio(2)	93.8%		93.4%
INCOME FROM OPERATIONS	$18,461	5.2	$15,643	5.0	$2,818	18.0

OPERATING STATISTICS:
Total miles	152,956,123		149,284,755		3,671,368	2.5
Company-operated tractors, as of year-end	1,155		1,203		(48)	(4.0)
Owner-operated tractors, as of year-end	1,392		390		1,002	256.9
Number of trailers, as of year-end	4,573		2,943		1,630	55.4

Company-operated tractors, average for the year	1,156		1,182		(26)	(2.2)
Owner-operated tractors, average for the year	535		430		105	24.4
Total tractors, average for the year	1,691		1,612		79	4.9

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
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

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2017		2016		Increase (Decrease)
(Dollars in thousands)	$	%	$	%	$	%

REVENUE(1):
Freight	$362,277	72.6	$268,121	77.5	$94,156	35.1
Brokerage	80,225	16.1	57,791	16.7	22,434	38.8
Logistics	21,940	4.4	—	*	21,940	*
Fuel surcharge	34,690	7.0	20,086	5.8	14,604	72.7
Total revenue	499,132	100.0	345,998	100.0	153,134	44.3

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	145,004	29.1	97,100	28.1	47,904	49.3
Fuel	52,157	10.4	30,362	8.8	21,795	71.8
Operations and maintenance	80,728	16.2	62,336	18.0	18,392	29.5
Purchased freight	124,905	25.0	81,126	23.4	43,779	54.0
Depreciation and amortization	47,531	9.5	36,899	10.7	10,632	28.8
Impairment	—	*	2,005	0.6	(2,005)	(100.0)
Other operating expenses	33,462	6.7	19,892	5.7	13,570	68.2
Total operating expenses	483,787	96.9	329,720	95.3	154,067	46.7
Operating ratio	96.9%		95.3%
Adjusted operating ratio(2)	95.1%		93.1%
INCOME FROM OPERATIONS	$15,345	3.1	$16,278	4.7	$(933)	(5.7)

OPERATING STATISTICS:
Total miles	137,793,272		97,704,619		40,088,653	41.0
Company-operated tractors, as of year-end	2,063		1,101		962	87.4
Owner-operated tractors, as of year-end	664		219		445	203.2
Number of trailers, as of year-end	6,664		3,404		3,260	95.8

Company-operated tractors, average for the year	1,488		1,097		391	35.6
Owner-operated tractors, average for the year	353		236		117	49.6
Total tractors, average for the year	1,841		1,333		508	38.1

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
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

The Company’s Flatbed Solutions segment’s purchased freight expense increased 38.3% to $107.2 million for the year ended December 31, 2017 from $77.6 million for the year ended December 31, 2016, partially as a result of the TSH & Co. Acquisition , which resulted in a $13.3 million increase to purchased freight expense. Excluding the effect of the TSH & Co. Acquisition, the Company’s Flatbed Solutions segment’s purchased freight expense increased 21.1% to $93.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to increases in total loads requiring higher utilization of owner-operators and third-party capacity providers in the Company’s Flatbed Solutions segment. Purchased freight expense from owner-operators, excluding the TSH & Co. Acquisition, increased 15.2% to $66.0 million for the year ended December 31, 2017 from $57.3 million for the year ended December 31, 2016. Purchased freight expense from third-party capacity providers, excluding the TSH & Co. Acquisition, increased 41.4% from $17.8 million during the year ended December 31, 2016 to $25.1 million during the year ended December 31, 2017, primarily as a result of the increase in brokered loads in the Company’s Flatbed Solutions segment.

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

Depreciation and amortization expense increased 13.9% to $76.9 million, including $6.7 million of intangible assets amortization, during the year ended December 31, 2017 from $67.5 million during the year ended December 31, 2016, as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 5.4%, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

The Company’s Flatbed Solutions segment had a 4.1% decrease to $29.2 million, including $1.7 million of intangible assets amortization, in depreciation and amortization expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Excluding the TSH & Co. Acquisition, depreciation and amortization expense during the year ended December 31, 2017 decreased 4.4% primarily as a result of a 4.0% reduction in company-owned tractors and a 3.0% reduction in trailers, respectively, as compared to the year ended December 31, 2016.

The Company’s Specialized Solutions segment had a 28.8% increase to $47.5 million, including $4.9 million of intangible assets amortization, in depreciation and amortization expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of the Specialized Solutions Acquisitions. After adjusting for the effect of the Specialized Solutions Acquisitions, depreciation and amortization expense decreased 6.1% for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of an increasing shift in utilization of operating leases to finance capital expenditures.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and licenses expense increased from $9.2 million for the year ended December 31, 2016 to $11.1 million for the year ended December 31, 2017. Excluding the effect of the Recent Acquisitions, operating taxes and licenses expense, as a percentage of revenue, was 1.3% for the year ended December 31, 2017 as compared to 1.4% for the year ended December 31, 2016.

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

Operating Income.  Operating income decreased 34.0% to $7.0 million, or 0.8% of revenue, for the year ended December 31, 2017 from $10.6 million, or 1.6% of revenue, for the year ended December 31, 2016, primarily as a result of revenue growth resulting from the Recent Acquisitions, offset by operating expenses related to services purchased from owner-operators and third-party capacity providers, salaries and wages, fuel expense, maintenance expense and depreciation and amortization.  Excluding the effect of the Recent Acquisitions, operating income decreased $3.1 million or 29.1%. Excluding the effect of the Recent Acquisitions, operating income as a percentage of revenue was 1.1%.

The Company’s Flatbed Solutions segment’s operating income was $18.5 million, or 5.2% of revenue, for the year ended December 31, 2017 and $15.6 million, or 5.0% of revenue, for the year ended December 31, 2016, an increase of 18.0%, primarily as a result of revenue growth resulting from the Flatbed Solutions Acquisitions, offset by operating expenses related to services purchased from owner-operators and third-party capacity providers and salaries and wages. Excluding the effect of the Flatbed Solutions Acquisitions, the segment’s operating income increased $2.6 million or 16.4%.  Excluding the effect of the Flatbed Solutions Acquisitions, operating income as a percentage of revenue was 5.4%.

The Company’s Specialized Solutions segment’s operating income was $15.3 million, or 3.1% of revenue, for the year ended December 31, 2017 and $16.3 million, or 4.7% of revenue, for the year ended December 31, 2016, a decrease of 5.7%, primarily as a result of an increase in salaries and wages, fuel expense, maintenance expense, services purchased from owner-operators and third-party capacity providers and depreciation and amortization, offset by revenue growth resulting from the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions, the segment’s operating income decreased $0.2 million or 1.0%. Excluding the impact of the Specialized Solutions Acquisitions, operating income as a percentage of revenue was 4.5%.

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

Income Tax. Provision for income taxes decreased from $0.2 million for the year ended December 31, 2016 to a tax benefit of $52.3 million for the year ended December 31, 2017. The decrease is primarily the result of a one-time tax benefit due to the change in the Federal tax rate from 35% to 21% on net deferred tax liabilities as a result of the enactment of the TCJA. The effective tax rate was 206.8% for the year ended December 31, 2017, compared to (1.3)% for the year ended December 31, 2016. The effective income tax rate varies from the federal statutory rate primarily due to the impact of the TCJA, and to a lesser extent,  state income taxes and the impact of nondeductible permanent differences, including driver per diems, transaction expenses and cumulative change in the state tax rate applied to the beginning net deferred tax liabilities balance.

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

The Company’s board of directors and executive management team use Adjusted EBITDA as a key measure of its performance and for business planning. Adjusted EBITDA assists them in comparing its operating performance over various reporting periods on a consistent basis because they remove from the Company’s operating results the impact of items that, in their opinion, do not reflect the Company’s core operating performance. The Company’s method of computing Adjusted EBITDA is substantially consistent with that used in its debt covenants and also is routinely reviewed by its management for that purpose.

Adjusted EBITDAR is used as a means of understanding one aspect of earnings before the impact of certain financing transactions by allowing the Company to compare its results of operations against its peers without regard to its or its peers’ financing method or capital structure. Specifically, Adjusted EBITDAR is used to view operating results before lease charges as these charges can vary widely among trucking companies due to differences in the way that trucking companies finance their fleet acquisitions.

The Company believes its presentation of Adjusted EBITDA and Adjusted EBITDAR is useful because they provide investors and industry analysts the same information that the Company uses internally for purposes of assessing its core operating performance. However, Adjusted EBITDA and Adjusted EBITDAR are not substitutes for, or more meaningful than, net income (loss), cash flows from operating activities, operating income or any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as Adjusted EBITDA and Adjusted EBITDAR. Certain items excluded from Adjusted EBITDA and Adjusted EBITDAR are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital, tax structure and the historic costs of depreciable assets. In particular, Adjusted EBITDAR is a valuation metric and should not be viewed as a measure of overall performance because it excludes tractor operating lease charges, which is a normal, recurring cash operating expense that is necessary to operate our business. For the foregoing reason, Adjusted EBITDAR has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information. Additionally, other companies in its industry may define Adjusted EBITDA and Adjusted EBITDAR differently than the Company does, and as a result, it may be difficult to use Adjusted EBITDA, Adjusted EBITDAR or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to its performance. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered measures of the income generated by the Company’s business or discretionary cash available to it to invest in the growth of its business. The Company’s management compensates for these limitations by relying primarily on the Company’s GAAP results and using Adjusted EBITDA and Adjusted EBITDAR supplementally.

The Company defines free cash flow as net cash provided by operating activities less purchases of property and equipment, plus proceeds from sale of property and equipment. The Company’s board of directors and executive management team use free cash flow to assess the Company’s liquidity and ability to repay maturing debt, fund operations and make additional investments. The Company believes free cash flow provides useful information to investors because it is an important indicator of the Company’s liquidity, including its ability to reduce net debt, make strategic investments, pay dividends to common shareholders and repurchase stock. The Company’s measure of free cash flow may not be directly comparable to similar measures reported by other companies. Furthermore, free cash flow is not a substitute for, or more meaningful than, net cash provided by operating activities nor any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as free cash flow. Accordingly, free cash flow should not be considered a measure of the income generated by the Company’s business or discretionary cash available to it to invest in the growth of its business. The Company’s management compensates for these limitations by relying primarily on the Company’s GAAP results and using free cash flow supplementally.

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income (loss) for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Net income (loss)	$(5,187)	$26,996	$(12,279)
Depreciation and amortization	131,082	76,863	67,500
Interest income	(1,323)	(398)	(44)
Interest expense	45,505	29,556	23,124
Write-off of unamortized deferred financing fees	—	3,883	—
Income tax provision (benefit)	(15,922)	(52,282)	163
Acquisition-related transaction expenses	2,684	3,377	296
Impairment	13,890	—	2,005
Stock-based compensation expense	3,585	1,875	—
Withdrawn initial public offering-related expenses	—	—	3,051
Net losses on sales of defective revenue equipment out of the normal replacement cycle	—	—	718
Impairment on sales of defective revenue equipment out of the normal replacement cycle	—	—	190
Expenses related to the Business Combination and related transactions	—	2,034	3,516
Tractor operating lease charges	20,520	16,865	12,937
Adjusted EBITDAR	$194,834	$108,769	$101,177
Less tractor operating lease charges	(20,520)	(16,865)	(12,937)
Adjusted EBITDA	$174,314	$91,904	$88,240

A reconciliation of free cash flow to cash flows from operating activities for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net cash provided by operating activities	$105,263	$45,764	$66,415
Purchases of property and equipment	(66,414)	(19,792)	(4,108)
Proceeds from sale of property and equipment	26,359	5,773	5,906
Free cash flow	$65,208	$31,745	$68,213

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

A reconciliation of operating ratio to adjusted operating ratio for each of the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Revenue (excluding fuel surcharge revenue)	$1,471,394	$775,781	$605,271
Fuel surcharge revenue	141,688	70,523	46,531
Revenue	1,613,082	846,304	651,802
Salaries, wages and employee benefits	407,429	249,996	197,789
Fuel	141,097	93,749	66,865
Operations and maintenance	181,534	118,390	96,100
Purchased freight	588,603	225,254	154,054
Depreciation and amortization	131,082	76,863	67,500
Impairment	13,890	—	2,005
Other operating expenses	127,536	75,037	56,856
Operating expenses	1,591,171	839,289	641,169
Operating ratio(1)	98.6%	99.2%	98.4%
Fuel surcharge	141,688	70,523	46,531
Acquisition-related transaction expenses	2,684	3,377	25
Impairment	13,890	—	2,005
Withdrawn initial public offering-related expenses	—	—	3,051
Expenses related to the Business Combination and related transactions	—	2,034	3,516
Net impact of step-up in basis of acquired assets	24,095	8,356	7,389
Adjusted operating expenses	$1,408,814	$754,999	$578,652
Adjusted operating ratio(2)	95.7%	97.3%	95.6%

(1)Operating ratio is defined as (a) total operating expenses as a percentage of (b) total revenue.

(2)Adjusted operating ratio is defined as (a) total operating expenses (i) less fuel surcharges, acquisition-related transaction expenses, non-cash impairment charges and expenses related to the Business Combination and related transactions and (ii) further adjusted for the net impact of the step-up in basis resulting from acquisitions (such as increased depreciation and amortization expense), as a percentage of (b) total revenue excluding fuel surcharge revenue.

A reconciliation of the Company’s Flatbed Solutions segment’s operating ratio to adjusted operating ratio for the years ended December 31, 2018, 2017 and 2016 is as follows:

FLATBED SOLUTIONS

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Revenue (excluding fuel surcharge revenue) (1)	$584,893	$317,666	$283,569
Fuel surcharge revenue	77,110	36,440	26,871
Revenue	662,003	354,106	310,440
Salaries, wages and employee benefits	122,134	96,860	93,818
Fuel	50,781	41,592	36,503
Operations and maintenance	48,415	36,524	32,845
Purchased freight	331,923	107,248	77,563
Depreciation and amortization	36,099	29,183	30,445
Other operating expenses	39,733	24,238	23,623
Operating expenses	629,085	335,645	294,797
Operating ratio(1)	95.0%	94.8%	95.0%
Fuel surcharge	77,110	36,440	26,871
Net impact of step-up in basis of acquired assets	1,994	1,091	3,169
Adjusted operating expenses	$549,981	$298,114	$264,757
Adjusted operating ratio	94.0%	93.8%	93.4%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Specialized Solutions segment’s operating ratio to adjusted operating ratio for the years ended December 31, 2018, 2017 and 2016 is as follows:

SPECIALIZED SOLUTIONS

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Revenue (excluding fuel surcharge revenue) (1)	$899,064	$464,442	$325,912
Fuel surcharge	66,000	34,690	20,086
Revenue	965,064	499,132	345,998
Salaries, wages and employee benefits	277,591	145,004	97,100
Fuel	90,316	52,157	30,362
Operations and maintenance	132,487	80,728	62,336
Purchased freight	270,639	124,905	81,126
Depreciation and amortization	94,818	47,531	36,899
Impairment	13,890	—	2,005
Other operating expenses	62,272	33,462	19,892
Operating expenses	942,013	483,787	329,720
Operating ratio(1)	97.6%	96.9%	95.3%
Fuel surcharge	66,000	34,690	20,086
Impairment	13,890	—	2,005
Net impact of step-up in basis of acquired assets	22,101	7,265	4,220
Adjusted operating expenses	$840,022	$441,832	$303,409
Adjusted operating ratio	93.4%	95.1%	93.1%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Liquidity and Capital Resources and Capital Requirements

Overview

The Company’s business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on its fleet and other assets, working capital changes, principal and interest payments on debt obligations, letters of credit to support insurance requirements and tax payments. The Company made net cash capital expenditures of approximately $40.1 million for 2018.

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. In February 2018, the Company completed an underwritten public offering of 8,625,000 shares of the Company’s common stock for its own account. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the Company received approximately $84.4 million of net proceeds from the offering, which the Company has been using for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing, and support the Company’s acquisition strategy.

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

The Company had the following sources of liquidity available as of December 31, 2018 and December 31, 2017.

	December 31,
(Dollars in thousands)	2018	2017

Cash	$45,974	$90,679
Availability under revolving line of credit	87,768	55,500
Total	$133,742	$146,179

Cash decreased by $44.7 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease primarily resulted from net debt repayments and cash paid in acquisitions, offset by proceeds from the sale of common stock. For the year ended December 31, 2018, the Company completed acquisitions with cash of $131.7 million ($135.1 million cash paid, less $3.4 million cash acquired). See Note 4 of Notes to the Consolidated Financial Statements for more information. On February 20, 2018, the Company raised $84.4 million from an offering of 8,625,000 shares of its common stock. See Note 13 of Notes to the Consolidated Financial Statements for more information.

As of December 31, 2018, the Company has (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 10 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility, the ABL Facility, the Senior Term Loan and the Line of Credit.

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

Cash Flows

The Company’s summary statements of cash flows information for the years ended December 31, 2018, 2017 and 2016 are set forth in the table below:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Net cash provided by operating activities	$105,263	$45,764	$66,415
Net cash provided by (used in) investing activities	$(171,771)	$(293,853)	$1,798
Net cash provided by (used in) financing activities	$20,911	$335,141	$(69,404)

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

Cash provided by operating activities was $105.3 million during the year ended December 31, 2018 and consisted of $5.2 million of net loss plus $126.3 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes impairment of goodwill and intangible assets, and stock-based compensation, less $15.9 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the year ended December 31, 2018 primarily reflect a $33.2 million increase in accounts receivable and a $4.2 million increase in prepaid expenses and other current assets, offset by $14.7 million in payments received on sales-type leases and a $6.8 million increase in accounts payable and accrued expenses. Cash provided by operating activities was $45.8 million during the year ended December 31, 2017 and consisted of $27.0 million of net income plus $29.3 million of non-cash items, consisting primarily of depreciation and amortization and the write-off of $3.9 million of deferred financing fees, less $10.5 million of net cash used by working capital and other activities. Cash used for working capital and other activities during the year ended December 31, 2017 primarily reflect a $15.3 million increase in accounts receivable and a $3.4 million increase in prepaid expenses and other current assets, offset by $5.8 million in payments received on sales-type leases and a $1.9 million increase in accounts payable and accrued expenses.

The $59.5 million increase in cash provided by operating activities during the year ended December 31, 2018 as compared with the year ended December 31, 2017 was primarily the result of a $44.2 million increase in depreciation, a $9.9 million increase in amortization of intangible assets, a $33.6 million decrease in tax benefits primarily due to re-measurements of deferred tax liabilities using the TCJA rates, and the recognition of a $13.9 million goodwill and intangible impairment. These amounts were offset by a $5.4 million increase in net cash used for working capital and other activities, and $3.9 million for the write-off of deferred financing fees during the year ended December 31, 2017 which did not occur during the year ended December 31, 2018.

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

Investing Activities. Cash used by investing activities decreased $122.1 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease of $148.1 million paid for the Recent Acquisitions, net of cash acquired. Excluding the Recent Acquisitions, cash used in investing activities increased $26.0 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to increases in net purchases of revenue equipment.

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

Total capital expenditures for the year ended December 31, 2018 and 2017 are shown below:

	Year Ended December 31,
(Dollars in thousands)	2018	2017

Revenue equipment (tractors, trailers and trailer accessories)	$50,955	$16,884
Buildings and building improvements	9,346	677
Other	6,113	2,231
Total cash capital expenditures	66,414	19,792
Less: Proceeds from sales of property and equipment	26,359	5,773
Net cash capital expenditures	40,055	14,019
Revenue equipment (tractors, trailers and trailer accessories)	89,547	21,383
Other	325	514
Total financed capital expenditures	89,872	21,897
Total capital expenditures, less proceeds	$129,927	$35,916

The following tables provide details on the cash and noncash components of gross capital expenditures for the Company’s reportable segments for the years ended December 31, 2018 and 2017 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
(Dollars in thousands)	Segment	Segment	Eliminations	Total
Year Ended December 31, 2018
Cash flows from investing activities
Purchases of property and equipment	$6,721	$57,608	$2,085	$66,414
Proceeds from sale of property and equipment	(9,448)	(16,911)	—	(26,359)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	31,460	58,412	—	89,872
Total capital expenditures, less proceeds	$28,733	$99,109	$2,085	$129,927

Year Ended December 31, 2017
Cash flows from investing activities
Purchases of property and equipment	$3,609	$15,583	$600	$19,792
Proceeds from sale of property and equipment	(725)	(5,048)	—	(5,773)

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	4,795	17,102	—	21,897
Total capital expenditures, less proceeds	$7,679	$27,637	$600	$35,916

Financing Activities. Cash flows from financing activities decreased from $335.1 million provided by financing activities for the year ended December 31, 2017 to $20.9 million provided by financing activities for the year ended December 31, 2018, primarily as a result of the recapitalization and refinancing of outstanding long-term debt in conjunction with the Business Combination in 2017. Other decreases were primarily a result of net debt repayments and stock dividends. Cash flows from financing activities for the year ended December 31, 2018 included $4.6 million net repayments on the line of credit, net repayments of $52.5 million of long-term debt and $5.0 million paid for Series A Preferred Stock dividends. These amounts were offset by $84.4 million of net proceeds from the February 2018 offering of common stock.

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

Material Debt

Overview

As of December 31, 2018, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and capital lease agreements; and
•	bank mortgage secured by real estate

The amounts outstanding under such agreements and other debt instruments were as follows as of December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Revolving line of credit	$—	$4,561
Term loan facility	493,478	498,462
Mortgages	3,900	3,669
Equipment term loans and capital leases	205,036	128,315
Total long-term debt and capital leases	702,414	635,007
Less: current portion	(63,535)	(43,056)
Long-term debt and capital leases, less current portion	$638,879	$591,951

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

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. The Company had stand-by letters of credit in the amount of $14.2 million and $13.7 million at December 31, 2018 and 2017, respectively. The letters of credit provide collateral primarily for liability insurance claims. Also, the Company leases certain revenue equipment, terminals and office building facilities under non-cancelable operating leases. The Company’s rent expense under these leases for the years ended December 31, 2018, 2017 and 2016 was approximately $35.3 million, $23.8 million and $16.0 million, respectively.

At December 31, 2018, there were 17,520,329 shares of common stock issuable upon exercise of outstanding warrants at a strike price of $11.50 per share.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2018:

	Payments Due By Period
	Less Than			More Than
(Dollars in thousands)	1 Year	1‑3 Years	3‑5 Years	5 Years	Total
Long-term debt obligations, including interest(1)	$102,288	$162,158	$139,225	$526,176	$929,847
Capital lease obligations(2)	5,669	8,890	5,267	834	20,660
Operating lease obligations(3)	31,452	39,420	18,469	22,968	112,309
Purchase obligations(4)	—	—	—	—	—
Total contractual obligations	$139,409	$210,468	$162,961	$549,978	$1,062,816

(1)

Includes interest obligations on long-term debt and excludes fees. For variable rate debt, the interest rate in effect as of December 31, 2018 was utilized. The table assumes long-term debt is held to maturity. As discussed above under “Material Debt—Overview,” certain of the Company’s long-term debt obligations were repaid, and the Company has entered into the New Credit Facilities in conjunction with the Closing on February 27, 2017.

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

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. The Company’s productivity decreases during the winter season because inclement weather impedes operations, end-users reduce their activity and certain shippers reduce their shipments during winter. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets or adversely affect the business or financial condition of its customers, any of which could adversely affect results or make results more volatile.

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

Revenue Recognition

The Company recognizes revenue and related costs over time when the Company satisfies its performance obligation(s) transferring goods or services to the customer and the customer obtains control. With respect to freight, brokerage, logistics and fuel surcharge revenue, these conditions are met, and the Company recognizes freight, brokerage and fuel surcharge revenue, over time and logistics revenue, as the services are provided.

The Company regularly engages third-party capacity providers to haul loads brokered to them when it needs additional capacity. The Company is primarily responsible for fulfilling the promise to provide load transportation services, and has discretion in setting prices, along with the risk to fulfill the contract to the customer. Based upon this evaluation, the Company has determined that it is the principal and therefore, records gross revenues and expenses for brokerage services. Accordingly, all such revenue billed to customers is classified as brokerage revenue, and all corresponding payments to carriers for transportation services arranged by the Company in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased freight.

The Company’s revenue and related costs are recognized over time when the Company satisfies its performance obligation(s) transferring goods or services to the customer and the customer obtains control. While there may be master service agreements with Company customers, a contract is not established until the customer specifically requests the Company’s services and the Company accepts.

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

Generally, the Company’s customers are billed upon delivery of the freight or monthly and remit payment according to the approved payment terms.

Goodwill and Intangible Assets

Goodwill and other intangible assets result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over amounts assigned is recorded as goodwill.

Goodwill is tested for impairment at least annually (or more frequently if impairment indicators arise) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance on goodwill. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using discounted expected future cash flows. The Company’s annual assessment is conducted as of October 1 of each year. Prior to 2017, the annual assessment was conducted as of November 1, but was changed during 2017 to better align with the Company’s reporting periods. The change in testing date does not delay, accelerate or avoid an impairment charge. The Company determined that it is impractical to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to October 1, 2017 without the use of hindsight. As such, the Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 1, 2017. During the fourth quarter of 2018, management performed goodwill impairment testing on its reporting units, which resulted in goodwill impairment for one reporting unit of $11.1 million. Management does not believe that any of the goodwill balances in its reporting units are currently at significant risk of impairment; however, of the $258.4 million of goodwill on the Company’s consolidated balance sheet as of December 31, 2018, approximately $154.6 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.

Other intangible assets recorded consist of indefinite lived trade names and definite lived non-competition agreements and customer relationships. These intangible assets are stated at estimated fair value at the time of acquisition less accumulated amortization. Amortization is recorded using the straight-line method over the following estimated useful lives: (i) non-competition agreements: two to five years and (ii) customer relationships: 10 to 15 years. The Company evaluates its definite lived intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually by applying a fair value based analysis in accordance with the authoritative accounting guidance for such assets.

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

Accrued Insurance and Claims

The Company uses a combination of purchased insurance and self-insurance programs, and beginning in December 2017, with the acquisition of the Roadmaster Group (see Note 3 to the consolidated financial statements), a captive group insurance company. The insurance provides for the cost of vehicle liability, cargo loss, damage, general liability, property, workers’ compensation claims and employee medical benefits. Self-insurance accruals relate primarily to vehicle liability, cargo damage, workers’ compensation and employee medical claims.

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement (Cloud-based) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will become effective for annual periods beginning after December 15, 2019 and interim periods within those periods, with early adoption permitted. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has elected to early adopt ASU 2018-15 on a prospective basis and has capitalized relevant software implementation costs of approximately $2.0 million as of December 31, 2018.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). ASU 2018-05 provides amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin (SAB) No. 118 related to the Tax Cuts and Jobs Act (TCJA) that became effective January 2018. The Company adopted the disclosure requirements of SAB 118 as of December 31, 2017, which were included in the Company’s Annual Report on Form 10-K filed March 16, 2018 and as described in SAB 118 carried forward through December 31, 2018.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award requires the application of modification accounting. Modification accounting will apply unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 became effective for annual periods beginning after December 15, 2017 and interim periods within those periods. The Company adopted this pronouncement on January 1, 2018 which did not have a material impact on its consolidated results of operations, financial condition, cash flows, or financial statement disclosures as there were no changes to the terms or conditions of the Company’s share-based payment awards during the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases, followed by additional accounting standards updates that provided additional practical expedients and policy elections options (collectively, Accounting Standards Codification Topic 842, (ASC 842)). ASC 842 amends various aspects of existing guidance for leases and requires the recognition of assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities of lessees on the balance sheet for those leases classified as operating leases under previous GAAP. ASC 842 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company will adopt ASC 842 using the modified retrospective method and elect the option to not apply ASC 842 to comparative periods.  The Company also elected the following practical expedients:

•	not to apply the recognition requirements to leases with terms of twelve months or less,
•	carryforward previous conclusions related to current lease classification under the current lease accounting standard to lease classification for these existing leases under ASC 842,
•	to combine lease and non-lease components for certain asset classes, and
•	to apply the portfolio approach in determination of the incremental borrowing rate.

The adoption of ASC 842 will result in increasing assets and liabilities with right-of-use assets and related liabilities on the Company’s consolidated balance sheets.  Right-of-use assets the Company expects to record on the balance sheet include primarily trucking facilities and terminals and revenue equipment leases, all classified as operating leases. The impact to the Company’s consolidated statements of operations and cash flows are not expected to be material. The Company has compiled and analyzed its contracts and identified its full lease population and is still in the process of populating its leasing software and implementing new controls associated with the standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate exposure arising from the credit facilities and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. In conjunction with the Business Combination, in February 2017, the Company’s interest rate swap was terminated. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $5.0 million. As of December 31, 2018 and December 31, 2017, the Company had outstanding approximately $497.3 million and $509.4 million, respectively, of variable rate borrowings that were not subject to interest rate swaps.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under The Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that certain of the Company’s disclosure controls and procedures were not effective as of December 31, 2018 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, due to the material weaknesses identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective information technology general computer controls related to program change management and user access and management’s review of the completeness and accuracy of certain system-generated reports. Additionally, we did not maintain effective controls at certain of our operating companies related to the review and approval of manual journal entries, the review and approval of payroll and the review and approval of revenue transactions. Specifically, we did not maintain controls to ensure (i) that journal entries were properly reviewed and approved by an appropriate individual separate from the preparer of such journal entry, (ii) that, at two of our operating companies payrolls were properly reviewed and approved and at one of these operating companies, that revenue transactions were properly reviewed and approved. These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures for the quarter or year ended December 31, 2018.

Management has excluded from its assessment of the Company’s ICFR as of December 31, 2018, the ICFR of Aveda Transportation and Energy Services Inc., Builders Transportation Co., LLC, Kelsey-Trail Trucking Ltd., and Leavitts Freight Service, Inc., each wholly-owned subsidiaries of the Company, because they were acquired by the Company in purchase business combinations during 2018. The excluded operating companies represent approximately 16% of consolidated total assets and 10% of consolidated net revenues as of and for the year ended December 31, 2018.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report is included in this Item under the heading Report of Independent Registered Public Accounting Firm.

Management Remediation Initiatives as of December 31, 2018

Management of the Company and the Board take internal controls and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment. Management believes that progress has been made during the quarter ended December 31, 2018, and through the date of this report, to remediate the underlying causes of the material weaknesses in internal control over financial reporting and is taking the following remediation steps:

Material weakness related to ineffective information technology general controls (ITGCs)

The remediation actions include: (i) discussing the issues with the impacted personnel, including operating company leadership and IT personnel; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; and (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.

Material weaknesses related to the review and approval of manual journal entries and payroll and revenue transactions

The remediation actions include: (i) developing and implementing a training program and discussing the issues with the impacted personnel, including operating company leadership and business control owners; (ii) assessing the Company’s Evidence of Internal Control policies and procedures and revising policies and procedures as needed to provide necessary guidance to the operating companies; (iii) evaluating whether further enhancements are needed to the design of corporate/operating company business process controls; and (iv) augmenting the existing in-house SOX Compliance department to help oversee the control development, control testing and remediation process.

Changes in Internal Control over Financial Reporting

Remediation of Material Weakness as of June 30, 2018

As previously disclosed in the second quarter 10-Q, a material weakness related to identifying and recording deferred tax liabilities on the final amounts allocated to intangible assets acquired in business combinations was identified during the quarter ended June 30, 2018. We have determined that this material weakness has been fully remediated as of December 31, 2018.

The remediation steps we have taken include:

•

Reviewed our income tax processes and controls and enhanced the overall design and procedures performed upon the completion of final purchase accounting related to intangible assets in calculating the deferred tax liability for purchase accounting on an interim and annual basis.

•	Re-designed our management review controls and enhanced the precision of review around the key income tax areas relating to finalizing purchase accounting.

As of December 31, 2018, the remedial measures described above have been satisfactorily implemented and we have had sufficient time to test the operating effectiveness of such remedial measures. We maintained internal control over financial reporting related to identifying and recording deferred tax liabilities on the final amounts allocated to intangible assets acquired in business combinations, and as such, the material weakness identified in the Company’s internal control over financial reporting related to identifying and recording deferred tax liabilities on the final amounts allocated to intangible assets acquired in business combinations has been remediated.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

Deficiencies in the design and operating effectiveness of information technology controls related to user access and program change management and management review controls related to the completeness and accuracy of certain system-generated reports.

•	Certain of the Company's operating companies did not maintain effective internal controls over the review and approval of manual journal entries.
•

Deficiencies in business process controls were identified at two of the Company’s operating companies related to the review and approval of payroll, and in one of these operating companies also related to review and approval of revenue transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 8, 2019, which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Aveda Transportation and Energy Services, Inc., Builders Transportation Co., LLC, Leavitt’s Freight Service, Inc., and Kelsey-Trail Trucking Ltd., wholly-owned subsidiaries (collectively, the “Acquired Entities”), whose financial statements reflect total assets and revenues constituting 16 and 10 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. As indicated in Management’s Report, the Acquired Entities were acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the Acquired Entities.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Other information

We do not express an opinion or any other form of assurance on management’s statements referring to the remediation actions and plans that were implemented subsequent to December 31, 2018.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 8, 2019

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item will be contained in the Company’s amendment on Form 10-K/A to be filed not later than 120 days after the close of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The information called for by this Item will be contained in the Company’s amendment on Form 10-K/A to be filed not later than 120 days after the close of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item will be contained in the Company’s amendment on Form 10-K/A to be filed not later than 120 days after the close of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information called for by this Item will be contained in the Company’s amendment on Form 10-K/A to be filed not later than 120 days after the close of the fiscal year ended December 31, 2018.

Item 14. Principal Accountant Fees and Services

The information called for by this Item will be contained in the Company’s amendment on Form 10-K/A to be filed not later than 120 days after the close of the fiscal year ended December 31, 2018.

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

2.3§†

Purchase and Sale Agreement, dated December 1, 2017, by and among Daseke, Inc., Daseke MFS LLC, Daniel R. Moore, Judith N. Moore, Randall K. Moore, Tiffani M. Swalley, John D. Moore and V. Jean Nichols (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

2.4§†

Purchase and Sale Agreement, dated December 1, 2017, by and among Daseke, Inc., Daseke RM LLC and Lyons Capital, LLC (incorporated by reference to Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

2.5§†

Purchase and Sale Agreement, dated December 1, 2017, by and among Daseke, Inc., Daseke Companies, Inc., Daseke TSH LLC, Sidney T. Stanley 2007 Family Irrevocable Gift Trust, Sidney Stanley, Craig Stanley, Gregg Stanley, Sara Beth Sheehan, the Craig T. Stanley 2012 GST-Exempt Family Trust, Gregg F. Stanley 2012 GST-Exempt Family Trust and Sara Beth Sheehan 2012 GST-Exempt Family Trust (incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

2.6

Arrangement Agreement, dated April 13, 2018, by and among the registrant, Daseke Companies, Inc., Aveda Transportation and Energy Services Inc., 1277119 Alberta Ltd., Rodan Transport (U.S.A.) Ltd. and 2111943 Alberta Ltd (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on April 18, 2018).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

Exhibit No.	Exhibit
3.2	By-Laws of Daseke, Inc., as last amended and effective May 22, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 25, 2018).

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

4.11

Sponsor Share Forfeiture Agreement, dated December 22, 2016, by and among the registrant, HCAC Merger Sub, Inc., Daseke, Inc., and Don R. Daseke, solely in his capacity as the Stockholder Representative (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant on December 29, 2016).

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

10.3

Incremental and Refinancing Amendment (Amendment No. 2 to the Term Loan Agreement), dated as of November 28, 2017, among the registrant, Daseke Companies, Inc. and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

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

10.6

Second Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated November 28, 2017, by and among the registrant, Daseke Companies, Inc. and certain of its subsidiaries party thereto, PNC Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.7

Third Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated June 15, 2018, by and among the registrant, Daseke Companies, Inc., each of its subsidiaries party thereto as borrowers, PNC Bank National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018).

10.8+

Employment Agreement, dated February 27, 2017, by and between the registrant and Don R. Daseke (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.9+

Amendment to the Employment Agreement, dated August 30, 2018, by and between the registrant and Don R. Daseke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 30, 2018).

Exhibit No.	Exhibit
10.10+

Employment Agreement, dated February 27, 2017, by and between the registrant and R. Scott Wheeler (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.11+

Amendment to the Employment Agreement, dated August 30, 2018, by and between the registrant and R. Scott Wheeler (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on August 30, 2018).

10.12*+	Second amendment to the Employment Agreement, dated August 30, 2018, by and between the registrant and R. Scott Wheeler.

10.13+

Employment Agreement, dated February 27, 2017, by and between the registrant and Angie J. Moss (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.14+

Employment Agreement, effective September 6, 2018, by and between the registrant and Bharat Mahajan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 9, 2018).

10.15*+	Employment Agreement, effective January 16, 2019, by and between the registrant and Christopher R. Easter.

10.16+

Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.17+	Daseke, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.18+

Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on May 26, 2017, effective as of February 27, 2017 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.19+	Daseke, Inc. 2017 Management Stock Ownership Program (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.20+

Daseke, Inc. 2017 Management Stock Ownership Program for Selected Management (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386).

10.21+	Daseke, Inc. 2017 Stock Ownership Program for Employees (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.22+

Daseke, Inc. 2017 Stock Ownership Program for Truck Driver Employees (incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

Exhibit No.	Exhibit
10.23+

Daseke, Inc. Form of Restricted Stock Unit Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.10 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.24+

Daseke, Inc. Form of Non-Qualified Stock Option Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.25+	Form of Restricted Stock Unit Award Agreement of the registrant (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.26+	Form of Non-Qualified Stock Option Award Agreement of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.27+

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.28

Voting and Support Agreement, dated as of December 22, 2016, by and among Daseke, Inc., Hennessy Capital Partners II LLC and the other initial stockholders of Hennessy Capital Acquisition Corp. II set forth therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on December 29, 2016).

10.29

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

10.30

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

DASEKE, INC.
(Registrant)

Date:	March 8, 2019	By:	/S/ Bharat Mahajan
Bharat Mahajan
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 8, 2019, behalf of the registrant and in the capacities indicated.

/s/ Don R. Daseke	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Don R. Daseke
/s/ R. Scott Wheeler	President and Director
R. Scott Wheeler
/s/ Bharat Mahajan	Chief Financial Officer (Principal Financial Officer)
Bharat Mahajan

/s/ Angie J. Moss	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Angie J. Moss
/s/ Daniel J. Hennessy	Director
Daniel J. Hennessy
/s/ Brian Bonner	Director
Brian Bonner
/s/ Kevin M. Charlton	Director
Kevin M. Charlton
/s/ Ron Gafford	Director
Ron Gafford
/s/ Mark Sinclair	Director
Mark Sinclair
/s/ Jonathan Shepko	Director
Jonathan Shepko

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2019 expressed an adverse opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the modified retrospective method.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

March 8, 2019

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$45,974	$90,679
Accounts receivable, net	209,206	127,368
Drivers’ advances and other receivables	5,461	4,792
Current portion of net investment in sales-type leases	16,213	10,979
Parts supplies	4,914	4,653
Prepaid and other current assets	26,282	28,240
Total current assets	308,050	266,711

Property and equipment, net	572,719	429,639
Intangible assets, net	208,791	93,120
Goodwill	258,365	302,702
Other long-term assets	42,943	33,496
Total assets	$1,390,868	$1,125,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,160	$12,488
Accrued expenses and other liabilities	46,542	25,876
Accrued payroll, benefits and related taxes	21,698	14,004
Accrued insurance and claims	18,059	12,644
Current portion of long-term debt	63,535	43,056
Other current liabilities	21,865	—
Total current liabilities	193,859	108,068

Line of credit	—	4,561
Long-term debt, net of current portion	622,650	569,740
Deferred tax liabilities	126,830	90,434
Other long-term liabilities	531	1,632
Total liabilities	943,870	774,435

Commitments and contingencies (Note 16)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65,000 at December 31, 2018 and 2017, respectively	65,000	65,000
Common stock (par value $0.0001 per share); 250,000,000 shares authorized, 64,455,174 and 48,712,288 shares issued and outstanding at December 31, 2018 and 2017, respectively	6	5
Additional paid-in-capital	433,867	277,931
Retained earnings (accumulated deficit)	(51,005)	7,338
Accumulated other comprehensive income (loss)	(870)	959
Total stockholders’ equity	446,998	351,233
Total liabilities and stockholders’ equity	$1,390,868	$1,125,668

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Freight	$1,162,193	$632,764	$517,861
Brokerage	266,437	120,943	87,410
Logistics	42,764	22,074	—
Fuel surcharge	141,688	70,523	46,531
Total revenue	1,613,082	846,304	651,802

Operating expenses:
Salaries, wages and employee benefits	407,429	249,996	197,789
Fuel	141,097	93,749	66,865
Operations and maintenance	181,534	118,390	96,100
Communications	3,334	2,145	1,618
Purchased freight	588,603	225,254	154,054
Administrative expenses	58,385	33,233	25,250
Sales and marketing	3,369	1,965	1,743
Taxes and licenses	17,174	11,055	9,222
Insurance and claims	45,826	23,962	19,114
Acquisition-related transaction expenses	2,684	3,377	25
Depreciation and amortization	131,082	76,863	67,500
Gain on disposition of revenue property and equipment	(3,236)	(700)	(116)
Impairment	13,890	—	2,005
Total operating expenses	1,591,171	839,289	641,169
Income from operations	21,911	7,015	10,633

Other expense (income):
Interest income	(1,323)	(398)	(44)
Interest expense	45,505	29,556	23,124
Write-off of unamortized deferred financing fees	—	3,883	—
Other	(1,162)	(740)	(331)
Total other expense	43,020	32,301	22,749

Income (loss) before provision (benefit) for income taxes	(21,109)	(25,286)	(12,116)
Provision (benefit) for income taxes	(15,922)	(52,282)	163
Net income (loss)	(5,187)	26,996	(12,279)

Other comprehensive income:
Unrealized income on interest rate swaps	—	52	62
Foreign currency translation adjustments, net of tax expense (benefit) of $(487) and $517, respectively	(1,829)	959	—
Comprehensive income (loss)	(7,016)	28,007	(12,217)

Net income (loss)	(5,187)	26,996	(12,279)
Less dividends to Series A convertible preferred stockholders	(4,956)	(4,158)	—
Less dividends to Series B convertible preferred stockholders	—	(806)	(4,770)
Net income (loss) attributable to common stockholders	$(10,143)	$22,032	$(17,049)

Net income (loss) per common share:
Basic	$(0.16)	$0.59	$(0.81)
Diluted	$(0.16)	$0.56	$(0.81)
Weighted-average common shares outstanding:
Basic	61,654,820	37,592,549	20,980,961
Diluted	61,654,820	39,593,701	20,980,961

Dividends declared per Series A convertible preferred share	$7.63	$6.40	$—
Dividends declared per Series B convertible preferred share	$—	$12.50	$18.75

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share data)

	Series A Convertible		Series B Convertible					Retained	Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Earnings	Other
				Par		Par	Additional	(Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Shares	Value	Paid- In Capital	Deficit)	Income (Loss)	Total
Balance at January 1, 2016	—	$—	64,500	$1	20,980,961	$2	$117,806	$2,355	$(114)	$120,050
Unrealized gain on interest rate swaps	—	—	—	—	—	—	—	—	62	62
Series B convertible preferred stock dividend	—	—	—	—	—	—	—	(4,770)	—	(4,770)
Net loss	—	—	—	—	—	—	—	(12,279)	—	(12,279)
Balance at December 31, 2016	—	—	64,500	1	20,980,961	2	117,806	(14,694)	(52)	103,063
Income on interest rate swaps	—	—	—	—	—	—	—	—	52	52
Series B convertible preferred stock dividend	—	—	—	—	—	—	—	(806)	—	(806)
Repurchase of common shares	—	—	—	—	(3,616,781)	(1)	(36,167)	—	—	(36,168)
Conversion of Series B convertible preferred stock to common shares	—	—	(64,500)	(1)	9,301,150	1	—	—	—	—
Shares assumed by legal acquirer	—	—	—	—	11,050,630	1	83,639	—	—	83,640
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(19,063)	—	—	(19,063)
Issuance of Series A convertible preferred stock	650,000	65,000	—	—	—	—	—	—	—	65,000
Issuance of common stock	—	—	—	—	10,996,328	2	127,301	—	—	127,303
Effect of reverse acquisition on deferred taxes	—	—	—	—	—	—	2,540	—	—	2,540
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(4,158)	—	(4,158)
Stock-based compensation expense	—	—	—	—	—	—	1,875	—	—	1,875
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	959	959
Net income	—	—	—	—	—	—	—	26,996	—	26,996
Balance at December 31, 2017	650,000	65,000	—	—	48,712,288	5	277,931	7,338	959	351,233
Exercise of stock options	—	—	—	—	5,000	—	50	—	—	50
Exercise of warrants	—	—	—	—	2	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	84,516	—	(409)	—	—	(409)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(4,956)	—	(4,956)
Stock-based compensation expense	—	—	—	—	—	—	3,585	—	—	3,585
Issuance of common stock	—	—	—	—	10,653,368	1	104,510	—	—	104,511
Issuance of earnout shares	—	—	—	—	5,000,000	—	48,200	(48,200)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,829)	(1,829)
Net loss	—	—	—	—	—	—	—	(5,187)	—	(5,187)
Balance at December 31, 2018	650,000	$65,000	—	$—	64,455,174	$6	$433,867	$(51,005)	$(870)	$446,998

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$(5,187)	$26,996	$(12,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	114,439	70,168	61,499
Amortization of intangible assets	16,643	6,695	6,001
Amortization of deferred financing fees	2,951	1,777	1,347
Write-off of deferred financing fees	—	3,883	—
Stock-based compensation expense	3,585	1,875	—
Deferred taxes	(19,836)	(53,394)	(349)
Bad debt expense	1,097	235	612
Non-cash interest expense	—	92	1,078
Gain on disposition of property and equipment	(3,236)	(699)	(116)
Gain on disposition of building	(780)	—	—
Deferred gain recognized on sales-type leases	(2,403)	(1,362)	(751)
Impairment	13,890	—	2,005
Changes in operating assets and liabilities
Accounts receivable	(33,176)	(15,294)	8,660
Drivers’ advances and other receivables	26	519	(405)
Payments received on sales-type leases	14,723	5,761	3,653
Prepaid and other current assets	(4,240)	(3,437)	6,352
Accounts payable	(8,889)	283	(1,034)
Accrued expenses and other liabilities	15,656	1,666	(9,858)
Net cash provided by operating activities	105,263	45,764	66,415

Cash flows from investing activities
Purchase of property and equipment	(66,414)	(19,792)	(4,108)
Proceeds from sale of property and equipment	26,359	5,773	5,906
Cash paid in acquisitions, net of cash acquired	(131,716)	(279,834)	—
Net cash provided by (used in) investing activities	(171,771)	(293,853)	1,798

Cash flows from financing activities:
Advances on line of credit	1,101,197	754,635	702,846
Repayments on line of credit	(1,105,759)	(756,932)	(706,724)
Principal payments on and payoff of long-term debt	(58,593)	(239,506)	(72,987)
Proceeds from Term Loan Facility	—	500,000	—
Proceeds from long-term debt	6,105	12,301	14,188
Deferred financing fees	(1,530)	(19,193)	(1,889)
Pay off of subordinated debt	—	(66,715)	—
Proceeds from issuance of common stock	84,397	127,893	—
Repurchase of common stock	—	(36,168)	—
Issuance of Series A convertible preferred stock	—	65,000	—
Exercise of options	50	—	—
Series A convertible preferred stock dividends	(4,956)	(4,158)	—
Series B convertible preferred stock dividends	—	(2,016)	(4,838)
Net cash provided by (used in) financing activities	20,911	335,141	(69,404)

Effect of exchange rates on cash and cash equivalents	892	(68)	—

Net increase (decrease) in cash and cash equivalents	(44,705)	86,984	(1,191)
Cash and cash equivalents – beginning of year	90,679	3,695	4,886
Cash and cash equivalents – end of year	$45,974	$90,679	$3,695

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information
Cash paid for interest	$42,663	$28,676	$20,523
Cash paid for income taxes	2,357	1,078	1,010

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	89,551	21,897	33,467
Accrued capital expenditures	321	—	—
Property and equipment sold for notes receivable	786	555	452
Property and equipment transferred to sales-type lease	9,437	7,053	6,240
Assets held for sale returned to property and equipment	—	—	351
Sales-type lease returns to property and equipment	1,322	818	1,830
Sales-type lease assets acquired with debt or capital lease obligations	9,873	4	538
Sales-type lease assets sold for notes receivable	57,600	28,405	20,934
Sales-type lease returns to sales-type lease assets	32,913	19,720	16,784
Common stock issued in acquisitions	19,706	63,987	—
Issuance of earnout share	48,200	—	—
Accrued series B convertible preferred dividends	—	—	1,209
BHE Subordinated Notes forgiven to fund pension plan liability	$—	$—	$1,709

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

Daseke, Inc. was formed in December 2008 and began operations on January 1, 2009. Daseke is engaged in full service open-deck trucking that specializes primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation and various state regulatory authorities, the Department of Defense and the Department of Energy in the United States. Additionally, the Company is also subject to regulations by the Ministries of Transportation and Communications and various provinces regulatory authorities in Canada.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$212	$321
Provision, charged to expense	1,097	235
Write-off, less recoveries	(154)	(344)
Ending balance	$1,155	$212

Cash and Cash Equivalents

Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. The Company has a money market account as of December 31, 2018 and 2017.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, and are depreciated to estimated salvage value using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and building improvements	10 – 40 years
Leasehold improvements	5 – 20 years
Revenue equipment – tractors, trailers and accessories	5 – 15 years
Vehicles	5 – 7 years
Furniture and fixtures	5 – 7 years
Office, computer equipment and capitalized software development	3 – 5 years

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

Goodwill is tested for impairment at least annually (or more frequently if impairment indicators arise) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance on goodwill. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using a combination of discounted expected future cash flows (income approach) and guideline public companies method (market approach). The Company’s annual assessment is conducted as of October 1 of each year. Prior to 2017, the annual assessment was conducted as of November 1, but was changed during 2017 to better align with the Company’s reporting periods. The change in testing date does not delay, accelerate or avoid an impairment charge. The Company determined that it is impractical to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to October 1, 2017 without the use of hindsight. As such, the Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 1, 2017.

During the preparation of the annual goodwill impairment analysis in the fourth quarter of 2018, the Company identified a triggering event caused by the decline of the Company’s stock price from $8.20 per share at October 1, 2018 to $3.68 per share at December 31, 2018. Because of the significant decline in its stock price, the Company updated the annual impairment analysis as of December 31, 2018. The result of the goodwill impairment analyses prepared in the fourth quarter was a non-cash, non-tax deductible goodwill impairment charge of $11.1 million as the carrying value of one of the Company’s reporting units exceeded its estimated fair value. In 2016, the carrying value of one subsidiary exceeded its estimated fair value. Accordingly, a non-cash, non-tax deductible goodwill impairment charge of $0.4 million was recognized for the year ended December 31, 2016.  The impairment charges are included in impairment on the consolidated statements of operations and comprehensive income (loss). There was no goodwill impairment identified for the year ended December 31, 2017.

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

The Company evaluates its definite lived intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually applying a fair value based analysis in accordance with the authoritative accounting guidance for such assets. In June 2018, the Company recorded an impairment charge of $2.8 million related to the trade names category of intangible assets. The trade name was impaired as a result of the reorganization and merger of two of the Company’s operating companies. No indicators of impairment for indefinite-lived intangible assets were identified for the years ended December 31, 2017 and 2016.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue and Expense Recognition

The  Company’s revenue and related costs are recognized when the Company satisfies its performance obligation(s) transferring goods or services to the customer and the customer obtains control. With respect to freight, brokerage, logistics and fuel surcharge revenue, these conditions are met, and the Company recognizes freight, brokerage and fuel surcharge revenue, over time, and logistics revenue, as the services are provided. While there may be master service agreements with Company customers, a contract is not established until the customer specifically requests the Company’s services and the Company accepts.

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

Generally, the Company’s customers are billed upon delivery of the freight or monthly and remit payment according to the approved payment terms.

Brokerage Revenue

The Company regularly engages third-party capacity providers to haul loads brokered to them when it needs additional capacity. The Company is primarily responsible for fulfilling the promise to provide load transportation services, and has discretion in setting prices, along with the risk to fulfill the contract to the customer. Based upon this evaluation, the Company has determined that it is the principal and therefore, records gross revenues and expenses for brokerage services.

Logistics Revenue

In addition to freight revenue, the Company also recognizes logistics revenue as a separate revenue stream. Logistics revenue is generated from a range of services, including value-added warehousing, loading and unloading, vehicle maintenance and repair, preparation and packaging, fuel management, and other fleet management solutions. The Company recognizes logistics revenue as services are completed.

Advertising

Advertising costs are expensed as incurred and were insignificant for the years ended December 31, 2018, 2017 and 2016.

Sales Taxes

Taxes collected from customers and remitted to governmental authorities are presented in revenues in the consolidated statements of operations and comprehensive income (loss) on a net basis.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax basis of assets and liabilities at the applicable enacted tax rates.

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense within the statements of operations and comprehensive income (loss). The Company had no uncertain tax positions as of December 31, 2018 and 2017. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2015. The Company is no longer subject to state income tax examinations by tax authorities for years before 2014.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable. No customer represented greater than 7% of trade accounts receivable as of December 31, 2018 and 2017. No customer represented 10% or more of total revenue for the years ended December 31, 2018, 2017 and 2016.

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight line method, which approximates the effective interest rate method, over the terms of the obligations. As of December 31, 2018 and 2017, the balance of deferred finance charges was $16.2 million and $17.7 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense for the years ended December 31, 2018, 2017 and 2016 totaled $3.0 million, $1.8 million and $1.3 million, respectively, which is included in interest expense. In February 2017, in conjunction with new term loan financing, as amended, discussed in Note 10, the Company incurred deferred financing costs of $14.2 million and an additional $4.8 million in November 2017 related to the tack-on loan. Unamortized deferred financing fees totaling $3.9 million were expensed as a result of the new term loan financing.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s interest rate swaps is determined using cash flow computer models with unobservable inputs, therefore the liability for interest rate swaps is classified within Level 3 of the fair value framework. In conjunction with the Business Combination discussed in Note 3, the Company’s lone interest rate swap was terminated. The table below is a summary of the changes in the fair value of this liability for the year ended December 31, 2017 (in thousands):

2017
Balance, beginning of year	$(52)
Change in fair value	52
Balance, end of year	$—

The Company may be required, on a non-recurring basis, to adjust the carrying value of the Company’s property and equipment, intangible assets, goodwill and contingent consideration. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.

The Company valued contingent consideration for acquisition related earn-outs (see Note 4 for details) using Level 3 inputs. The tables below are a summary of the changes in the fair value of the earn-out liability for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Balance, beginning of year	$800	$1,140
Fair value of earn-out liability for acquisition	21,165	—
Change in fair value	(100)	(340)
Balance, end of year	$21,865	$800

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Insurance and Claims

The Company uses a combination of purchased insurance and self-insurance programs and beginning in December 2017, with the acquisition of the Roadmaster Group (see Note 4), a captive group insurance company. The insurance provides for the cost of vehicle liability, cargo loss, damage, general liability, property, workers’ compensation claims and employee medical benefits. Self-insurance accruals relate primarily to vehicle liability, cargo damage, workers’ compensation and employee medical claims.

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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has 16 operating segments as of December 31, 2018, 15 operating segments as of December 31, 2017 and 8 operating segments as of Deccember 31, 2016 that are aggregated into two reportable segments: Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment.

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

For the years ended December 31, 2018 and 2017, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and outstanding stock options were not included in the computation of diluted earnings (loss) per share as their effects were anti-dilutive. Additionally, for the years ended December 31, 2018 and 2017, there was no dilutive effect from the Merger Agreement earn-out provision (see Note 3) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants). For the year ended December 31, 2017, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. See Note 18 for the effects of non-vested restricted stock units on basic and diluted earnings per share under the two-class method.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants in connection with equity offerings in accordance with the provisions of the Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). See Note 13 for additional details on the common stock purchase warrants.

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

Assets Held for Sale

Assets held for sale is comprised of revenue equipment in the Company’s lease purchase program and is recorded as a component of prepaid and other current assets on the consolidated balance sheets. Assets held for sale at December 31, 2018 and 2017, totaled $3.6 million and $9.9 million, respectively. Assets held for sale totaled $2.7 million and $7.0 million for the Flatbed Solutions segment as of December 31, 2018 and 2017, respectively. Assets held for sale totaled $0.9 and $2.9 million for the Specialized Solutions segment as of December 31, 2018 and 2017, respectively.

Assets held for sale are not subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. The Company expects to sell these assets in its lease purchase program within twelve months of being classified as assets held for sale. Any gains (losses) from the sale of these assets is recognized as a deferred gain in the consolidated balance sheets in current portion of net investment in sales-type leases and other long-term assets.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement (Cloud-based) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will become effective for annual periods beginning after December 15, 2019 and interim periods within those periods, with early adoption permitted. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has elected to early adopt ASU 2018-15 on a prospective basis and has capitalized relevant software implementation costs of approximately $2.0 million as of December 31, 2018.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). ASU 2018-05 provides amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin (SAB) No. 118 related to the Tax Cuts and Jobs Act (TCJA) that became effective January 2018. The Company adopted the disclosure requirements of SAB 118 as of December 31, 2017, which were included in the Company’s Annual Report on Form 10-K filed March 16, 2018 and as described in SAB 118 carried forward through December 31, 2018.

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Topic 815. ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award requires the application of modification accounting. Modification accounting will apply unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 became effective for annual periods beginning after December 15, 2017 and interim periods within those periods. The Company adopted this pronouncement on January 1, 2018 which did not have a material impact on its consolidated results of operations, financial condition, cash flows, or financial statement disclosures as there were no changes to the terms or conditions of the Company’s share-based payment awards during year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases, followed by additional accounting standards updates that provided additional practical expedients and policy elections options (collectively, Accounting Standards Codification Topic 842, (ASC 842)). ASC 842 amends various aspects of existing guidance for leases and requires the recognition of assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities of lessees on the balance sheet for those leases classified as operating leases under previous GAAP. ASC 842 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company will adopt ASC 842 using the modified retrospective method and elect the option to not apply ASC 842 to comparative periods.  The Company also elected the following practical expedients:

•	not to apply the recognition requirements to leases with terms of twelve months or less,
•	carryforward previous conclusions related to current lease classification under the current lease accounting standard to lease classification for these existing leases under ASC 842,
•	to combine lease and non-lease components for certain asset classes, and
•	to apply the portfolio approach in determination of the incremental borrowing rate.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of ASC 842 will result in increasing assets and liabilities with right-of-use assets and related liabilities on the Company’s consolidated balance sheets.  Right-of-use assets the Company expects to record on the balance sheet include primarily trucking facilities and terminals and revenue equipment leases, all classified as operating leases. The impact to the Company’s consolidated statements of operations and cash flows are not expected to be material. The Company has compiled and analyzed its contracts and identified its full lease population and is still in the process of populating its leasing software and implementing new controls associated with the standard.

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

Disaggregation of Revenue

The Company’s income and segment disclosures have been reviewed to ensure revenues are properly disaggregated in accordance with the new guidance as displayed in the table below:

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Year Ended December 31, 2018
Freight	$477,722	$696,045	$(11,574)	$1,162,193
Brokerage	104,184	163,092	(839)	266,437
Logistics	2,987	39,927	(150)	42,764
Fuel surcharge	77,110	66,000	(1,422)	141,688
Total revenue	$662,003	$965,064	$(13,985)	$1,613,082

Year Ended December 31, 2017
Freight	$276,592	$362,276	$(6,104)	$632,764
Brokerage	40,882	80,225	(164)	120,943
Logistics	192	21,940	(58)	22,074
Fuel surcharge	36,440	34,691	(608)	70,523
Total revenue	$354,106	$499,132	$(6,934)	$846,304

Significant Judgments

Under ASC 606, significant judgments are required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for the identification of distinct performance obligations, the estimation of standalone selling prices and the allocation of the transaction price by relative standalone selling prices.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the Closing, the Company entered into (i) a $350.0 million term loan credit facility (the Term Loan Facility), which consists of a $250.0 million term loan funded on the closing date of the Term Loan Facility and up to $100.0 million of term loans to be funded from time to time under a delayed draw term loan facility, and (ii) an asset-based revolving credit facility (the ABL Facility), in an aggregate maximum credit amount equal to $70.0 million (subject to availability under a borrowing base). See Note 10 for more information regarding the Term Loan Facility and the ABL Facility. Prior to the Closing, the Company had a credit facility consisting of a term loan and a revolving line of credit.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – ACQUISITIONS

The Company is a leading consolidator of the open-deck freight market in North America. From its inception in late 2008, the Company has successfully acquired 20 open-deck trucking companies. Negotiations and discussions with potential targets are an integral part of the Company’s operations, and the Company may be in varying stages of the acquisition process, from infancy to very mature, at any point in time. To date, the primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve, resulting in recognized goodwill.

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

2018 Acquisitions

The following is a summary of the allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the Company’s 2018 acquisitions (in thousands):

(all amounts in U.S. dollars)
	Leavitt's	Builders	Kelsey Trail	Aveda
Accounts receivable	$1,968	$8,347	$2,320	$37,255
Parts supplies	53	261	33	—
Prepaid and other current assets	384	1,509	382	2,516
Property and equipment	8,551	29,414	9,164	89,752
Goodwill	5,108	14,730	4,201	7,037
Intangible assets	3,600	10,600	1,550	15,001
Other long-term assets	—	536	—	—
Deferred tax liability	—	(9,202)	(3,635)	(5,950)
Accounts payable and other liabilities	(4,935)	(19,931)	(8,026)	(30,007)
Total	$14,729	$36,264	$5,989	$115,604

Leavitt’s Freight Service

On August 1, 2018, the Company acquired 100% of the outstanding equity interests of Leavitt’s Freight Service, Inc. (Leavitt’s), based in Springfield, Oregon. Total consideration paid was $14.9 million of cash, which was funded with cash on hand. The acquisition was treated as an asset purchase because Leavitt’s was a qualified subchapter S-subsidiary acquired directly from an S-corporation; therefore, the values assigned to the intangible assets and goodwill are deductible for tax purposes. Approximately $0.3 million of transaction expenses were incurred in the acquisition, which will be deductible for tax purposes because the transaction qualified as an asset purchase. As of December 31, 2018, the valuation of identifiable intangible assets was completed resulting in a decrease of $1.6 million to the provisional intangible assets recorded of $5.2 million, with a corresponding increase to goodwill.  The resulting intangible assets totaling $3.6 million consist of trade name valued at $1.8 million, non-compete agreements valued at $0.5 million and customer relationships

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intangible of $1.3 million.  For the three months ended December 31, 2018, the change resulted in an insignificant decrease in amortization expense and accumulated amortization.

Builders Transportation

On August 1, 2018, the Company acquired 100% of the outstanding equity interests of Builders Transportation Co., LLC (Builders), based in Memphis, Tennessee. Total consideration paid was $36.3 million, consisting of $30.0 million in cash, 399,530 shares of Daseke common stock valued at $3.4 million and the payoff of $2.9 million of outstanding debt. The cash consideration was funded with cash on hand. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.2 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of December 31, 2018, the valuation of identifiable intangible assets was completed resulting in a decrease of $2.5 million to the provisional intangible assets recorded of $13.1 million, with a corresponding increase to goodwill. The resulting intangible assets totaling $10.6 million consist of trade name valued at $5.0 million, non-compete agreements valued at $0.5 million and customer relationships intangible of $5.1 million. For the three months ended December 31, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $0.2 million, of which $0.1 million is related to the previous quarter.  Additionally, goodwill and deferred tax liability were increased by $0.4 million to recognize deferred taxes on the increase in amortizable identifiable intangible assets.

Kelsey Trail Trucking

On July 1, 2018, the Company acquired 100% of the outstanding equity interests of Kelsey Trail Trucking Ltd. (Kelsey Trail), based in Saskatoon, Saskatchewan province, Canada. Total consideration paid was $6.2 million, consisting of $5.3 million in cash and 95,859 shares of Daseke common stock valued at $0.9 million. The cash consideration was funded with cash on hand. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of December 31, 2018, the valuation of identifiable intangible assets was completed resulting in a decrease of $0.3 million to the provisional intangible assets recorded of $1.9 million, with a corresponding increase to goodwill. The resulting intangible assets totaling $1.6 million consist of trade name valued at $1.5 million and non-compete agreements valued at $0.1 million. For the three months ended December 31, 2018, the change resulted in an insignificant decrease in amortization expense and accumulated amortization.  Additionally, goodwill and deferred tax liability were increased by $2.5 million to adjust the beginning balance of deferred taxes.

Aveda Transportation and Energy Services

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), pursuant to the Agreement and the Plan of Arrangement (the Agreement). Total consideration paid was $118.7 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, and the payoff of $54.8 million of outstanding debt. The Company will also pay to the holders of Aveda common shares up to C$0.45 in cash per Aveda common share, contingent on and based on Aveda’s Company EBITDA (as defined in the Agreement) meeting certain thresholds set forth in the Agreement for the period beginning June 1, 2018 and ending on May 1, 2019 or with agreement of the parties, July 1, 2018 to June 30, 2019. The contingent consideration for this earn-out has been valued at an estimated $21.2 million. The Aveda acquisition was a stock purchase; therefore, the value assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $1.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of December 31, 2018, the valuation of identifiable intangible assets was completed resulting in an increase of $6.1 million to the provisional intangible assets recorded of $9.0 million. The resulting intangible assets totaling $15.0 million consist of trade name valued at $6.3 million, non-compete agreements valued at $1.5 million and customer relationships intangible of $7.2 million. For the three months ended December 31, 2018, the change resulted

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in an insignificant increase in amortization expense and accumulated amortization.  Additionally, goodwill and deferred tax liability were increased by $0.7 million to recognize deferred taxes on the increase in amortizable identifiable intangible assets. Additionally, goodwill and deferred tax liability were increased by $4.7 million to adjust the beginning balance of deferred taxes.

2017 Acquisitions

The following is a summary of the allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the Company’s 2017 acquisitions (in thousands):

(all amounts in U.S. dollars)
				Tennessee
		Moore	Roadmaster	Steel
	Belmont	Freight	Group	Haulers	R&R	Steelman	Schilli	Big Freight
Accounts receivable	$240	$4,456	$9,806	$20,207	$5,129	$4,383	$8,616	$4,914
Parts supplies	—	312	231	—	149	90	1,681	212
Prepaid and other current assets	107	301	1,097	5,870	1,515	2,295	2,548	287
Property and equipment	1,548	22,052	36,854	8,705	16,887	11,100	39,870	11,493
Goodwill	2,427	17,272	51,673	34,600	15,676	9,747	11,050	7,638
Intangible assets	1,760	30,400	22,900	49,850	11,010	6,620	6,000	4,210
Other long-term assets	—	114	670	19,049	156	5,013	915	121
Deferred tax liability	(1,300)	(13,848)	(10,036)	(32,632)	(8,922)	(4,811)	(15,424)	(4,792)
Accounts payable and other liabilities	(248)	(1,889)	(26,764)	(14,002)	(3,362)	(15,612)	(27,896)	(6,294)
Total	$4,534	$59,170	$86,431	$91,647	$38,238	$18,825	$27,360	$17,789

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

Moore Freight Services

On December 1, 2017, the Company acquired 100% of the outstanding equity interests of: (1) Moore Freight Service, Inc., (2) RT & L, LLC, (3) JD and Partners, LLC, (4) TM Transport and Leasing, LLC, and (5) Rand, LLC (collectively Moore Freight Services) based in Knoxville, Tennessee. Total consideration paid was $59.1 million, consisting of $35.1 million in cash and 145,129 shares of Daseke common stock valued at $1.8 million and the repayment of $22.2 million of long-term debt by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $30.4 million, consisting of trade name valued at $3.2 million, non-compete agreements valued at $3.5 million and customer relationships intangible of $23.7 million, with a corresponding decrease to goodwill. For the three

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $1.5 million, of which $0.9 million related to the previous quarter. Additionally, goodwill and a corresponding deferred tax liability of $11.7 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $4.0 million deferred tax benefit. For the three months ended December 31, 2018, the beginning balance of the deferred tax liability related to net operating losses was reduced by $0.5 million, based on the rates in effect on the acquisition date, with a corresponding decrease to goodwill. The deferred tax adjustment was re-measured using the TCJA rates, which resulted in the recognition of $0.2 million deferred tax expense in the three months ended December 31, 2018.

Roadmaster Group

On December 1, 2017, the Company acquired 100% of the outstanding equity interests of Roadmaster Group, Inc. and subsidiaries, and Roadmaster Equipment Leasing, Inc. and all subsidiaries (collectively the Roadmaster Group) based in Phoenix, Arizona. Total consideration paid was $86.9 million, consisting of $37.5 million in cash, 3,114,247 shares of Daseke common stock valued at $39.1 million and the repayment of $10.3 million of long-term debt by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.6 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $22.9 million, consisting of trade name valued at $12.7 million, non-compete agreements valued at $2.9 million and customer relationships intangible of $7.3 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $0.6 million, of which $0.3 million related to the previous quarter. Additionally, goodwill and a corresponding deferred tax liability of $8.7 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $3.0 million deferred tax benefit. For the three months ended December 31, 2018, the beginning balance of the deferred tax liability related to net operating losses and fixed assets was reduced by $9.4 million, based on the rates in effect on the acquisition date, with a corresponding decrease to goodwill. The deferred tax adjustment was re-measured at the TCJA rates, resulting in $3.5 million of deferred tax expense in the three months ended December 31, 2018.

Tennessee Steel Haulers & Co.

On December 1, 2017, the Company acquired 100% of the outstanding equity interests of: (1) Tennessee Steel Haulers, Inc., (2) Alabama Carriers, Inc., and (3) Fleet Movers Inc. (collectively TSH & Co.) based in Nashville, Tennessee. Total consideration paid was $91.9 million, consisting of $74.9 million in cash and 972,680 shares of Daseke common stock valued at $12.0 million and the repayment of $5.0 million of long-term debt by the Company. The cash consideration was funded with cash on hand and the Term Loan Facility. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.5 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the valuation of identifiable intangible assets was completed resulting in assets totaling $49.8 million, consisting of trade name valued at $21.5 million, non-compete agreements valued at $12.4 million and customer relationships intangible of $15.9 million, with a corresponding decrease to goodwill. For the three months ended June 30, 2018, the change resulted in an increase in amortization expense and accumulated amortization of $2.1 million, of which $1.2 million related to the previous quarter. Additionally, goodwill and a deferred tax liability of $19.2 million was recognized based on the rates in effect on the acquisition date. The deferred tax liability was re-measured using the TCJA rates, which resulted in the recognition of a $6.6 million deferred tax benefit. For the three months ended December 31, 2018, the beginning balance of the deferred tax liability related to certain deferred taxes was increased by $5.9 million, based on the rate in effect on the acquisition date, with a corresponding increase to goodwill. The deferred tax adjustment was re-measured at the TCJA rates, resulting in $1.6 million of deferred tax benefit in the three months ended December 31, 2018.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Steelman Companies

On July 1, 2017, the Company acquired 100% of the outstanding stock of The Steelman Companies (Steelman), based in Springfield, Missouri, for consideration of $18.8 million, consisting of $11.2 million in cash and 746,170 shares of Daseke common stock valued at $7.6 million. The fair value of the 746,170 shares issued was determined based on the closing price of the stock on the acquisition close date. The cash consideration was funded through cash on hand. The acquisition was a stock purchase under GAAP. A Section 338(h)(10) election was filed for certain of the entities acquired, which will deem those acquisitions as an asset purchase for tax purposes; therefore, approximately $14.9 million of the values assigned to the intangible assets and goodwill are expected to be deductible for tax purposes. Approximately $0.3 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of June 30, 2018, the provisional amount of goodwill was increased by $1.7 million with a corresponding increase to deferred tax liability. The deferred tax adjustment was re-measured at the TCJA rates, resulting in $0.6 million of deferred tax expense in the three months ended December 31, 2018.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes. As of June 30, 2018, the provisional amount of goodwill was increased by $0.6 million (net of a $0.3 million foreign currency translation adjustment) with a corresponding increase to deferred tax liability.

For the year ended December 31, 2018, revenue and net loss of the acquired companies from their respective dates of acquisition was $163.6 million and $1.5 million, respectively. For the year ended December 31, 2017, revenue and net income of the acquired companies from their respective dates of acquisition was $154.0 million and $15.6 million, respectively. There were no acquisitions in 2016.

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

	Year Ended December 31,
	(unaudited)
(In millions, except per share amounts)	2018	2017
Pro forma revenue	$1,747.4	$1,144.2
Pro forma net income (loss)	$(5.7)	$22.6
Pro forma net income (loss) per common share:
Basic	$(0.09)	$0.60
Diluted	$(0.09)	$0.57

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of December 31 (in thousands):

	2018	2017
Insurance	$7,375	$7,642
Licensing, permits and tolls	5,649	4,096
Other assets	4,411	2,409
Other prepaids	3,852	2,948
Assets held for sale	3,573	9,907
Highway and fuel taxes	1,422	1,238
Total	$26,282	$28,240

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Flatbed	Specialized	Total
Goodwill balance at January 1, 2017	$46,660	42,375	$89,035
Goodwill acquired and adjustments to previously recorded goodwill (net)	59,206	153,849	213,055
Foreign currency translation adjustment	—	612	612
Goodwill balance at December 31, 2017	105,866	196,836	302,702
Impairment	—	(11,050)	(11,050)
Goodwill acquired and adjustments to previously recorded goodwill (net)	(4,368)	(27,752)	(32,120)
Foreign currency translation adjustment	—	(1,167)	(1,167)
Goodwill balance at December 31, 2018	$101,498	$156,867	$258,365

Intangible assets consisted of the following at December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018			As of December 31, 2017
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$33,840	$(12,794)	$21,046	$12,230	$(5,765)	$6,465
Customer relationships	130,876	(33,536)	97,340	69,090	(23,921)	45,169
Trade names	90,600	—	90,600	41,180	—	41,180
Foreign currency translation adjustment	(195)	—	(195)	306	—	306
Total intangible assets	$255,121	$(46,330)	$208,791	$122,806	$(29,686)	$93,120

As of December 31, 2018, non-competition agreements and customer relationships had weighted average remaining useful lives of 3.0 and 10.4 years, respectively. See Note 4 for more information on intangible assets acquired.

Amortization expense for intangible assets with definite lives was $16.6 million, $6.7 million and $6.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In June 2018, the Company recorded an impairment charge of $2.8 million related to the trade names category of intangible assets related to the specialized segment. The trade name was impaired as a result of the reorganization and merger of two of the Company’s operating companies.

Future estimated amortization expense is as follows (in thousands):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2019	$6,807	$9,519
2020	5,426	9,519
2021	4,662	9,519
2022	3,928	9,519
2023	223	9,519
Thereafter	—	49,745
Total	$21,046	$97,340

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at December 31 (in thousands):

	2018	2017
Revenue equipment	$733,954	$544,876
Buildings and improvements	61,913	53,366
Furniture and fixtures, office and computer equipment and vehicles	36,553	20,805
	832,420	619,047
Accumulated depreciation	(259,701)	(189,408)
Total	$572,719	$429,639

Depreciation expense was $114.4 million, $70.2 million and $61.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 8 – SALES-TYPE LEASES

The components of the net investment in sales-type leases at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Minimum lease receivable	$78,087	$62,587
Deferred gain	(10,043)	(9,352)
Net minimum lease receivable	68,044	53,235
Unearned interest income	(12,285)	(10,432)
Net investment in sales-type leases	55,759	42,803
Current portion	(16,213)	(10,979)
	$39,546	$31,824

The long-term portion of sales-type leases is classified in other long-term assets on the consolidated balance sheets at December 31, 2018 and 2017.

Gain or loss on disposition of revenue equipment leased to owner-operators is included as a component of purchased freight in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2018, 2017 and 2016, the gain totaled approximately $2.4 million, $1.4 million and $0.8 million, respectively.

Future minimum lease receipts are as follows (in thousands):

Year ending December 31,	Amount
2019	$16,213
2020	14,535
2021	10,973
2022	11,195
2023	2,684
Thereafter	159
Total	$55,759

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at December 31 (in thousands):

	2018	2017
Brokerage and escorts	$12,587	$6,264
Unvouchered payables	11,748	4,156
Owner operator deposits	9,270	8,431
Other accrued expenses	8,023	4,023
Sales and local taxes payable	3,259	954
Fuel and fuel taxes	1,197	1,508
Interest	458	540
	$46,542	$25,876

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2018	2017
Senior debt
Line of credit	$—	$4,561
Term loan facility	493,478	498,462
Equipment term loans	190,708	126,227
Capital leases	18,228	5,757
	702,414	635,007
Less current portion	(63,535)	(43,056)
Less unamortized debt issuance costs	(16,229)	(17,650)
Long-term portion	$622,650	$574,301

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

The size of the Term Loan Facility could increase from time to time pursuant to an uncommitted incremental facility in an aggregate amount for all such incremental loans and commitments up to the sum of (a) $65.0 million, (b) an uncapped amount based on the maximum first lien, secured and total leverage ratio-based formulas depending upon the security and ranking of the relevant incremental facility and (c) the $150.0 million tack-on loan incurred under the Term Loan Facility on November 28, 2017. The proceeds from the Closing Date Term Loan were used to partially refinance certain of the Company’s capital leases, purchase money debt, equipment and real estate financings and to pay transaction costs associated with the Business Combination and refinance the Line of Credit and the Senior Term Loan.

The Term Loan Facility has a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.50% per annum through November 28, 2017, amended to 4.00% on that date for ABR Borrowings

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and LIBOR (subject to a 1.00% floor) plus 5.50% per annum through November 28, 2017, amended to 5.00% on that date for Eurodollar Rate Borrowings. At December 31, 2018, the average interest rate on the Term Loan Facility was 7.1%.

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

ABL Facility

Also, in conjunction with the Closing on February 27, 2017, the Company entered into a five-year, senior secured asset-based revolving line of credit (RLOC) with an aggregate maximum credit amount equal to $70.0 million, amended on June 15, 2018 to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies (up to $3.0

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million)) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. As amended on June 15, 2018, the ABL Facility’s maximum credit amount was increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of December 31, 2018, the Company had a net debit balance of $14.1 million, $12.2 million in letters of credit outstanding, and could incur approximately $87.8 million of additional indebtedness under the ABL Facility.

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

At December 31, 2018, the interest rate on the ABL Facility was 6.00%.

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

As of December 31, 2018, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of December 31, 2018, the Company had term loans collateralized by equipment in the aggregate amount of $190.7 million with 40 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 10.7%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

The Company had a construction loan with a balance of $8.8 million incurred to finance the construction of a new headquarters and terminal in Arlington, Washington which was repaid in February 2017 in conjunction with the Business Combination. See Note 3 for additional details on the Business Combination. The construction loan was collateralized by such property and buildings. The initial principal amount on February 19, 2015 of $7.8 million was increased on April 26, 2016 to $8.8 million. The construction loan earned interest at 3.25% payable monthly.

As of December 31, 2018, the Company has a bank mortgage loan with a balance of $3.9 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases

The Company leases certain equipment under long-term capital lease agreements that expire on various dates through May 2025. As of December 31, 2018 and 2017, the book value of the property and equipment recorded under capital leases was $16.6 million and $7.0 million, net of accumulated depreciation of $7.8 million and $5.8 million, respectively. Depreciation expense related to property and equipment under capital lease was $2.9 million, $2.6 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Main Street Capital Corporation

In 2013, Main Street Capital Corporation (Main Street) loaned the Company $20.0 million under a senior subordinated secured term loan (the Main Street Loan). The Main Street Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. Paid-in kind (PIK) interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the years ended December 31, 2017, $0.1 million of accrued PIK interest was added to the principal balance. In conjunction with Business Combination, the Main Street Loan was repaid in February 2017. See Note 3 for additional details on the Business Combination.

Prudential Capital Partners

In 2013, the Company issued senior secured subordinated promissory notes in the initial aggregate principal amount of $20.0 million (PCP Subordinated Notes) to Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P. (collectively, the PCP Investors) pursuant to the Securities Purchase Agreement, dated as of November 12, 2013, by and among the Company, certain of its subsidiaries and the PCP Investors. The PCP Subordinated Notes were subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. PIK interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the years ended December 31, 2017, $0.1 million of accrued PIK interest was added to the principal balance. In conjunction with Business Combination, the PCP Subordinated Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

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

Future principal payments on long-term debt are as follows (in thousands):

Year ending December 31,	Term Loan Facility	Equipment Term Loans	Capital Leases	Total

2019	$4,985	$53,703	$5,669	$64,357
2020	2,500	42,660	4,537	49,697
2021	2,500	34,952	4,354	41,806
2022	2,500	24,863	2,367	29,730
2023	2,500	21,486	2,899	26,885
Thereafter	478,493	13,045	834	492,372

Total minimum lease payments			20,660
Loan amount attributable to interest			(2,432)	(2,432)

Total (Present value of minimum lease payments on capital leases)	$493,478	$190,709	18,228	$702,415
Less current portion			(4,848)
Long-term capital leases			$13,380

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The components of the Company’s United States and foreign provision for income taxes were as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Current:
Federal	$(46)	$(47)	$(70)
State	3,960	1,258	582
Total current taxes	3,914	1,211	512
Deferred:
Federal	(10,918)	(51,388)	(1,139)
State	(7,423)	(1,863)	790
Foreign	(1,495)	(242)	—
Total deferred taxes	(19,836)	(53,493)	(349)
Provision (benefit) for income taxes	$(15,922)	$(52,282)	$163

A reconciliation between the effective income tax rate and the United States statutory income tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Income tax expense (benefit) at United States statutory income tax rate	$(4,443)	$(8,850)	$(4,241)
Federal income tax effects of:
State income tax expense	(2,736)	(333)	370
Foreign taxes	—	(242)	—
Foreign tax rate differential	(293)	107	—
Per diem and other nondeductible expenses	4,100	3,198	3,434
Cumulative effect of change in effective tax rate	(12,611)	(46,068)	522
Tax credits	(46)	(47)	(70)
Other	107	(47)	148
Provision (benefit) for income taxes	$(15,922)	$(52,282)	$163
Effective tax rate	75.4%	206.8%	(1.3)%

The decrease in the effective tax rate for the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily the result of a one-time tax benefit related to changes in future tax rates on net deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017. The increase in the effective tax rate for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily the result of a one-time tax benefit related to changes in future tax rates on net deferred tax liabilities as a result of the enactment of the TCJA in December 2017.

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

Financial statement impacts include adjustments for, among other things, the remeasurement of deferred tax assets and liabilities. United States GAAP accounting for income taxes requires that the Company record the impacts of any tax law change on deferred income taxes in the quarter that the tax law change is enacted. The impact of the TCJA in the

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s earnings for the year ended December 31, 2018 was related to the 2017 Acquisitions which finalized purchase accounting in 2018. Accordingly, the Company was able to assess the impact of the TCJA and has recorded an income tax benefit for the reduction in net deferred income tax liabilities of approximately $12.5 million due to the remeasurement of net United States deferred tax liabilities at the lower 21% United States federal corporate income tax rate. Additionally, the Company has completed its evaluation of stock compensation and 162(m) limitations and unremitted foreign earnings resulting in no adjustment.

The effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Deferred tax assets
Accrued expenses	$5,235	$3,977
Vacation accrual	610	527
Accounts receivable	417	103
Net operating losses	31,694	11,199
Interest expense limitation	1,313	—
Deferred start-up costs	1,405	1,502
Stock based compensation	1,303	452
Sales-type leases	—	1,233
Foreign assets	1,714	—
Total deferred tax assets	43,691	18,993

Deferred tax liabilities
Sales-type leases	(2,263)	—
Prepaid expenses	(4,061)	(2,700)
481(a) adjustment	(1,719)	(2,213)
Intangible assets	(44,056)	(17,246)
Property and equipment	(111,726)	(83,642)
Foreign liabilities	(6,696)	(3,626)
Total deferred tax liabilities	(170,521)	(109,427)

Net deferred tax liability	$(126,830)	$(90,434)

At December 31, 2018, the Company has U.S. federal and state net operating loss carry forwards of approximately $113.5 million and $64.1 million, respectively, which begin to expire in 2023.

The Company had no uncertain tax positions as of December 31, 2018 and 2017. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2015, however, federal net operating loss carry forwards from years prior to 2015 remain subject to review and adjustment by tax authorities. The Company is no longer subject to state income tax examinations by tax authorities for years before 2014.

NOTE 12 – RELATED PARTY TRANSACTIONS

Related Party Debt

As described in Note 10, the Company issued Subordinated Debt to Main Street and PCP Investors. Both lenders were stockholders of the Company. For the years ended December 31, 2017 and 2016, Main Street received interest payments of $0.5 million and $2.6 million, respectively. Accrued interest was $0.4 million as of December 31, 2016. For the years ended December 31, 2017 and 2016, PCP Investors received interest payments of $0.5 million and $2.6 million, respectively. Accrued interest was $0.4 million as of December 31, 2016. In conjunction with the Business Combination,

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Main Street Loan and the PCP Subordinated Notes were both repaid in February 2017. See Note 3 for additional details on the Business Combination.

As disclosed in Note 10, the LST seller received subordinated notes as partial consideration. Interest paid to the LST seller was $0.4 and $2.2 million for the year ended December 31, 2017 and 2016, respectively. In conjunction with the Business Combination, the LST Seller Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

As disclosed in Note 10, the BHE Sellers received subordinated notes as partial consideration. Interest paid to the BHE sellers was $0.1 million for the year ended December 31, 2016. Interest paid for the year ended December 31, 2017 was immaterial. In conjunction with Business Combination, the BHE Seller Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

Related Party Leases

The Company leases certain office facilities, terminals and revenue equipment from entities owned or partially owned by stockholders or employees on month-to-month and long term operating leases. Total lease expense related to these leases was $4.7 million, $2.9 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease payments under non-cancelable related party operating leases are as follows (in thousands):

	Revenue	Office and
Year ending December 31,	Equipment	Terminals
2019	$406	$4,314
2020	390	4,183
2021	305	3,959
2022	25	3,890
2023	—	3,433
Thereafter	—	13,043
Total	$1,126	$32,822

Other Related Party Transactions

An employee and stockholder has a 1% investment in an entity that is also a Company vendor. Total amounts paid to this vendor for product and subscription purchases were approximately $0.6 million, $0.6 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts due to the vendor as of December 31, 2018 and 2017 totaled approximately $10,000 and $10,000, respectively.

The Company does business with an entity in which two employees, who are also stockholders, are minority owners. Revenue received from this customer totaled approximately $0.7 million, $0.4 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Accounts receivable due from this entity totaled approximately $51,000 and $53,000 as of December 31, 2018 and 2017, respectively.

The Company sold equipment to an entity partially owned by an employee and stockholder for proceeds of $1.0 million with a net book value of $0.8 million, realizing a gain of $0.2 million for the year ended December 31, 2018. There were no such transactions for the years ended December 31, 2017 and 2016.

Additionally, the Company does business with a carrier owned by a stockholder’s spouse. Revenue received from this carrier totaled approximately $0.1 and $0.2 million for the years ended December 31, 2018 and 2017. There was no revenue received from this carrier for the year ended December 31, 2016. Accounts receivable due from this entity totaled approximately $0.1 million as of December 31, 2018. There was no accounts receivable due as of December 31, 2017.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

On September 19, 2017, the Company and certain stockholders of the Company (the Selling Stockholders) entered into an underwriting agreement (the Underwriting Agreement) with Stifel, Nicolaus & Company, Incorporated and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), in connection with an underwritten public offering (the Offering) of 5,292,000 shares of the Company’s common stock, par value $0.0001 per share, including 4,882,167 shares of common stock to be sold by the Company and 409,833 shares of common stock to be sold by the Selling Stockholders, at a price to the public of $12.00 per share ($11.34 per share net of underwriting discounts and commissions). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 793,800 shares of common stock, which was exercised in full on September 20, 2017 and closed simultaneously with the Offering on September 22, 2017. Net proceeds received by the Company from its sale of 5,675,967 shares of common stock were approximately $63.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As described in the prospectus supplement, dated September 19, 2017, filed with the SEC on September 20, 2017, the Company used the net proceeds from the Offering for general corporate purposes, which may including, among other things, working capital, capital expenditures, debt repayment or refinancing or the financing of possible future acquisitions.

On February 14, 2018, the Company and one of the Company’s stockholders entered into an underwriting agreement with Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein, in connection with an underwritten public offering of 7,500,000 shares of the Company’s common stock, at a price to the public of $10.60 per share. Pursuant to the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 1,125,000 shares of common stock, which was exercised in full on February 16, 2018 and closed simultaneously with the offering on February 20, 2018. Net proceeds received by the Company were approximately $84.4 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has used and intends to continue to use the net proceeds from the offering for general corporate purposes, including, among other things, working capital, capital expenditures, debt repayment or refinancing or the financing of possible future acquisitions.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2018, as part of the consideration paid for the Builders acquisition, the Company issued 399,530 shares of Daseke common stock valued at $3.4 million. See Note 4 for additional details about the Builders acquisition.

As of December 31, 2018, the Company has approximately 1.5 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 14 for additional details about the Company’s stock-based compensation plan.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. The Company’s board of directors declared quarterly dividends of $0.68 per share on April 24, 2017, and $1.91 per share on July 18, 2017, which were both then paid on July 28, 2017. On October 17, 2017 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on October 20, 2017. On November 19, 2017 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on December 15, 2017. There were no accrued dividends as of December 31, 2017. On February 27, 2018 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2018. On May 22, 2018, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 20, 2018. On August 21, 2018, the Company’s board of directors declared a third quarterly dividend of $1.91 per share, which was paid on September 14, 2018. On November 27, 2018, the Company’s board of directors declared a fourth quarterly dividend of $1.91 per share, which was paid on December 15, 2018.  There were no accrued dividends as of December 31, 2018.

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

On February 27, 2017, dividends declared on 64,500 shares of Series B Preferred Stock outstanding on December 31, 2016, as of October 13, 2016 and February 21, 2017 of $18.75 and $12.50 per share, respectively, were paid.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2017, in connection with, and immediately prior to, the Closing, 64,500 shares of issued and outstanding Series B Preferred Stock were converted into 9,301,150 shares of Private Daseke’s common stock. Private Daseke’s board of directors had declared a quarterly dividend on the Series B Preferred Stock of $12.50 per share on February 21, 2017, which was paid on February 27, 2017.

Warrants

At December 31, 2018, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

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

NOTE 14 – STOCK-BASED COMPENSATION

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

Stock Options

The following table summarizes stock option grants under the Plan from February 27, 2017 through the year ended December 31, 2018:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (in thousands)

Director Group	150,000	145,000	5 years	$9.98	$654
Employee Group	2,001,594	1,921,529	5 years	$10.25	$8,907
Total		2,066,529

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s calculations of the fair value of stock options granted during the years ended December 31, 2018 and 2017 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants were estimated utilizing the following assumptions for the years ended December 31, 2018 and 2017:

	2018	2017
Weighted average expected life	6.5 years	6.5 years
Risk-free interest rates	2.28% to 3.00%	1.95% to 2.23%
Expected volatility	36.7% to 39.9%	40.1% to 40.6%
Expected dividend yield	0.00%	0.00%

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

Stock Options

A summary of option activity under the Plan as of December 31, 2018 and changes during the year ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of January 1, 2017	—	$—	—	$—
Granted	1,664,995	10.36	10.0	341
Exercised	—	—	—	—
Forfeited	(9,000)	9.98	—	20
Outstanding as of December 31, 2017	1,655,995	10.36	9.3	6,505
Granted	491,095	9.81	10.0	36
Exercised	(5,000)	9.98	—	—
Forfeited	(75,561)	10.46	—	—
Outstanding as of December 31, 2018	2,066,529	$10.23	8.5	$—

Exercisable as of December 31, 2017	—	$—	—	$—
Vested and expected to vest as of December 31, 2017	1,655,995	10.36	9.3	6,505
Exercisable as of December 31, 2018	323,737	10.39	8.3	—
Vested and expected to vest as of December 31, 2018	2,066,529	$10.23	8.5	$—

The stock options’ maximum contract term is ten years. The total weighted average fair value of options granted during the years ended December 31, 2018 and 2017 was $2.1 million and $7.5 million, respectively.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit grants under the Plan from June 1, 2017 through the year ended December 31, 2018:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Grant Date Fair Value (in thousands)

Director Group	31,512	31,512	1 year	$313
Employee Group	1,568,655	809,849	5 years	$16,612
Total		841,361

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures will be recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur.

A summary of restricted stock unit awards activity under the Plan as of December 31, 2018 and changes during the year ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2017	—	$—
Granted	1,008,868	9.99
Vested	—	—
Forfeited	(245,277)	10.01
Non-vested as of December 31, 2017	763,591	9.98
Granted	592,015	11.57
Vested	(128,130)	9.86
Forfeited	(386,115)	11.43
Non-vested as of December 31, 2018	841,361	$10.44

Aggregate stock-based compensation charges, net of forfeitures, were $3.6 million and $1.9 million during the years ended December 31, 2018 and 2017, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2018, there was $6.4 million and $7.4 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 3.6 years for stock options and 3.8 years for restricted stock units.

NOTE 15 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under The Employee Retirement Income Security Act of 1974 (ERISA) provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of approximately $3.7 million, $2.4 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company sponsors defined contribution profit-sharing plans, including 401(k) provisions for substantially all employees of acquired companies whose plans have not been merged into the Retirement Plan at December 31, 2018. The Company provided matching contributions on some of these plans. Total contribution expenses under these plans were approximately $389,000 and $153,000 for the years ended December 31, 2018 and 2017. There were no such expenses for the year ended December 31, 2016.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office building facilities, terminal locations and revenue equipment under non-cancelable operating leases. Certain of the Company’s operating lease agreements contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). The total amount of rent payments due over the lease terms are charged to rent expense on the straight-line, undiscounted method over the lease terms. Rent expense under operating leases was $35.3 million, $23.8 million and $16.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease payments under non-cancelable operating leases, including related party leases, are as follows (in thousands):

	Revenue	Office and
Year ending December 31,	Equipment	Terminals
2019	$19,533	$11,919
2020	12,988	11,231
2021	5,730	9,470
2022	3,181	8,482
2023	220	6,586
Thereafter	—	22,969
Total	$41,652	$70,657

Letters of Credit

The Company had outstanding letters of credit at December 31, 2018 totaling approximately $14.2 million, including those disclosed in Note 10. These letters of credit cover primarily liability insurance claims.

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

NOTE 17 – REPORTABLE SEGMENTS

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses totaled $5.1 million, $3.0 million and $2.2 million for the Flatbed Solutions segment for the years ended December 31, 2018, 2017 and 2016, respectively. Intersegment revenues and expenses totaled $8.9 million, $3.9 million and $2.4 million for the Specialized Solutions segment for the years ended December 31, 2018, 2017 and 2016, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects certain financial data of the Company’s reportable segments for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Totals
Year Ended December 31, 2018
Total revenue	$662,003	$965,064	$(13,985)	$1,613,082
Operating income (loss)	32,918	23,051	(34,058)	21,911
Depreciation	29,937	84,337	165	114,439
Amortization of intangible assets	6,162	10,481	—	16,643
Interest expense	8,588	11,281	25,636	45,505
Income (loss) before income tax	13,811	(7,081)	(27,839)	(21,109)
Total assets	464,836	884,189	41,843	1,390,868
Capital expenditures	38,181	116,020	2,085	156,286
Year Ended December 31, 2017
Total revenue	$354,106	$499,132	$(6,934)	$846,304
Operating income (loss)	18,461	15,345	(26,791)	7,015
Depreciation	27,436	42,583	149	70,168
Amortization of intangible assets	1,747	4,948	—	6,695
Interest expense	7,110	8,425	14,021	29,556
Income (loss) before income tax	(835)	(6,288)	(18,163)	(25,286)
Total assets	379,475	675,838	70,355	1,125,668
Capital expenditures	8,405	32,684	600	41,689
Year Ended December 31, 2016
Total revenue	$310,440	$345,998	$(4,636)	$651,802
Operating income (loss)	15,643	16,278	(21,288)	10,633
Depreciation	28,523	32,820	156	61,499
Amortization of intangible assets	1,922	4,079	—	6,001
Interest expense	5,953	6,440	10,731	23,124
Income (loss) before income tax	852	1,983	(14,951)	(12,116)
Total assets	283,370	282,156	4,709	570,235
Capital expenditures	18,427	21,926	215	40,568

NOTE 18 – EARNINGS PER SHARE

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

For the year ended December 31, 2018 and 2017, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted earnings per share as their effects were anti-dilutive. For the years ended December 31, 2016, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding:

	Year Ended December 31,
(In thousands except per share data)	2018	2017	2016
Numerator
Net income (loss)	$(5,187)	$26,996	$(12,279)
Preferred stock dividends	(4,956)	(4,964)	(4,770)
Net income (loss) available to common stockholders	$(10,143)	$22,032	$(17,049)

Denominator
Basic weighted average common shares outstanding	61,654,820	37,592,549	20,980,961
Effect of dilutive securities:
Equivalent shares issuable upon achievement of Merger Agreement earn-out provision	—	1,250,000	—
Equivalent shares issuable upon exercises of stock options	—	254,312	—
Equivalent shares of restricted stock units	—	496,840	—
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	61,654,820	39,593,701	20,980,961

Basic earnings (loss) per common share	$(0.16)	$0.59	$(0.81)

Diluted earnings (loss) per common share	$(0.16)	$0.56	$(0.81)

NOTE 19 – QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2018 and 2017. We have derived the information from unaudited Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments, except as noted) necessary for a fair presentation of such quarterly information. The second quarter of 2018 includes an impairment charge of $2.8 million related to the trade names category of intangible assets and a $14.0 million deferred tax benefit to recognize deferred tax liabilities for valuations of intangible assets related to the December 2017 acquisitions, remeasured at the TCJA rate. The fourth quarter of 2018 includes an impairment charge of $11.1 million related to one reporting unit’s carrying value exceeding its estimated fair value. The fourth quarter of 2017 includes an adjustment for the cumulative effect of a change in the effective tax rate in compliance with the TCJA in the amount of $46.1 million. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018 Quarter Ended
	Mar. 31	June. 30	Sep. 30	Dec. 31
	(In thousands)
Revenue:
Freight	$240,071	$272,583	$329,474	$320,065
Brokerage	46,139	60,091	82,203	78,004
Logistics	10,717	8,891	11,656	11,500
Fuel surcharge	30,654	35,334	38,256	37,444
Total revenue	327,581	376,899	461,589	447,013
Operating expenses:
Salaries, wages and employee benefits	82,344	90,614	114,776	119,695
Fuel	33,376	31,359	38,931	37,431
Operations and maintenance	34,563	40,465	51,494	55,012
Communications	699	807	920	908
Purchased freight	117,724	141,582	170,548	158,749
Administrative expense	12,137	13,077	16,075	17,096
Sales and marketing	636	651	1,007	1,075
Taxes and licenses	3,694	3,890	4,681	4,909
Insurance and claims	9,184	10,428	12,738	13,476
Acquisition transaction expenses	440	1,402	601	241
Depreciation and amortization	25,182	31,766	36,800	37,334
(Gain) loss on disposition of equipment	(155)	(490)	(899)	(1,692)
Impairment	—	2,840	—	11,050
Total operating expenses	319,824	368,391	447,672	455,284
Total other expense	8,936	9,569	11,066	13,449
Provision (benefit) for income taxes	(382)	(14,546)	670	(1,664)
Net income (loss)	(797)	13,485	2,181	(20,056)
Less dividends to preferred stockholders	(1,239)	(1,239)	(1,239)	(1,239)
Net income (loss) attributable to common stockholders	$(2,036)	$12,246	$942	$(21,295)
Net income (loss) per common share - Basic	$(0.04)	$0.20	$0.01	$(0.33)
Net income (loss) per common share - Diluted	$(0.04)	$0.20	$0.01	$(0.33)

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017 Quarter Ended
	Mar. 31	June. 30	Sep. 30	Dec. 31
	(In thousands)
Revenue:
Freight	$125,555	$149,654	$171,245	$186,310
Brokerage	20,869	28,656	34,198	37,220
Logistics	—	2,700	7,871	11,503
Fuel surcharge	14,010	16,313	18,008	22,192
Total revenue	160,434	197,323	231,322	257,225
Operating expenses:
Salaries, wages and employee benefits	50,121	58,186	64,955	76,734
Fuel	19,223	20,466	24,734	29,326
Operations and maintenance	23,224	28,967	35,132	31,067
Communications	404	549	539	653
Purchased freight	37,586	49,760	61,598	76,310
Administrative expense	7,378	8,022	8,619	9,214
Sales and marketing	383	555	488	539
Taxes and licenses	2,281	2,611	2,963	3,200
Insurance and claims	4,123	5,042	6,351	8,446
Acquisition transaction expenses	445	1,037	773	1,122
Depreciation and amortization	16,315	17,638	19,805	23,105
(Gain) loss on disposition of equipment	(200)	26	(339)	(187)
Total operating expenses	161,283	192,859	225,618	259,529
Total other expense	9,667	6,387	8,516	7,731
Provision (benefit) for income taxes	(2,770)	2,184	(2,862)	(48,834)
Net income (loss)	(7,746)	(4,107)	50	38,799
Less dividends to preferred stockholders	(806)	(1,693)	(1,225)	(1,240)
Net loss available to common stockholders	$(8,552)	$(5,800)	$(1,175)	$37,559
Net loss per common share - Basic	$(0.32)	$(0.15)	$(0.03)	$0.82
Net loss per common share - Diluted	$(0.32)	$(0.15)	$(0.03)	$0.62