Form 10-K/A
period 2018-12-31
Daseke, Inc.
filed 2019-04-29
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2019 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Unless expressly indicated or the context requires otherwise, the terms “Daseke,” “company,” “we,” “us” and “our” in this document refer to Daseke, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

DASEKE, INC.

2018 ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers

The directors and executive officers of the Company are as follows:

Name	Position	Age	Class
Don R. Daseke	Chairman of the Board of Directors and Chief Executive Officer	79	Class I
Daniel J. Hennessy	Vice Chairman, Independent Director	61	Class I
Mark Sinclair	Independent Director	70	Class I
Brian Bonner	Independent Director	62	Class II
Ron Gafford	Independent Director	69	Class II
Jonathan Shepko	Independent Director	41	Class II
Kevin M. Charlton	Independent Director	53	Class III
R. Scott Wheeler	Director and President	62	Class III
Bharat Mahajan	Chief Financial Officer	50	*
Christopher Easter	Chief Operating Officer	56	*
Angie Moss	Senior Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Secretary	60	*

Don R. Daseke has been Chief Executive Officer and Chairman of the Board of Directors of Daseke, Inc. since he founded the company (formerly named Walden Smokey Point, Inc.) in November 2008. Mr. Daseke has served as the President and sole director on the board of directors of The Walden Group for more than 30 years. Mr. Daseke also has served as the chairman of the board of directors of both Liquid Motors, Inc. and East Teak Fine Hardwoods, Inc. since June 2005 and March 2006, respectively. Mr. Daseke has been active in the non-profit sector throughout his career, having served in leadership roles for a number of non-profit institutions, including the WaterTower Theatre, DePauw University, the Dallas Chapter of the World Presidents Organization and the Dallas Arboretum and Botanical Society. Additionally, Mr. Daseke currently serves on the Advisory Council for the Cattle Barons Ball in Dallas, Texas. From 2005 to 2009, Mr. Daseke was a Commissioner on the Planning and Zoning Commission for Addison, Texas, and in May 2009, he was elected to a two-year term on the Addison Town Council. Mr. Daseke served as Mayor Pro Tempore of Addison, Texas in 2010. Mr. Daseke was the Regional Winner of the Ernst & Young Entrepreneur of the Year Award in 2014. Mr. Daseke received his B.A. from DePauw University, an M.B.A. from the University of Chicago, Graduate School of Business, and the Presidents Program in Leadership from the Harvard Business School. Mr. Daseke is a Certified Public Accountant (retired). Because Mr. Daseke has served as a chief executive officer and a member of the board of directors of a number of companies and has significant experience in the transportation and logistics industry, Mr. Daseke is well-qualified to serve on our Board.

Daniel J. Hennessy has served as a member of the Board of Directors of Daseke, Inc. since 2017 and is the founder and managing member of Hennessy Capital LLC and the Chairman and CEO of Hennessy Capital Acquisition Corp. IV (NASDAQ: HCACU) a Special Purpose Acquisition Company which he formed and which went public in March of 2019. Mr. Hennessy was also the Chairman and CEO of Hennessy ‘s first three SPACs: Hennessy Capital Acquisition Corp. I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and Hennessy Capital Acquisition Corp. II, which merged with Daseke, Inc. in February 2017 and Hennessy Capital Acquisition Corp. III which merged with NRC Group Holdings (NYSE: NRCG) in October, 2018. Mr. Hennessy now serves as Vice Chairman of the Company and an Independent Director at NRC Group Holdings. Mr. Hennessy was also a Partner at CHS Capital LLC (f/k/a Code Hennessy & Simons LLC) a middle market private equity investment firm he co-founded in 1988 and led its investments in industrial, infrastructure and energy businesses. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. We believe his background and skill set make Mr. Hennessy well-suited to serve as a member of our Board of Directors.

Kevin M. Charlton has served as a member of the Board of Directors and Chairman of the Compensation Committee of Daseke, Inc. since 2017.  He is the former President and COO of Hennessy Capital II, which merged with Daseke in February 2017.  He held similar positions in both Hennessy Capital I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and of Hennessy Capital III, which merged with NRCG Group Holdings in October 2018 (NYSE: NRCG).  He is currently the co-Chairman of NewHold Enterprises, a holding company focused on industrial consolidations.  Mr. Charlton is currently on the Board of Spirit Realty Capital (NYSE: SRC), and private companies AllWaste Holdings and Macro Energy. From 2009 to 2013, Mr. Charlton was a Managing Director in the Principal Transactions Group of Macquarie Capital (USA) Inc., and led a team that oversaw its existing portfolio of North American investments. Prior to joining Macquarie Capital (USA) Inc., Mr. Charlton worked as Managing Director at Investcorp International, JPMorganChase, McKinsey & Company and as a contractor in the Astrophysics Division at NASA Headquarters. He received a Masters in Business Administration with honors from the Kellogg School of Management at Northwestern University, a Master’s of Science in Aerospace Engineering with Distinction from the University of Michigan, and a Bachelors of Science in Engineering Cum Laude from Princeton University. We believe his background and skill set make Mr. Charlton well-suited to serve as a member of our Board of Directors.

Brian Bonner has served as a member of the Board of Directors of Daseke, Inc. since February 2015. Mr. Bonner served as Vice President and Chief Information Officer of Texas Instruments, a publicly traded company, from January 2000 to May 2014. In this role, Mr. Bonner managed the business and technology aspects of IT operations. Prior to being appointed Chief Information Officer, Mr. Bonner served Texas Instruments for over 33 years in a number of strategic leadership roles and positions in general management, mass marketing and global product management. Mr. Bonner served as a member on the board of directors of Copper Mobile from June 2012 through October 2015 and is currently an advisory board member for Southern Methodist University’s Computer & Electrical Engineering Department. Mr. Bonner also served as an advisory board member for Gemini Israel Funds from June 2004 to May 2015. Mr. Bonner holds an M.B.A. in Marketing and Finance from the Fuqua School of Business at Duke University, an MSEE and BSEE from the University of Michigan, and a B.A. in Physics from Kalamazoo College. He received the Minority & Women Business Development Award from Texas Instruments, the Transformational CIO Award from HMG Strategies and the Most Innovative User of Technology from Information Week Magazine. Mr. Bonner has significant experience serving as an executive officer and in other leadership positions in a large public company setting, including 14 years as chief information officer, and he has more than three years of experience serving on the board of directors of a private technology company. He has extensive experience in management, finance, operations and marketing. We believe his background and skill set make Mr. Bonner well-suited to serve as a member of our Board of Directors.

Ron Gafford has served as a member of the Board of Directors of Daseke, Inc. since February 2015. From November 2012 to October 2014, Mr. Gafford served as a consultant to the chief executive officer and the board of directors of Austin Industries, Inc., a U.S.-based construction company. Prior to that, Mr. Gafford served Austin Industries, Inc. as president from March 1996 to November 2012, as chief executive officer from March 2001 to November 2012 and as chairman from March 2008 to November 2012. Mr. Gafford earned his B.S. from Texas A&M University in 1972 and completed the Advanced Management Program at Harvard University School of Business in 1987. Mr. Gafford brings more than 40 years of professional experience in the construction industry. He has significant experience serving in leadership positions in a large company setting, including 11 years as chief executive officer. He has extensive experience in management, finance and operations. We believe his background and skill set make Mr. Gafford well-suited to serve as a member of our Board of Directors.

Mark Sinclair was appointed to the Board of Directors of Daseke, Inc. effective as of January 1, 2017. At the end of 2017, Mr. Sinclair completed a 46 year career in public accounting with over 38 years at Ernst & Young (EY) where he served as an Audit Partner, as Partner in Charge of Human Resources and Partner in Charge of the Strategic Growth Markets Practice in North Texas. After retirement from EY, Mr. Sinclair served 8 years as a Partner at Whitley Penn LLP, a Texas regional accounting firm. Mr. Sinclair primarily served and advised high growth public and venture/private equity backed companies from early stage to multi-billion dollar revenue companies, often with global operations, in a wide variety of industries including technology, manufacturing, service and mining. He worked closely with management and reported to the Boards of his clients with a heavy focus on the governance aspects of internal controls and overall enterprise risk management. Mr. Sinclair is currently Chairman of the Board of the Institute for Excellence in Corporate Governance at the University of Texas at Dallas. He is also on the Board of the National Association of Corporate Directors (NACD),

North Texas Chapter and has achieved the NACD Board Leadership Fellow designation. Mr. Sinclair is a Certified Public Accountant and a Certified Management Accountant. Mr. Sinclair qualifies as a “financial expert” for the audit committee under SEC guidelines. We believe his background and skill set, including his strong financial and accounting background, make Mr. Sinclair well-qualified to serve on our Board.

Jonathan Shepko was appointed to the Board of Directors of Daseke, Inc., effective as of February 2017. Mr. Shepko is a Co-founder and Managing Partner of Stonehollow Capital Partners, which makes direct equity investments in private companies across the United States.

Prior to founding Stonehollow in January 2019, from 2014 to 2018, Mr. Shepko served as a Managing Partner of EF Capital Management, LP, the investment arm of a substantial single-family office, which largely focused on direct equity and direct debt investments, in both public and private companies, across the United States.  During his tenure with EF Capital, Mr. Shepko served in various Board and management capacities of the firm’s portfolio investments.

Prior to founding EF Capital, Mr. Shepko was a Managing Director with Ares Management (~$100B AUM), where he focused on originating and structuring debt financings in the energy industry. From 2009 until 2014, Mr. Shepko co-headed, and served as Managing Director of, CLG Energy Finance (an affiliate of Beal Bank), which focused on providing senior-stretch and uni-tranche facilities to the energy and infrastructure industries. Prior to forming CLG Energy Finance, Mr. Shepko was a Vice President with EnCap Investments, LP, where his responsibilities included originating, structuring and managing private equity investments in the oil and gas sector, while also serving on the boards of several of these companies.

Collectively, Mr. Shepko has underwritten and managed nearly $2 billion in direct equity and debt financings, spanning multiple industries, including investments in high-growth, as well as mature companies.  Mr. Shepko graduated magna cum laude with a degree in Finance from Texas A&M University. We believe his background and skill set make Mr. Shepko well-suited to serve as a member of our Board of Directors.

R. Scott Wheeler has served as the President of Daseke, Inc. since January 2018 and a member of the Board of Directors of Daseke, Inc. since December 2016. Previously, he served as the Chief Financial Officer and Executive Vice President of Daseke, Inc. from February 2015 to January 2018. Prior to this, beginning in August 2012, Mr. Wheeler served as Daseke’s Senior Vice President and Corporate Chief Financial Officer. From 2008 to 2012, Mr. Wheeler served as Chief Financial Officer of OneSource Virtual, Inc., and from 2003 to 2008, Mr. Wheeler was the Managing Director of VCFO, a chief financial officer and controller focused consulting firm focused on high growth companies. From 1998 to 2002, Mr. Wheeler served as Chief Financial Officer of Malibu Entertainment Worldwide, a publicly-traded location-based entertainment company. Mr. Wheeler currently sits on the Board of Directors of EVO Transportation & Energy Services, (OTC Pink: EVOA), an alternative fuel services company and emerging transportation operator and the Advisory Board of the College of Business at Texas A&M University-Commerce, where he also serves as an Adjunct Professor of Finance. Mr. Wheeler was Mayor of Addison, Texas from 1999 to 2005 and served on the Advisory Board of BBVA Compass Bank Dallas from 1994 to 2008. Mr. Wheeler earned his undergraduate degree from Texas A&M University-Commerce in 1980 and was named a Distinguished Alumnus in 2018.  He earned his M.B.A. from Southern Methodist University in 1985. Because of his years of experience in finance, including his 18 years as chief financial officer of the companies noted above, and his knowledge of management and operations, Mr. Wheeler is well-qualified to serve on our Board.

Bharat Mahajan has served as the Chief Financial Officer of Daseke, Inc. since September 2018. Previously, from 2011 to 2018, Mr. Mahajan served as the Chief Financial Officer and Vice President of Finance of Aveda Transportation and Energy Services Inc., one of the largest oil rig moving companies in North America. Prior to joining Aveda, Mr. Mahajan served in executive roles, including as chief financial officer, at a number of different companies, providing him with broad experience in accounting, finance, management and strategy. Mr. Mahajan earned his B.A. from the University of Toronto in 1992 and is a CPA (CA) in Canada. Mr. Mahajan currently serves as a member of the Board of Directors of the Ombudsman for Banking Services and Investments. We believe his background and skill set, including his strong financial and accounting background, make Mr. Mahajan well-qualified to serve as our Chief Financial Officer.

Christopher Easter has served as the Chief Operating Officer of Daseke, Inc. since January 2019.  Previously, Mr. Easter served as SVP Americas at Wallenius Wilhelmsen Ocean and Solutions, a position he held since September 2018, and as President of Keen Transportation at Wallenius Wilhelmsen Logistics (“Wallenius”) from December 2017. Before its acquisition by Wallenius in December 2017, Mr. Easter served as CEO and President of Keen Transport, Inc. (“Keen Transport”), beginning in August 2012. Keen Transport is a specialized transportation, warehouse, and logistics company focused on serving the industrial equipment market. Mr. Easter has also served in various roles with Schneider National, Inc. and Walmart Inc., where he was responsible for overseeing the transportation of goods from around the world. Mr. Easter received his bachelor’s degree from the United States Military Academy at West Point, and served for more than eight years in The United States Army. His service included deployment during Operation Desert Storm where he led logistics teams and was awarded the Bronze Star.

Angie Moss is Senior Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Secretary. Previously, she served as our Vice President and Corporate Controller from February 2015 to July 2017 and as our Corporate Controller from June 2013, when she joined Daseke, Inc. Ms. Moss brings over 22 years’ experience in public accounting with national and regional accounting firms. From June 2012 to June 2013, Ms. Moss served Sanford, Baumeister & Frazier, LLP, an accounting firm, as an audit partner, and from June 2001 to December 2011, she served Travis Wolff, LLP, an accounting firm, in various capacities, including as an audit partner, Audit Department Head and member of the board of directors. Ms. Moss also serves as a member of the Advisory Board of the University of Texas at Arlington College of Business’ Department of Accounting. She has also served on the American Institute of Certified Public Accountants (AICPA) committees and on the AICPA Accounting and Review Services Committee, which promulgates standards for accounting and review services. Ms. Moss earned a bachelor of business administration degree from the University of Texas at Arlington, graduating summa cum laude. She is a Certified Public Accountant.

Director Independence

The Board has determined that each of Messrs. Hennessy, Bonner, Charlton, Gafford, Shepko and Sinclair is independent within the meaning of Nasdaq Rule 5605(a)(2) and, to the extent applicable, that they qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to their respective committee memberships. In assessing the independence of these individuals, the Board considered all factors set forth in each director’s biography, as set forth above.

There are no family relationships among any directors or officers.

Number and Terms of Office of Executive Officers and Director

Our Board of Directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of our Class I directors, consisting of Messrs. Daseke, Hennessy and Sinclair, will expire at our 2019 Annual Meeting of Stockholders.

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office.

Committee Membership, Meetings and Attendance

The table below shows the current chair and membership of the Board and each standing Board committee, the independence status of each Board member and the number of Board and Board committee meetings held during 2018.

Director	Board of Directors	Audit Committee	Corporate Governance and Nominating Committee	Compensation Committee
Don R. Daseke	C
Brian Bonner*	•	•	•
Kevin M. Charlton*	•			C
Ronald Gafford*	•		•	•
Daniel J. Hennessy*	•		C	•
Jonathan Shepko*	•	•
Mark Sinclair+*	•	C
R. Scott Wheeler	•
Number of 2018 Meetings	7	8	4	6

C    Chair

•     Member

*     Independent Director

+     Financial Expert

We currently have the following standing committees: the audit committee, the corporate governance and nominating committee, and the compensation committee. Each of the standing committees of the Board of Directors is comprised entirely of independent directors, and was comprised of entirely independent directors throughout 2018.

During the fiscal year ended December 31, 2018, the Board of Directors held approximately 4 general meetings and 3 special meetings. The audit committee met 8 times during 2018, the compensation committee met 6 times during 2018, and the nominating and governance committee met 4 times during 2018. Each incumbent director then serving attended at least 75% of the meetings of the Board of Directors and the respective committees on which he served during 2018.

We encourage all of our directors to attend our annual meetings of stockholders, and, with the exception of one, all of our directors attended the 2018 Annual Meeting.

The independent directors of the Board of Directors met in executive session during 2018. Mr. Hennessy presides at the meetings of the independent directors of the Board.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the NASDAQ Listing Standards. In addition, a written charter for the audit committee has been adopted, as discussed below.

The audit committee currently consists of Messrs. Bonner, Shepko and Sinclair, each of whom has been determined to be independent for the purposes of audit committee service. Mr. Sinclair serves as the chairman of the audit committee and the Board of Directors has determined that Mr. Sinclair qualifies as an “audit committee financial expert” under the rules of the SEC.

The audit committee charter effective during 2018 details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
•	reviewing with management, its enterprise risk management process and the adequacy of internal controls systems; and
•

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

A copy of this audit committee charter is available on our website and free of charge from the Company by writing to the Company’s General Counsel, 15455 Dallas Parkway, Suite 550, Addison, Texas 75001.

Compensation Committee

The compensation committee currently consists of Messrs. Charlton, Gafford and Hennessy, and Mr. Charlton serves as the chairman of the compensation committee, each of whom has been determined to be independent for the purposes of compensation committee service.

The compensation committee charter effective during 2018 details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

For 2018, the compensation committee engaged the compensation consulting firm Aon Hewitt (“Aon plc”) as its independent outside compensation consultant. All executive compensation services provided by Aon plc were conducted under the direction or authority of the compensation committee. Neither Aon plc nor any of its affiliates maintains any other direct or indirect business relationships with the Company. As requested by the compensation committee, in 2018, Aon plc’s services to the compensation committee consisted of compensation consulting services which included general involvement and support in compensation related matters, including assessment of the Company’s long-term incentive compensation program, as well as reports and market trends and regulatory and other technical developments that may affect our executive compensation programs.

Our Chief Executive Officer plays an important advisory role in the compensation-setting process of the other executive officers, including our named executive officers (“NEOs”). Our Chief Executive Officer evaluates the performance of the other executive officers and makes recommendations to the compensation committee concerning performance objectives and salary and bonus levels for the other executive officers, including the NEOs. The compensation committee annually discusses the recommendations with the Chief Executive Officer. The compensation committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer.

A copy of this compensation committee charter is available on our website and free of charge from the Company by writing to the Company’s General Counsel, 15455 Dallas Parkway, Suite 550, Addison, Texas 75001.

Corporate Governance and Nominating Committee

During 2018, the members of our corporate governance and nominating committee were Messrs. Bonner, Gafford and Hennessy, each of whom has been determined to be independent for the purposes of committee service. Mr. Hennessy serves as the chairman of the corporate governance and nominating committee. The corporate governance and nominating committee charter effective during 2018 details the principal functions of the committee, including:

•	advising the Board and making recommendations regarding appropriate corporate governance practices and assisting the Board in implementing those practices;
•

assisting the Board by identifying individuals qualified to become members of the Board, consistent with the criteria approved of by the Board, and recommending director nominees to the Board for election at the annual meetings of stockholders or for appointment to fill vacancies on the Board;

•	advising the Board about the appropriate composition of the Board and its committees; and
•	leading the Board in the annual performance evaluation of the Board and its committees, and of management.

A copy of this corporate governance and nominating committee charter is available on our website and free of charge from the Company by writing to the Company’s General, 15455 Dallas Parkway, Suite 550, Addison, Texas 75001.

The Board of Directors will consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background; diversity, including diversity of professional experience; knowledge of our business; integrity; professional reputation; independence; wisdom; and the ability to represent the best interests of our stockholders.

Audit Committee Report

Our audit committee has reviewed and discussed our audited financial statements with management, as well as management’s assessment of the effectiveness of our Company’s internal controls over financial reporting, and has discussed with our independent registered public accounting firm their evaluation of our Company’s internal control over financial reporting as well as the matters required to be discussed by the applicable rules and standards promulgated by the Public Company Accounting Oversight Board (the “PCAOB”). Additionally, our audit committee has received the written disclosures and the letter from our independent registered public accounting firm, as required by the applicable requirements of the PCAOB, and has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence. Based upon such review and discussions, our audit committee recommended to the Board that the audited financial statements be included in this Annual Report on Form 10-K, as filed with the SEC for the year ended December 31, 2018.

Submitted by: Audit Committee of the Board of Directors Brian Bonner Jonathan Shepko Mark Sinclair

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our Board of Directors the flexibility to establish the most appropriate structure for the Company at any given time.

Currently, our Chief Executive Officer is also our Chairman. The Board believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for our company. In making this determination, the Board considered, among other matters, Mr. Daseke’s experience in leading businesses, and believes that his experience and knowledge allow him to serve as both Chairman and Chief Executive Officer. In addition, the Board believes that such structure promotes clearer leadership and direction for the Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board, directed by the Audit Committee, is actively involved in overseeing our risk management processes. The Board focuses on our general risk management strategy and ensures that appropriate risk mitigation strategies are implemented by management. Further, operational and strategic presentations by management to the Board include consideration of the challenges and risks of our businesses, and the Board and management actively engage in discussion on these topics. In addition, each of the Board’s committees considers risk within its area of responsibility.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, nor served in the past year or at any time during 2018, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018 there were no delinquent filers, except that Mr. Sinclair filed a Form 4 on May 10, 2018 that was required to be filed by March 8, 2018 and a Form 4 on December 7, 2018 that was required to be filed by December 6, 2018.

Communication with Directors

The Board of Directors recommends that stockholders initiate communications with the Board, the Chairman, or any Board committee by writing to the Company’s General Counsel. This process assists the Board in reviewing and responding to stockholder communications. The Board has instructed the General Counsel to review correspondence directed to the Board and, at the General Counsel’s discretion, to forward items that he deems to be appropriate for the Board’s consideration.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines to further its goal of providing effective governance of our business and affairs for the long-term benefit of our stockholders. A copy of the Corporate Governance Guidelines is available free of charge on the Investors section of our website at http://www.daseke.com. The Corporate Governance and Nominating Committee is responsible for periodically reviewing the Corporate Governance Guidelines and recommending changes as appropriate to ensure the effective functioning of our Board and corporate governance.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with the initial public offering; these documents are also available on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the code of ethics applicable to such persons by posting such information on our website. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Item 11. Executive and Director Compensation.

Compensation Committee Report

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates such information by reference in such filing.

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402 of Regulation S-K promulgated by the SEC with management of the Company, and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Compensation Committee of the Board of Directors: Kevin M. Charlton, Chair Ronald Gafford, Member Daniel J. Hennessy, Member

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our rationale and policies with regard to the compensation of the executive officers who are our “Named Executive Officers” or “NEOs” for 2018 and is intended to provide investors with the material information necessary for understanding our compensation policies and decisions regarding our Named Executive Officers as well as providing context for the tabular disclosure provided in the executive compensation tables below. Our Named Executive Officers are our principal executive officer, anyone who served as our principal financial officer and our other executive officers other than our principal executive officer and those who served as our principal financial officer.

For 2018, our NEOs were:

Name	Principal Position
Don R. Daseke	Chief Executive Officer
Bharat Mahajan	Chief Financial Officer (1)
R. Scott Wheeler	President and Former Chief Financial Officer (2)
Angie Moss	Chief Accounting Officer

(1)	Mr. Mahajan was appointed to be our Chief Financial Officer effective as of September 6, 2018.
(2)	In addition to serving as our President, Mr. Wheeler also served as our Chief Financial Officer until September 6, 2018.

Compensation Overview

Our executive compensation program is designed to attract and retain individuals with the background and skills necessary to successfully execute our strategy in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interest with that of our stockholders, and to reward success in reaching such goals. We use three primary elements of compensation to fulfill that design—base salary, cash bonus, and long-term equity incentive awards. Cash bonuses and equity incentives (as opposed to base salary) represent the performance-driven elements of our compensation program. They are also flexible in application and can be tailored to meet our objectives. The determination of each individuals’ cash bonuses reflects our belief as to the NEOs’ relative contribution to achieving or exceeding annual goals, and the determination of specific individuals’ long-term incentive awards, which for 2018 were time-based stock option awards, is based on their expected long-term contributions.

We provide a basic benefits package generally to all employees, including our NEOs, which includes a company-sponsored 401(k) plan and health, disability and life insurance.

Elements of 2018 Compensation

We strive to recruit individuals who will support the Company’s mission and values. To accomplish this overarching goal, the Company’s executive compensation philosophy aims to properly motivate management with an easy-to-comprehend compensation package that seeks to provide the NEOs with base salaries, annual cash bonuses, and long-term equity-based compensation awards. Our NEOs also receive certain retirement, health, welfare, and additional benefits as described below.

Compensation Elements	Characteristics	Primary Objective

Base salary	Fixed annual cash compensation. Salaries may be increased from time to time by the Compensation Committee based on our NEOs’ responsibilities and performance.	Recognize performance of job responsibilities and attract and retain talented employees.

Cash bonuses	Performance-based annual cash incentive (paid pursuant to the NEOs’ employment agreements except as otherwise noted below).	Encourage focus on near-term performance goals and reward achievement of those goals.

Long-term equity incentives

Equity-based compensation awards. For 2018 long-term equity incentive awards consisted of stock options that are subject to a 5-year vesting period. The exercise price of the options is equal to or greater than the fair market value of a share of common stock on the date of grant.

Emphasize our long-term growth, encourage shareholder value creation, retain talented employees, and align executive interests with stockholder interests.

Retirement savings 401(k) plan	Qualified 401(k) retirement plan benefits are available for our NEOs and all other full-time employees.	Provide an opportunity for tax-efficient savings.

Health and welfare benefits	Health and welfare benefits are available to our NEOs and other full-time employees.	Provide benefits to meet the health and welfare needs of our employees and their families.

Compensation Best Practices

The Company maintains compensation arrangements intended to optimize returns to stockholders and include best practice features. We have listed below some of the more significant best practices that we have adopted and the practices we have avoided, which we believe promote responsible pay and governance principles and alignment with stockholder interests.

What We Do	What We Do Not Do
● Determine annual incentive compensation based on our assessment of Company performance	● Provide excessive severance agreements to executives
● Utilize an independent compensation consultant	● Allow directors or officers to pledge and/or hedge Company stock
● Perform an annual compensation risk assessment	● Provide excessive perquisites to our executives
● Utilize a balanced approach to compensation, which combines fixed and variable, short-term and long-term, and cash and equity	● Utilize compensation practices that involve excessive or unnecessary risk-taking
● Maintain a competitive compensation package designed to attract, motivate and retain and reward experienced and talented executive officers	● Allow directors or officers to engage in speculative trading of Company stock

Process for Determining Executive Compensation

The compensation committee has overall responsibility for approving and evaluating the director and officer compensation plans, policies and programs of the Company. The compensation committee uses several different tools and resources in reviewing elements of executive compensation and making compensation decisions, including our compensation consultant noted below. These decisions, however, are not purely formulaic and the compensation committee exercises judgment and discretion as appropriate, as described further below. The compensation committee considers input from our CEO in making determinations regarding our executive compensation program and the individual compensation of each executive officer, other than our CEO. Our CEO and management also provide information to the compensation committee regarding the performance of the Company for the determination of annual bonuses. The compensation committee makes the final determination of NEO compensation. Our CEO makes no recommendations regarding, and does not participate in discussions about, his own compensation.

The compensation committee retained a compensation consultant to assist the committee in assessing and determining executive compensation for 2018. The compensation committee retained Aon plc to assist the committee in assessing and determining executive compensation for 2018.  Aon plc provided detailed information regarding peer comparisons for NEO compensation, market comparisons for NEO compensation, and compensation bands (25th percentile, 50th percentile, and 75th percentile) for NEO compensation.  The compensation committee took into account the information provided by Aon plc to determine executive compensation for 2018.

On an annual basis, the compensation committee reviews and discusses compensation data for our CEO and our other NEOs as compared to compensation data for similarly situated executive officers at peer companies selected by the compensation committee. The compensation committee selects peer companies that are similar in size (as measured by revenues and EBITDA) and have similar lines of business to the Company (i.e., transportation and logistics companies) and/or have experienced significant grown over multiple years (i.e., high-growth industrial companies). The Committee believes the comparator group is appropriate because it reflects the company’s market for executive talent and customers, is aligned with the company’s scope of operations and complexity, and is consistent with the company’s high-growth trajectory. The peer group changes from time to time as a result of fluctuations in company size, changes in the business lines of our peers, acquisitions, developments in the transportation and logistics and high-growth industrial industries, and other factors.

The peer group used by the Board in benchmarking 2018 compensation decisions consisted of the following companies:  Werner Enterprises, Inc., Roadrunner Transportation Systems, Inc., Atlas Air Worldwide Holdings, Inc., Echo Global Logistics, Inc., Saia, Inc., Universal Logistics Holdings, Inc., Knight-Swift Transportation Holdings Inc., Forward Air Corporation, Air Transport Services Group, Inc., Marten Transport, Ltd., Covenant Transportation Group, Inc., Heartland Express, Inc., Spirit Airlines, Inc., The Middleby Corporation, The Greenbrier Companies, Inc., Aerojet Rocketdyne Holdings, Inc., NCI Building Systems, Inc., Heico Corporation, Allegiant Travel Company, Patrick Industries, Inc., Apogee Enterprises, Inc., Argon, Inc., NN, Inc., Lydall, Inc., Astronics Corporation, and Trex Company, Inc.

2018 Compensation Decisions

The Board, based on the applicable NEO’s employment agreement, has approved the following bonus applicable in 2018 (i) Don R. Daseke will receive an annual cash bonus of $75,000; (ii) Bharat Mahajan will receive an annual cash bonus of $131,250, (iii) R. Scott Wheeler will receive an annual cash bonus of $175,000; and (iv) Angie Moss will receive an annual cash bonus of $75,000.  The Compensation Committee and the Board took into account the Company’s performance and the performance of each NEO in the determination their bonus.

Executive Compensation

Agreements with our Executive Officers

The Company has entered into employment agreements with each of Don R. Daseke, Bharat Mahajan, R. Scott Wheeler and Angie J. Moss. These four individuals are our NEOs for 2018. The Company only presents four NEOs because we did not have any other executive officers in 2018. The Company will present five NEOs for 2019. The employment agreements provide for compensatory payments and benefits upon certain termination events, including termination events following a change of control. In addition, the employment agreements provide for limited termination and change of control protections in connection with certain awards granted pursuant to our 2017 Omnibus Incentive Plan (the “Plan”). These provisions allow our NEOs to more objectively manage the Company and serve as a recruiting and retention tool. We do not have any arrangements that provide for payments to executives solely upon the occurrence of a change of control (i.e., single-trigger arrangements). Pursuant to their employment agreements, the NEOs are subject to certain post-termination restrictions, including confidentiality, non-competition, and non-solicitation obligations.

For a description of the terms of the employment agreements with each of our NEOs, please see the section below entitled “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.” For a more complete description of our obligations under the employment agreements in the event of a termination of employment or change of control, please see the section below entitled “Potential Payments Upon Termination or Change in Control.”

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2018, 2017 and 2016 concerning compensation of our named executive officers.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation	All other compensation ($)(3)	Total ($)
Don Daseke	2018	550,000	120,000	—	—	—	670,000
—Chief Executive Officer	2017	533,333	120,000	566,800	—	—	1,220,133
	2016	450,000	—	—	—	—	450,000
Bharat Mahajan(4)	2018	147,042	—	238,910	—	56,035	439,987
—Chief Financial Officer
R. Scott Wheeler(5)	2018	450,000	120,000	—	—	10,050	580,050
—President and Former Chief Financial Officer	2017	430,128	220,000	436,000	—	10,388	1,096,516
	2016	325,000	—	—	—	10,600	335,600
Angie Moss	2018	300,000	75,000	—	—	11,000	386,000
—Chief Accounting Officer	2017	294,167	115,000	261,000	—	10,377	680,544
	2016	265,000	—	—	—	8,883	273,883

(1)

For 2018, amounts in the bonus column were paid pursuant to the terms of the applicable NEO’s employment agreement, as described above under the heading “Compensation Decision and Analysis 2018.” For 2017, the amounts with respect to Mr. Wheeler and Ms. Moss also include transaction bonuses of $100,000 and $40,000, respectively.

(2)

Reflects the aggregate grant date fair value of stock options granted to our NEOs, calculated in accordance with FASB ASC Topic 718, disregarding estimated forfeitures.  For additional information regarding the assumptions underlying this calculation, please see Note 14 to our consolidated financial statements, which is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See the section of our Compensation Discussion and Analysis above entitled “Elements of 2018 Compensation” and the “Grants of Plan-Based Awards Table” below for additional information regarding these awards.

(3)

For Mr. Wheeler and Ms. Moss reflects employer matching contributions to the Company’s defined contribution retirement plan. For Mr. Mahajan, includes reimbursement for expenses related to his commencement of employment including: $28,895 for travel, $14,381 for hotel, and $12,759 for cell phone, internet and US Visa fees and legal expenses

(4)	Mr. Mahajan was appointed to be our Chief Financial Officer effective as of September 6, 2018.
(5)	In addition to serving as our President, Mr. Wheeler served as our Chief Financial Officer until September 6, 2018.

Grants of Plan-Based Awards Table

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
Don Daseke	—		—	—	—	—
Bharat Mahajan	10/1/2018	(2)	—	70,000	8.02	$238,910
R. Scott Wheeler	—		—	—	—	—
Angie Moss	—		—	—	—	—

(1)

Amounts in this column represent the grant date fair value of each equity award granted to our NEOs in 2018 computed in accordance with FASB ASC 718. For additional information regarding the assumptions underlying this calculation, please see Note 14 to our consolidated financial statements, which is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For additional information regarding the awards reported in this table, please see the section of our Compensation Discussion and Analysis above entitled “Elements of 2018 Compensation”.

(2)	These options vest and become exercisable in 20% installments on each of the first five anniversaries of the date of grant.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

We have entered into employment agreements with each of our NEOs. The employment agreements of Mr. Daseke and Mr. Wheeler each had an initial five-year term, but were amended effective as of August 30, 2018 to provide for a term ending on June 30, 2023. The employment agreements of Mr. Mahajan and Ms. Moss have initial five-year and three-year terms, respectively. The employment agreements provide that these terms will be automatically extended for successive one-year periods unless either party provides written notice of termination at least 60 days prior to the date the then-current employment term would otherwise end. The employment agreements provide for annual salaries of at least $550,000, $400,000, $450,000, and $300,000 for each of Mr. Daseke, Mr. Mahajan, Mr. Wheeler and Ms. Moss, respectively, and target annual cash bonus opportunities of at least $150,000, $225,000, $350,000 and $150,000, respectively, with the ability to be greater than or less than the target amount based upon the attainment of performance goals and milestones determined by the compensation committee. The NEOs are able to participate in the same incentive compensation and benefit plans in which other senior executives of the Company are eligible to participate.

Pursuant to the terms of each employment agreement, each NEO is entitled to severance payments in certain limited circumstances. Severance benefits to be provided under the employment agreements are described in more detail below in the section titled “Potential Payments Upon Termination or Change in Control.”

Each of the employment agreements between each NEO and the Company contains a “clawback” provision that enables the Company to recoup any amounts paid to an executive as an annual bonus or incentive compensation under his or her employment agreement if so required by applicable law, any applicable securities exchange listing standards or any clawback policy adopted by the Company. If amounts payable to such executive under his or her employment agreement or otherwise exceed the amount allowed under Section 280G of the Code for such executive (thereby subjecting the executive to an excise tax), then such payments due to the executive officer under the employment agreement will either (i) be reduced (but not below zero) so that the aggregate present value of the payments and benefits received by the executive is $1.00 less than the amount which would otherwise cause the executive to incur an excise tax under Section 4999 of the Code or (ii) be paid in full, whichever produces the better net after-tax position to the executive.

Outstanding Equity Awards At Fiscal Year-End Table

The following table reflects information regarding outstanding equity-based awards held by our NEOs as of December 31, 2018.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date
Don Daseke	26,000	104,000	9.98	2/27/2027
Bharat Mahajan	0	70,000	8.02	10/1/2028
R. Scott Wheeler	20,000	80,000	9.98	2/27/2027
Angie Moss	12,000	48,000	9.98	2/27/2027

(1)

The option awards for Messrs. Daseke and Wheeler and Ms. Moss reported in these columns are subject to time-based vesting conditions, pursuant to which 20% of the options become exercisable on each of the first five anniversaries of the date of grant (February 27, 2017). The option awards for Mr. Mahajan reported in these columns will become exercisable in 20% increments on each of the first five anniversaries of the date of grant (October 1, 2018). The treatment of these awards upon certain termination and change in control events is described under “Potential Payments Upon a Termination or Change in Control” below.

Potential Payments Upon Termination or Change in Control

Employment Agreements

As described above in the section entitled “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table,” we have entered into employment agreements with each of our NEOs. The following summarizes the impact of certain termination events or the occurrence of a “change of control” on each NEO’s entitlement to severance and other benefits under these employment agreements.

If the employment of Messrs. Daseke, Mahajan and Wheeler or Ms. Moss is terminated by the Company for cause or by the executive without good reason, such executive will be entitled to receive (i) all accrued salary through the date of termination and (ii) any post-employment benefits due under the terms and conditions of the Company’s benefits plans. The executive will not be entitled to any additional amounts or benefits as the result of a termination of employment for cause or by the executive without good reason.

During the initial three years of employment under the employment agreements of Messrs. Daseke, Mahajan and Wheeler, the executive may only be terminated by the Company for cause. If the employment of Messrs. Daseke, Mahajan and Wheeler or Ms. Moss is terminated by the Company without cause (after the three year anniversary of the effective date of the agreement for Messrs. Daseke, Mahajan and Wheeler) or by the executive for good reason (including a voluntary resignation following notice from the Company of non-renewal), such executive will be entitled to receive (i) an amount equal to one and one-half times (two times for Mr. Mahajan and one times for Ms. Moss) his or her base salary in effect immediately prior to the date of termination of his or her employment, (ii) an amount equal to one and one-half times (two times for Mr. Mahajan and one times for Ms. Moss) his or her target annual bonus (or actual bonus for Mr. Mahajan) for the year preceding the year in which termination occurs, (iii) accelerated vesting of (A) outstanding unvested time-based equity which would have otherwise become vested in the calendar year of the executive’s termination had the executive’s employment under the employment agreement continued through the end of such calendar year and (B) unless otherwise provided in an applicable award agreement, the service condition relating to outstanding unvested performance-

based equity pro-rated for the applicable performance period during which the executive would have been employed had the executive’s employment under the employment agreement continued through the end of the calendar year of the executive’s termination (but the vesting of such performance-based awards shall remain subject to the applicable performance conditions) and (iv) reimbursements equal to the difference between monthly amounts owed by the executive to continue coverage for the executive and his or her eligible dependents under the Company’s group health plans pursuant to the Consolidated Omnibus Reconciliation Act of 1985, as amended (“COBRA”), and the contribution amount owed by similarly situated employees for the same or similar healthcare coverage, if the executive timely and properly elects COBRA coverage and until the earlier of the date such executive is no longer eligible for COBRA coverage, receives such coverage under another employer’s group health plan or 18 months (12 months for Mr. Mahajan and Ms. Moss) following the date of termination (“COBRA Payments”). Payments made to the executive under this paragraph will be made in installments over a period of 18 months (24 months for Mr. Mahajan and 12 months for Ms. Moss), subject to the earlier payment of certain of such installments as provided in the employment agreements to ensure such payments are not considered nonqualified deferred compensation under certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, for Mr. Mahajan, the employment agreement provides for a supplemental severance payment if his employment is terminated without cause or for good reason prior to the date on which Mr. Mahajan obtains permanent resident status in the United States.  The supplemental severance payment will be equal to the taxable gain, if any, incurred by him in connection with the sale of his residence in the Dallas-Ft. Worth metropolitan area multiplied by the highest marginal United States individual federal income tax rate in effect as of such date; provided, however, that the maximum amount of the supplemental severance payment will be $75,000.

If the employment of Messrs. Daseke, Mahajan and Wheeler or Ms. Moss is terminated by the Company due to the executive’s death or disability, such executive will be entitled to receive (i) all accrued salary through the date of termination, (ii) an amount equal to the executive’s pro-rated target annual bonus, (iii) accelerated equity award vesting (under the same terms described above for termination without cause or for good reason), (iv) COBRA Payments, and (v) any post-employment benefits due under the terms and conditions of the Company’s benefit plans. The executive will not be entitled to any additional amounts or benefits as the result of a termination of employment due to death or disability.

Messrs. Daseke, Mahajan and Wheeler’s and Ms. Moss’s eligibility and entitlement, if any, to each severance payment and any other payment and benefit described above is subject to the execution and non-revocation of a customary release of claims agreement by such executive. Each such executive is also subject to general confidentiality obligations in his or her employment agreement as well as non-compete and non-solicitation restrictions for a period of 18 months (24 months for Mr. Mahajan and 12 months for Ms. Moss).

Under the employment agreements, “good reason” generally means the occurrence of any of the following, without the applicable employee’s consent: (i) relocation of the geographic location of an executive’s principal place of employment by more than 50 miles; (ii) a material diminution in the executive’s position, responsibilities or duties or the assignment of the executive to a position, responsibilities or duties of a materially lesser status or degree of responsibility than his or her position, responsibilities or duties; (iii) any material breach by the Company of any provision of the executive’s employment agreement; or (iv) non-renewal by the Company of the then-existing initial term or renewal term of the executive’s employment agreement; provided, however, that for Mr. Mahajan, a material diminution in duties and non-renewal by the Company of a renewal term of his employment agreement will not constitute “good reason.”

Under the employment agreements, “cause” generally means (i) the commission by the executive of fraud, breach of fiduciary duty, theft, or embezzlement against the Company, its subsidiaries, affiliates or customers; (ii) the executive’s willful refusal without proper legal cause to faithfully and diligently perform his or her duties; (iii) the breach of the confidentiality, non-competition, non-solicitation and intellectual property provisions in the executive’s employment agreement or the material breach of any other written agreement between the executive and one or more members of affiliated entities including the Company and its direct and indirect subsidiaries; (iv) the executive’s conviction of, or plea of guilty or nolo contendere to, a felony (or state law equivalent) or any crime involving moral turpitude; (v) willful misconduct or gross negligence by the executive in the performance of duties to the Company that has or could reasonably be expected to have a material adverse effect on the Company; or (vi) the executive’s material breach and violation of the Company’s written policies pertaining to sexual harassment, discrimination or insider trading; provided, however, that for Mr. Mahajan, “cause” also means his failure to establish a residence in the Dallas-Ft. Worth metropolitan area prior to August 15, 2019.

Stock Options

Pursuant to the terms of the Plan, the Amended and Management Stock Ownership Program and the award agreements underlying the awards held by our NEOs, upon a “change in control,” all unvested options will become exercisable as of the date of the change in control unless a replacement award is granted by the resulting entity.

Under the Plan, “change in control” generally means the occurrence of any of the following events: (i) acquisition of beneficial ownership of more than 50% of the combined voting power of securities entitled to vote in the election of members of the Board, (ii) individuals who serve as members of the Board as of the effective date of the Plan (or members of the Board whose election or nomination to the Board was approved by a vote of the current directors of the Board) ceasing to constitute the majority of the Board, (iii) consummation of a reorganization, merger or consolidation or sale of all or substantially all of the assets of the Company unless (A) the Company’s pre-transaction stockholders hold at least 50% of the voting power of the resulting entity, (B) no person owns more than 50% of the common stock of the resulting entity and (C) at least a majority of the board of directors of the resulting entity is composed of members of the Company’s pre-transaction Board, or (iv) approval by the Company’s stockholders of a complete liquidation or dissolution of the Company.

The foregoing description is not intended to be a comprehensive summary of the employment agreements and is qualified in its entirety by reference to such agreements, which are on file with, or will subsequently be filed with, the SEC. The following table sets forth the payments and benefits that would be received by each NEO in the event a termination of employment or a change in control of the Company had occurred on December 31, 2018, over and above any payments or benefits he otherwise would already have been entitled to or vested in on such date under any employment contract or other plan of the Company.

Name	Termination of Employment by the Company Without Cause or by Executive for Good Reason ($)		Termination of Employment by Death or Disability ($)		Termination of Employment by the Company Without Cause or by Executive for Good Reason following Change in Control ($)		Termination of Employment by the Company for Cause or by Executive Without Good Reason ($)	Change in Control ($)
Don Daseke
Cash Payments	1,050,000	(1)	150,000	(2)	1,050,000	(1)	—	—
Accelerated Equity(3)	—		—		—		—	—
Reimbursement of COBRA Premiums(4)	4,695		4,695		4,695		—	—
Total	1,054,695		154,695		1,054,695		—	—
Bharat Mahajan
Cash Payments	875,000	(1)	225,000	(2)	875,000	(1)	—	—
Accelerated Equity(3)	—		—		—		—	—
Reimbursement of COBRA Premiums(4)	6,107		6,107		6,107		—	—
Total	881,107		231,107		881,107		—	—
R. Scott Wheeler
Cash Payments	1,200,000	(1)	350,000	(2)	1,200,000	(1)	—	—
Accelerated Equity(3)	—		—		—		—	—
Reimbursement of COBRA Premiums(4)	8,618		8,618		8,618		—	—
Total	1,208,618		358,618		1,208,618		—	—
Angie Moss
Cash Payments	450,000	(1)	150,000	(2)	450,000	(1)	—	—
Accelerated Equity(3)	—		—		—		—	—
Reimbursement of COBRA Premiums(4)	3,331		3,331		3,331		—	—
Total	453,331		153,331		453,331		—	—

(1)

Represents the sum of 1.5 times for Messrs. Daseke and Wheeler, and 1.0 times for Ms. Moss, the sum of such individual’s base salary and 2018 target annual bonus. For Mr. Mahajan, represents the sum of 2.0 times his base salary and 1.0 times his supplemental severance payment, which is calculated at the maximum possible amount for purposes of this table.

(2)	Represents the applicable executive’s 2018 target annual bonus.

(3)

The closing price of a share of the Company’s common stock on December 31, 2018 was $3.68, which is less than the exercise price of options that would become exercisable upon termination of employment or a change in control.  As such, no value is included here for the acceleration of the options.

(4)

Represents the sum of the COBRA reimbursement amounts for a period of 18 months for Messrs. Daseke and Wheeler and 12 months for Mr. Mahajan and Ms. Moss, which is the longest period of time that each executive would be entitled to the COBRA reimbursement pursuant to the terms of the applicable employment agreement. The COBRA reimbursement amount is based on 2019 premiums, which are assumed for purposes of this table to remain the same for the full COBRA reimbursement period.

Director Compensation

Annual Cash Compensation

Our directors who also serve as employees of the Company do not receive additional compensation for their services as directors. Directors who are not also employees receive an annual retainer in the amount of $75,000 and, as applicable, an annual fee for serving as the chair of the audit committee in the amount of $15,000, as the chair of the compensation committee in the amount of $10,000 and as the chair of the corporate governance and nominating committee in the amount of $10,000. The annual retainer and committee fees are paid quarterly.

For 2019, the annual cash compensation package for non-employee directors will not change.

Equity Compensation

In addition to annual cash compensation described above, in 2018 our non-employee directors received an annual grant of 5,252 restricted stock units worth $50,000, which generally vest on July 1, 2019, the first anniversary of the date of grant.

The following table presents information regarding compensation earned by the non-employee directors for their board service during the year ended December 31, 2018.

Name	Fees earned or paid in cash ($)(1)	Stock awards($)(2)	Option awards ($)(3)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total ($)
Daniel J. Hennessy	85,000	52,152	—	—	—	—	137,152
Brian Bonner	75,000	52,152	—	—	—	—	127,152
Kevin M. Charlton	85,000	52,152	—	—	—	—	137,152
Ronald Gafford	75,000	52,152	—	—	—	—	127,152
Jonathan Shepko	75,000	52,152	—	—	—	—	127,152
Mark Sinclair	90,000	52,152	—	—	—	—	142,152

(1)

Represents (i) annual directors’ fees of $75,000 for all non-employee directors; (ii) for Mr. Hennessy, an annual fee of $10,000 for chairing the Corporate Governance and Nominating Committee; (iii) for Mr. Charlton, an annual fee of $10,00 for chairing the Compensation Committee; and (iv) for Mr. Sinclair, an annual fee of $15,000 for chairing the Audit Committee.

(2)

Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock units granted to non-employee directors during fiscal year 2018. For additional information regarding the assumptions underlying this calculation, please see Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K. As of December 31, 2018, each non-employee director held 5,252 outstanding restricted stock units, which generally vest on July 1, 2019, the first anniversary of the date of grant.

(3)

As of December 31, 2018, with the exception of Mr. Sinclair, each non-employee director held 25,000 outstanding options, 5,000 of which became exercisable on February 27, 2018, with the remainder becoming exercisable in equal installments on each of February 27, 2019, 2020, 2021 and 2022. As of December 31, 2018, Mr. Sinclair, held 20,000 outstanding options exercisable in equal installments on each of February 27, 2019, 2020, 2021 and 2022.

In addition, our non-employee directors are reimbursed for all out-of-pocket expenses incurred in connection with attending Board or committee meetings. Each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

Process for Determining Non-Employee Director Compensation

The compensation committee conducts an annual review of director compensation and benefits, including cash, equity-based awards and other compensation. In determining non-employee director compensation, the Board will consider whether a director’s independence may be jeopardized if: (i) director compensation and perquisites exceed market levels for similarly-situated companies, (ii) the Company makes substantial charitable contributions to organizations with which a director is affiliated, (iii) the Company enters into consulting contracts with (or provides other indirect forms of compensation to) a director or an organization with which the director is affiliated, and/or (iv) the director has some other business relationship with the Company or its executives that might compromise their independence.

In determining non-employee director compensation, the compensation committee seeks advice from the independent compensation consultants who are retained by the Board to, among other functions, analyze compensation and develop initial recommendations as to the amount and form of compensation to be paid to the Company’s non-employee directors, including pay mix. After the Board’s review of this information with the compensation consultant, the compensation committee recommended that the Board approve the 2018 compensation package, and the Board approved the compensation package for 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2018 based on information filed with the SEC or obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors (including our nominees) that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Approximate
		Percentage of
	Number of Shares	Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Common Stock
Don R. Daseke(2)	18,001,769	27.93%
Daniel J. Hennessy	640,998	0.99%
Brian Bonner	56,373	0.09%
Ron Gafford	78,498	0.12%
Mark Sinclair	15,000	0.02%
Kevin M. Charlton	138,824	0.22%
Jonathan Shepko	15,142	0.02%
R. Scott Wheeler	166,825	0.26%
Bharat Mahajan	16,033	0.02%
Angie Moss	32,366	0.05%
All directors and executive officers as a group (10 individuals)	19,161,828	29.73%
Zazove Associates, LLC(3)	4,526,650	7.02%
Osterweis Capital Management, Inc.(4)	4,347,850	6.75%
BlackRock, Inc.(5)	3,213,698	4.99%
Lyons Capital, LLC(6)	3,114,247	4.83%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 15455 Dallas Parkway, Suite 550, Addison, Texas 75001.
(2)

The shares reported in the above table also include shares held of record by Barbara Daseke, his spouse, by The Walden Group, Inc., an entity of which Mr. Daseke is the President and majority stockholder, and by Walden Management Co. Pension, an entity of which Mr. Daseke is the sole trustee. Mr. Daseke disclaims beneficial ownership of the shares held of record by Ms. Daseke, The Walden Group, Inc., and Walden Management Co. Pension except to the extent of his pecuniary interest therein. The Walden Group owns 16,337,314 common shares in Daseke, Inc. Walden Management Co. Pension owns 76, 000 common shares in Daseke, Inc.

(3)

Comprised of approximately 4,526,650 shares of Common Stock, which includes 98,325 warrants. Information is based on a Schedule 13G filed with the SEC on January 29, 2019 by (i) Zazove Associates, LLC, (ii) Zazove Associates, Inc., and (iii) Gene T. Pretti. Business Address: 1001 Tahoe Blvd., Incline Village, NV 89451.

(4)

Comprised of approximately 4,347,850 shares of Common Stock issuable upon conversion of 500,000 shares of Series A Convertible Preferred Stock, convertible at the rate of 8.6957 shares of Common Stock per 1 share of Series A Convertible Preferred Stock. Information is based on a Schedule 13G/A filed with the SEC on February 14, 2019 by (i) Osterweis Capital Management, Inc., (ii) Osterweis Capital Management, LLC, (iii) John S. Osterweis, and (iv) Carl P. Kaufman. Business Address: One Maritime Plaza, Suite 800, San Francisco, CA 94111.

(5)

Comprised of approximately 3,213,698 shares of Common Stock. Information is based on a Schedule 13G/A filed with the SEC on February 11, 2019 by BlackRock, Inc. Business Address: 55 East 52nd Street New York, NY 10055.

(6)

Comprised of approximately 3,114,247 shares of Common Stock. Information is based on a Schedule 13G filed with the SEC on June 11, 2018 by (i)  Lyons Capital, LLC, (ii) The Lyons Community Property Trust, dated June 15, 1979, and (iii) Phillip N. Lyons. Business Address of Lyons Capital, LLC and The Lyons Community Property Trust: 5000 Birch Street, Suite 5500 Newport Beach, CA 92660. Business Address of Phillip N. Lyons 36 Harbor Island Newport Beach, CA 92660.

Item 13. Certain Relationships and Related Transactions and Director Independence

In May 2015, Hennessy Capital Partners II LLC (“Hennessy LLC”) purchased 5,031,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.005 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20.0% of the outstanding shares upon completion of the initial public offering of Hennessy Capital. In May 2015, Hennessy LLC transferred 50,000 founder shares to each of Messrs. Bell, Sullivan, Burns and Shea, the former independent directors, 35,000 to Mr. Petruska, the former Executive Vice President, Chief Financial Officer and Secretary, 200,000 to Mr. Charlton, the former President and Chief Operating Officer, and a current director of the Company, and 5,000 to Charles B. Lowrey II, an advisor to the Company. The 5,031,250 shares held by the Company’s initial stockholders prior to the exercise of the over-allotment option included 656,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. Since the underwriters did not exercise the over-allotment option in full, Hennessy LLC forfeited 41,273 of its founder shares, which were canceled by the Company.

Hennessy LLC purchased 15,080,756 private placement warrants for a purchase price of $0.50 per warrant, or $7,540,378 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the initial public offering and the closing of the over-allotment option for the initial public offering. Each private placement warrant entitles the holder to purchase one-half of one share of the common stock at $5.75 per share. Warrants may be exercised only for a whole number of shares of common stock. The private placement warrants (including the common stock issuable upon exercise of the private placement warrants) could not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of the merger transaction.

In connection with the merger transaction, Hennessy Capital entered into a registration rights agreement with respect to the founder shares and private placement warrants. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company bears the costs and expenses of filing any such registration statements.

Upon consummation of the merger transaction, the following persons received the following number of shares of the Company’s common stock:

Number of
Name	Shares
Don R. Daseke	1,308,795
Barbara Daseke	28,841
The Walden Group, Inc.(1)	13,757,629
Brian J. Bonner	43,261
Gafford Investments, Ltd.	57,682
Daseke Trucking Preferred, LP	865,224
Lenox Hill Capital, LLC	34,609
R. Scott Wheeler	136,273
Angie J. Moss	27,255

(1)

The Walden Group, Inc., an entity of which Mr. Daseke is the President and majority stockholder. Mr. Daseke disclaims beneficial ownership of the shares held of record by Ms. Daseke and The Walden Group, Inc. except to the extent of his pecuniary interest therein.

On February 27, 2017, the Company entered into an amended and restated registration rights agreement with certain stockholders, including Don R. Daseke, The Walden Group, Inc., Brian J. Bonner, Gafford Investments, Ltd., Daseke Trucking Preferred, LP, Lenox Hill Capital, LLC, and R. Scott Wheeler.

On February 14, 2018, the Company and a certain stockholder, Kevin Charlton, entered into an underwriting agreement with Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters named therein, in connection with an underwritten public offering of the Company’s common stock. The selling stockholder received approximately $0.8 million of net proceeds from this offering, before expenses. We received approximately $84.6 million of net proceeds from this offering, before expenses.

The Company has entered into indemnification agreements with each of its directors and executive officers.

Our audit committee must review and approve any related person transaction we propose to enter into in which the amount involved exceeds $120,000. The audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of the Company and its stockholders. A summary of such policies and procedures is set forth below.

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

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

•	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;
•	whether there are business reasons for us to enter into the transaction;
•	whether the transaction would impair the independence of an outside director;
•

whether the transaction would present an improper conflict of interest for any director or executive officer taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of the director’s, executive officer’s or related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant; and

•	any pre-existing contractual obligations.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from voting on the approval of the transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid to Grant Thornton LLP (“Grant Thornton”) for audit, audit related and tax fees for the years ended December 31, 2017 and December 31, 2018.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services provided in connection with regulatory filings and includes interim procedures, quarterly reviews and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for tax return preparation and tax planning and advice.

	2017 Fees	2018 Fees
Audit Services	$906,264	$2,322,778
Audit-Related Services(1)	427,331	42,100
Tax Services	495,444	767,374
All Other Services	—	—
Total	$1,829,039	$3,132,252

(1)	Audit-related services are comprised of registration statements, proxy statements, S-X 3-05 interim reviews and accounting consultation in 2017 and audit of a benefit plan in 2017 and 2018.

The audit committee determined that the services provided by Grant Thornton were compatible with Grant Thornton’s independence as the independent registered public accounting firm during 2017 and 2018.

Pre-Approval Policy

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

Part IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)(1) Financial Statements

The financial statements included in Item 8. Financial Statements and Supplementary Data above are filed as part of the Original Filing.

(2) Financial Statement Schedules

There are no financial statement schedules filed as part of this Form 10-K/A, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).
3.2	By-Laws of Daseke, Inc., as last amended and effective May 22, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 25, 2018).

Exhibit No.	Exhibit
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

10.12+

Second amendment to the Employment Agreement, dated August 30, 2018, by and between the registrant and R. Scott Wheeler (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed for the fiscal year ended December 31, 2018).

Exhibit No.	Exhibit
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

10.15+

Employment Agreement, effective January 16, 2019, by and between the registrant and Christopher R. Easter (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed for the fiscal year ended December 31, 2018).

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

Exhibit No.	Exhibit
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

21.1*	List of subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.3**	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.4**	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1***	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2***	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed with our Annual Report on Form 10-K filed with the SEC on March 8, 2019.
**	Filed herewith.
***	Previously furnished with our Annual Report on Form 10-K filed with the SEC on March 8, 2019.
+	Management contract or compensatory plan or arrangement.
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

DASEKE, INC.
(Registrant)
Date:	April 29, 2019	By:	/S/ Bharat Mahajan
Bharat Mahajan
Chief Financial Officer (Principal Financial Officer)