Form 10-Q
period 2019-03-31
Daseke, Inc.
filed 2019-05-06
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer
☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Capital Market

Common shares of the registrant outstanding at May 1, 2019 were 64,495,294.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, driver shortages and increases in driver compensation or owner-operator contracted rates, loss of senior management or key operating personnel, our ability to identify and execute future acquisitions successfully, seasonality and the impact of weather and other catastrophic events, fluctuations in the price or availability of diesel fuel, increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness, restrictions in its existing and future debt agreements, increases in interest rates, changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general, the impact of governmental regulations and other governmental actions related to the Company and its operations, litigation and governmental proceedings, and insurance and claims expenses. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2019.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$62.4	$46.0
Accounts receivable, net of allowance of $1.2 at March 31, 2019 and December 31, 2018	218.1	209.2
Drivers’ advances and other receivables	8.3	5.5
Current portion of net investment in sales-type leases	—	16.2
Parts supplies	4.9	4.9
Prepaid and other current assets	19.6	26.3
Total current assets	313.3	308.1

Property and equipment, net	598.8	572.7
Intangible assets, net	204.7	208.8
Goodwill	258.5	258.4
Right-of-use assets	98.5	—
Other long-term assets	26.0	42.9
Total assets	$1,499.8	$1,390.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29.7	$22.2
Accrued expenses and other liabilities	48.1	46.5
Accrued payroll, benefits and related taxes	25.5	21.7
Accrued insurance and claims	17.5	18.1
Current portion of long-term debt	64.1	63.5
Other current liabilities	48.4	21.9
Total current liabilities	233.3	193.9

Long-term debt, net of current portion	631.2	622.7
Deferred tax liabilities	125.4	126.8
Other long-term liabilities	72.3	0.5
Total liabilities	1,062.2	943.9

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at March 31, 2019 and December 31, 2018	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 64,469,672 and 64,455,174 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in-capital	434.9	433.9
Accumulated deficit	(61.5)	(51.0)
Accumulated other comprehensive loss	(0.8)	(0.9)
Total stockholders’ equity	437.6	447.0
Total liabilities and stockholders’ equity	$1,499.8	$1,390.9

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In millions, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Company freight	$206.2	$144.6
Owner operator freight	111.0	95.5
Brokerage	71.4	46.1
Logistics	12.4	10.7
Fuel surcharge	32.0	30.7
Total revenue	433.0	327.6

Operating expenses:
Salaries, wages and employee benefits	119.1	82.3
Fuel	35.0	33.4
Operations and maintenance	54.8	34.6
Communications	1.0	0.7
Purchased freight	146.6	117.7
Administrative expenses	16.1	12.2
Sales and marketing	1.2	0.6
Taxes and licenses	4.9	3.7
Insurance and claims	12.5	9.2
Acquisition-related transaction expenses	—	0.4
Depreciation and amortization	41.5	25.2
Gain on disposition of property and equipment	(0.4)	(0.1)
Total operating expenses	432.3	319.9
Income from operations	0.7	7.7

Other expense (income):
Interest income	(0.2)	(0.4)
Interest expense	12.7	10.3
Other	(0.6)	(1.0)
Total other expense	11.9	8.9

Loss before benefit for income taxes	(11.2)	(1.2)
Benefit for income taxes	(1.9)	(0.4)
Net loss	(9.3)	(0.8)

Other comprehensive loss:
Foreign currency translation adjustments, net of tax of $0.1 and $0.2, respectively	0.1	(0.3)
Comprehensive loss	(9.2)	(1.1)

Net loss	(9.3)	(0.8)
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.2)
Net loss attributable to common stockholders	$(10.5)	$(2.0)

Net loss per common share:
Basic and Diluted	$(0.16)	$(0.04)
Weighted-average common shares outstanding:
Basic and Diluted	64,469,642	54,315,736

Dividends declared per Series A convertible preferred share	$1.91	$1.91

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2019

(Unaudited)

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2019	650,000	$65.0	64,455,174	$—	$433.9	$(51.0)	$(0.9)	$447.0
Vesting of restricted stock units	—	—	14,498	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.0	—	—	1.0
Foreign currency translation adjustments	—	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	—	(9.3)	—	(9.3)
Balance at March 31, 2019	650,000	$65.0	64,469,672	$—	$434.9	$(61.5)	$(0.8)	$437.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended March 31, 2018

(Unaudited)

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Retained	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2018	650,000	$65.0	48,712,288	$—	$277.9	$7.3	$1.0	$351.2
Exercise of stock options	—	—	5,000	—	0.1	—	—	0.1
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Issuance of common stock	—	—	8,545,000	—	84.5	—	—	84.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)
Net loss	—	—	—	—	—	(0.8)	—	(0.8)
Balance at March 31, 2018	650,000	$65.0	57,262,288	$—	$363.4	$5.3	$0.7	$434.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(9.3)	$(0.8)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	37.2	23.3
Amortization of intangible assets	4.3	1.9
Amortization of deferred financing fees	0.7	0.7
Non-cash operating lease expense	6.6	—
Stock-based compensation expense	1.0	0.9
Deferred taxes	(1.9)	(0.5)
Bad debt expense	0.1	—
Gain on disposition of property and equipment	(0.4)	(0.2)
Gain on disposition of building	—	(0.8)
Deferred gain recognized on sales-type leases	—	(0.5)
Changes in operating assets and liabilities
Accounts receivable	(8.9)	(16.1)
Drivers’ advances and other receivables	(2.8)	—
Payments received on sales-type leases	—	3.0
Prepaid and other current assets	1.9	(2.3)
Accounts payable	7.5	1.7
Accrued expenses and other liabilities	0.4	3.9
Net cash provided by operating activities	36.4	14.2

Cash flows from investing activities
Purchases of property and equipment	(3.9)	(7.6)
Proceeds from sale of property and equipment	4.6	5.9
Net cash provided by (used in) investing activities	0.7	(1.7)

Cash flows from financing activities:
Advances on line of credit	314.7	212.6
Repayments on line of credit	(314.7)	(210.0)
Principal payments on long-term debt	(19.3)	(12.4)
Proceeds from Term Loan Facility	—	5.9
Proceeds from issuance of common stock	—	84.6
Series A convertible preferred stock dividends	(1.2)	(1.2)
Net cash provided by (used in) financing activities	(20.5)	79.5

Effect of exchange rates on cash and cash equivalents	(0.2)	—

Net increase in cash and cash equivalents	16.4	92.0
Cash and cash equivalents – beginning of period	46.0	90.7
Cash and cash equivalents – end of period	$62.4	$182.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$11.7	$9.6
Cash paid for income taxes	$—	$0.1

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$25.1	$—
Property and equipment sold for notes receivable	$0.4	$0.3
Property and equipment transferred to sales-type lease	$—	$1.3
Sales-type lease assets sold for notes receivable	$—	$9.2
Sales-type lease returns to sales-type lease assets	$—	$8.8
Right-of-use assets acquired	$8.1	$—

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Daseke, Inc.’s (the Company or Daseke) wholly-owned subsidiary Daseke Companies, Inc., was incorporated in December 2008 and began operations on January 1, 2009. Daseke is engaged in full service open-deck trucking that specializes primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2018 as set forth in the Company’s Current Report on Form 10-K, filed with the SEC on March 8, 2019.

Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on income from operations, net loss and comprehensive loss, the balance sheets or statements of cash flows.

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

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of March 31, 2019 and December 31, 2018, the balance of deferred finance charges was $15.5 million and $16.2 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $0.7 million for the three months ended March 31, 2019 and 2018, which is included in interest expense.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Contingent Consideration

The contingent consideration liabilities represent future payment obligations that relate to certain EBITDA thresholds related to the Company’s acquisitions over a defined period of time. See Note 3 for additional details on the future payment obligations connected to the Company’s acquisitions. The fair value of the Company’s contingent consideration liabilities are determined using estimates based on discount rates that reflect the risk involved and the projected EBITDA of the acquired businesses, therefore the liabilities are classified within Level 3 of the fair value framework. The balance of contingent consideration as of March 31, 2019 and 2018 was $21.9 million and $0.8 million, respectively. There was no change in the fair value for the three months ended March 31, 2019 and 2018.

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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it had 16 operating segments as of March 31, 2019 and 15 operating segments as of March 31, 2018 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

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

For the three months ended March 31, 2019 and 2018, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and outstanding stock options were not included in the computation of diluted earnings (loss) per share as their

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

effects were anti-dilutive. Additionally, for the three months ended March 31, 2019 and 2018, there was no dilutive effect from the Merger Agreement earn-out provision or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants).

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

Foreign Currency Gains and Losses

The functional currency for all operations except Canada is the U.S. dollar. The local currency is the functional currency for the Company’s operations in Canada. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into U.S. dollars are included as a separate component of stockholders’ equity in accumulated other comprehensive income until a partial or complete liquidation of the Company’s net investment in the foreign operation.

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

Assets Held for Sale

Assets held for sale is primarily comprised of revenue equipment in the Company’s lease purchase program and is recorded as a component of prepaid and other current assets on the consolidated balance sheets. Assets held for sale are not subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. Assets held for sale as of December 31, 2018, totaled $3.6 million, consisting of $2.7 million for the Flatbed Solutions segment and $0.9 million for the Specialized Solutions.

Following the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), the revenue equipment in the Company’s lease purchase program no longer meets the criteria for assets held for sale. See Note 2 for additional information on the adoption of ASU No. 2016-02. There were no assets held for sale as of March 31, 2019.

Revenue and Expense Recognition

The Company’s revenue and related costs are recognized when the Company satisfies its performance obligation(s) transferring goods or services to the customer and the customer obtains control of such goods and services. With respect to freight, brokerage, logistics and fuel surcharge revenue, these conditions are met, and the Company recognizes company freight, owner operator freight, brokerage and fuel surcharge revenue, over time, and logistics revenue, as the services are provided. While the Company may enter into master service agreements with its customers, a contract is not established until the customer specifically requests the Company’s services and the Company accepts.

The Company evaluates each contract for distinct performance obligations. In the Company’s business, a typical performance obligation is the transportation of a load including any highly interrelated ancillary services.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Freight Revenue

Freight revenue is generated by hauling customer freight using company owned equipment (company freight) and owner-operator equipment (owner-operator freight). Freight revenue is the product of the number of revenue-generating miles driven and the rate per mile received from customers plus accessorial charges, such as loading and unloading freight, cargo protection, fees for detained equipment or fees for route planning and supervision.

Brokerage Revenue

The Company regularly engages third-party capacity providers to haul loads. The Company is primarily responsible for fulfilling the promise to provide load transportation services, and has discretion in setting prices, along with the risk to fulfill the contract to the customer. Based upon this evaluation, the Company has determined that it is the principal and therefore, records gross revenues and expenses for brokerage services.

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

The Company has designated the following preference and practical expedients:

•

To not disclose remaining performance obligations when the expected performance obligation duration is one year or less. The vast majority of the Company’s services transfer control within a month of the inception of the contract with select specialized loads taking several months to allow for increased planning and permitting.

•	Recognize the incremental costs of obtaining or fulfilling a contract as an expense when incurred, as the amortization period of a potential asset would be recognized in one year or less.

•	Exclude taxes collected on behalf of government authorities from the Company’s measurement of transaction prices. Tax amounts are not included within net income or cost of sales.

New Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The Company adopted this pronouncement on January 1, 2019, which did not impact the consolidated financial statements.

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

NOTE 2 – LEASES

Change in Accounting Principle

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification (ASC) and creates Topic 842 (ASC 842), Leases. On January 1, 2019, the Company adopted ASC 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018. This Topic requires balance sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company has completed its evaluation of the requirements of ASC 842 and related amendments. As part of the Company’s evaluation, management compiled and analyzed contracts, identified the full lease population, implemented and populated leasing software and implemented new controls associated with adopting and adhering to the standard, and reviewed its accounting practices for revenue equipment that it leased to certain of its owner-operators.

The Company adopted this guidance as of January 1, 2019, using the optional transition method and elected the option to not apply ASC 842 to comparative periods, which continue to be presented under the accounting standards in effect for those periods.

Lessee

The adoption of this standard had a material impact on the Company’s financial position. Adoption of the new standard resulted in the recording of additional net lease assets, right-of-use assets and lease liabilities on the Company’s consolidated balance sheets of approximately $96.9 million and $96.9 million, respectively. The right-of-use assets recorded on the balance sheet include primarily trucking facilities and terminals and revenue equipment leases. The standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss, however, there have been additions and modifications to its existing financial disclosures.

The Company has designated the following preferences and practical expedients:

•	To not reassess whether any expired or existing contracts contain a lease;

•	Carryforward previous conclusions related to prior lease classification under the prior lease accounting standard to lease classification for existing leases under ASC 842;

•	To not reassess initial indirect costs;

•	Elect the hindsight practical expedient related to lease term and impairment;

•	Adopt the land easement practical expedient;

•	To not separate the non-lease components of a contract from the lease component for its office equipment asset class;

•	To not apply the recognition requirements to leases with terms of twelve months or less; and

•	To apply the portfolio approach in determination of the incremental borrowing rate.

The Company has capitalized operating and finance leases for various real estate including corporate offices, trucking facilities and terminals, warehouses, and tractor parking as well as various types of equipment including tractors, trailers, forklifts, and office equipment. New real estate lease agreements will typically have initial terms between 3-15 years and new equipment lease agreements will typically have initial

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

terms of 3-9 years. Leases with an initial term of 12 months or less ("short term leases") across all asset classes are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Some of the Company’s leases include one or more options to renew, with renewals that can extend the lease term from 1 to 5 years. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Rights and obligations related to lease agreements the Company has signed but that have not yet commenced are not material. The Company has certain lease agreements related to its revenue equipment that contain residual value guarantees. These residual value guarantees require the Company to return the revenue equipment at the end of the lease term in a certain condition as specified by the lessor in the lease agreement.

The Company determines whether an arrangement is classified as a lease at inception. The right-of-use assets and lease liabilities relating to operating leases are included in right-of-use assets, other current liabilities, and other long-term liabilities on the Company's consolidated balance sheets. The right-of-use assets and lease liabilities relating to finance leases are included in other long-term assets, current portion of long-term debt, and long-term debt, net of current portion on the Company's consolidated balance sheets. The Company's right-of-use assets represent its right to use the underlying assets for the lease term and the Company's right-of-use liabilities represent its obligation to make lease payments arising from the leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company's capitalized operating lease agreements generally do not provide an implicit rate. The Company developed an incremental borrowing rate based on the information available at the commencement date regarding the interest rate applicable to collateralized borrowings for a period similar to the original lease period. The incremental borrowing rates were used in determining the present value of lease payments which is reflected as the lease liability.

The following table reflects the Company’s components of lease expenses for the three months ended March 31, 2019 (in millions):

		Three Months Ended
		March 31,
	Classification	2019
Operating lease cost
Revenue equipment	Operations and maintenance	$5.8
Real estate	Administrative expense	4.2
Total operating lease cost		$10.0

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1.3
Interest on lease liabilities	Interest expense	0.2
Total finance lease cost		$1.5

Total lease cost(a)		$11.5
(a)	Short-term lease expense and variable lease expense are immaterial.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of assets and liabilities for operating and finance leases are as follows as of March 31, 2019 (in millions):

		March 31,
	Classification	2019
Assets
Capitalized operating lease right-of-use assets	Right-of-use assets	$98.5
Finance lease right-of-use assets	Other long-term assets	21.8
Total lease assets		$120.3

Liabilities
Capitalized operating lease liabilities:
Current	Other current liabilities	$26.5
Non-current	Other long-term liabilities	72.2
Total capitalized operating lease liabilities		$98.7

Finance lease liabilities:
Current	Current portion of long-term debt	$5.4
Non-current	Long-term debt, net of current portion	16.2
Total finance lease liabilities		$21.6

Total lease liabilities		$120.3

The following table is a summary of supplemental cash flows related to leases for the three months ended March 31, 2019 (in millions):

Three Months Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capitalized operating leases	$(8.0)
Operating cash flows from finance leases	(0.2)
Financing cash flows from finance leases	(1.5)
Right-of-use assets obtained in exchange for lease obligations:
Capitalized operating lease right-of-use assets	$8.1
Finance lease right-of-use assets	4.8

The following table is the future payments on leases  as of March 31, 2019 (in millions):

	Capitalized
	Operating	Finance
Year ending December 31,	leases	leases	Total
2019(1)	$23.4	$6.0	$29.4
2020	24.6	4.9	29.5
2021	17.8	4.7	22.5
2022	13.6	2.7	16.3
2023	10.0	3.2	13.2
Thereafter	25.6	0.8	26.4
Total lease payments	115.0	22.3	137.3
Less: interest	(16.3)	(0.7)	(17.0)
Present value of lease liabilities	$98.7	$21.6	$120.3
(1)	Nine months ending December 31, 2019

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a summary of weighted average lease terms and discount rates for leases as of March 31, 2019:

2019
Weighted-average remaining lease term (years)
Capitalized operating leases	5.48
Finance leases	3.42
Weighted-average discount rate
Capitalized operating leases	5.54%
Finance leases	4.39%

The following table is the future payments under lease agreements as of December 31, 2018 prior to adoption of ASC 842 (in millions):

	Capital Leases	Operating Leases
		Revenue	Office
Year ending December 31,		Equipment	and Terminals
2019	$5.7	$19.5	$11.9
2020	4.5	13.0	11.2
2021	4.3	5.7	9.5
2022	2.4	3.2	8.5
2023	2.9	0.3	6.6
Thereafter	0.8	—	23.0
Total minimum lease payments	$20.6	$41.7	$70.7
Loan amount attributable to interest	(2.4)
Total (Present value of minimum lease payments on capital leases)	18.2
Less: current portion	(4.8)
Long-term capital leases	$13.4

Lessor

The adoption of this standard had a material impact on the Company’s financial position, resulting in recording of additional property and equipment and reductions to net investment in sales-type leases and prepaid and other current assets on its consolidated balance sheets of approximately $59.4 million, $55.8 million, and $3.6 million, respectively. The additional assets recorded on the balance sheet in property and equipment include tractors and trailers leased under operating leases. The standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss, however, there have been additions and modifications to its existing financial disclosures.

The Company leases tractors and trailers to certain of its owner-operators and accounts for these transactions as operating leases. Historically, the Company has accounted for these equipment leases as sales-type leases. Under the new guidance, the Company's equipment leases no longer qualify for sales-type lease treatment and are now treated as operating leases. This change in accounting treatment resulted in the derecognition of net investment in sales-type leases and recording the associated assets as if the agreements were always operating leases. The Company will no longer recognize a lease receivable, unearned interest income, or deferred gain related to sales-type leases and will recognize income from operating leases as payments are received. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term. The Company's equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

The Company recorded depreciation expense of $4.9 million on its assets leased under operating leases for the three months ended March 31, 2019. Lease income from lease payments related to the Company's operating leases for the three months ended March 31, 2019, was $5.4 million.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is the future minimum receipts on leases as of March 31, 2019 (in millions):

Year ending December 31,	Amount
2019(1)	$17.4
2020	15.5
2021	10.8
2022	10.5
2023	2.2
Thereafter	0.1
Total minimum lease receipts	$56.5
(1)	Nine months ending December 31, 2019

The components of the net investment in sales-type leases as of December 31, 2018 prior to the adoption of ASC 842 are as follows (in millions):

2018
Minimum lease receivable	$78.1
Deferred gain	(10.1)
Net minimum lease receivable	68.0
Unearned interest income	(12.3)
Net investment in sales-type leases	55.7
Current portion	(16.2)
$39.5

The following table is the future minimum receipts on leases as of December 31, 2018 prior to the adoption of ASC 842 (in millions):

Year ending December 31,	Amount
2019	$16.2
2020	14.5
2021	11.0
2022	11.2
2023	2.6
Thereafter	0.2
Total	$55.7

NOTE 3 – ACQUISITIONS

The Company is a leading consolidator of the open-deck freight market in North America. From Daseke Companies, Inc.’s inception in late 2008, the Company and Daseke Companies, Inc. have successfully acquired 20 open-deck trucking companies. Negotiations and discussions with potential targets are an integral part of the Company’s operations, and the Company may be in varying stages of the acquisition process, from infancy to very mature, at any point in time. To date, the primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve, resulting in recognized goodwill.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the 2018 acquisitions (in millions):

(all amounts in U.S. dollars)
	Leavitt's	Builders	Kelsey Trail	Aveda
Accounts receivable	$1.9	$8.4	$2.3	$37.3
Parts supplies	0.1	0.3	—	—
Prepaid and other current assets	0.4	1.5	0.4	2.5
Property and equipment	8.5	29.4	9.2	89.8
Goodwill	5.1	14.7	3.3	7.7
Intangible assets	3.6	10.6	1.5	15.0
Other long-term assets	—	0.5	—	—
Deferred tax liability	—	(9.2)	(2.7)	(6.7)
Accounts payable and other liabilities	(4.9)	(19.9)	(8.0)	(30.0)
Total consideration paid (net of cash acquired)	$14.7	$36.3	$6.0	$115.6

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

Kelsey Trail Trucking

On July 1, 2018, the Company acquired 100% of the outstanding equity interests of Kelsey Trail Trucking Ltd. (Kelsey Trail), based in Saskatoon, Saskatchewan province, Canada. Total consideration paid was $6.2 million, consisting of $5.3 million in cash and 95,859 shares of Daseke common stock valued at $0.9 million. The cash consideration was funded with cash on hand. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of March 31, 2019, goodwill and deferred tax liability were decreased by $0.9 million to adjust the beginning balance of deferred taxes.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Aveda Transportation and Energy Services

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), pursuant to the Agreement and the Plan of Arrangement (the Agreement). Total consideration paid was $118.7 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, and the payoff of $54.8 million of outstanding debt. The Company will also pay to the holders of Aveda common shares up to C$0.45 in cash per Aveda common share, contingent on and based on Aveda’s Company EBITDA (as defined in the Agreement) meeting certain thresholds set forth in the Agreement for the period beginning June 1, 2018 and ending on May 1, 2019 or with agreement of the parties, July 1, 2018 to June 30, 2019. The contingent consideration for this earn-out has been valued at an estimated $21.2 million. The Aveda acquisition was a stock purchase; therefore, the value assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $1.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of March 31, 2019, goodwill and deferred tax liability were increased by $0.7 million to adjust the beginning balance of deferred taxes.

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of March 31, 2019 and December 31, 2018 (in millions):

	2019	2018
Insurance	$8.0	$7.4
Licensing, permits and tolls	5.5	5.6
Other prepaids	5.2	3.9
Assets held for sale	—	3.6
Highway and fuel taxes	0.9	1.4
Other assets	—	4.4
	$19.6	$26.3

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise. There was no goodwill impairment identified for three months ended March 31, 2019. The summary of changes in goodwill follows for the three months ended March 31, 2019 (in millions):

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2018	$101.5	$156.9	$258.4
Goodwill acquired and adjustments to previously recorded goodwill (net)	—	(0.2)	(0.2)
Foreign currency translation adjustment	—	0.3	0.3
Goodwill balance at March 31, 2019	$101.5	$157.0	$258.5

Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018 (in millions):

	As of March 31, 2019			As of December 31, 2018
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$33.8	$(14.5)	$19.3	$33.8	$(12.8)	$21.0
Customer relationships	130.9	(36.1)	94.8	130.9	(33.5)	97.4
Trade names	90.6	—	90.6	90.6	—	90.6
Foreign currency translation adjustment	—	—	—	(0.2)	—	(0.2)
Total intangible assets	$255.3	$(50.6)	$204.7	$255.1	$(46.3)	$208.8

As of March 31, 2019, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.8 and 10.2 years, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for intangible assets with definite lives was $4.3 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2019	$5.1	$7.0
2020	5.4	9.5
2021	4.7	9.5
2022	3.9	9.5
2023	0.2	9.5
Thereafter	—	49.8
Total	$19.3	$94.8

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows as of March 31, 2019 and December 31, 2018 (in millions):

	2019	2018
Revenue equipment	$712.4	$734.0
Buildings and improvements	63.3	61.9
Assets leased and available for lease under operating leases	65.1	—
Furniture and fixtures, office and computer equipment and vehicles	39.5	36.5
	880.3	832.4
Accumulated depreciation	(281.5)	(259.7)
	$598.8	$572.7

Depreciation expense on property and equipment was $30.3 million and $23.3 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense and accumulated depreciation on assets leased and available for lease under operating leases was $5.6 million as of and for the three months ended March 31, 2019.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of March 31, 2019 and December 31, 2018 (in millions):

	2019	2018
Unvouchered payables	$15.9	$11.7
Brokerage and escorts	11.7	12.6
Owner-operator deposits	8.5	9.3
Other accrued expenses	8.3	8.0
Fuel and fuel taxes	1.8	1.2
Sales and local taxes payable	1.3	3.3
Interest	0.6	0.4
	$48.1	$46.5

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2019 and December 31, 2018 (in millions):

	2019	2018
Term loan facility	$492.2	$493.5
Equipment term loans	197.0	190.7
Finance and capital leases	21.6	18.2
	710.8	702.4
Less current portion	(64.1)	(63.5)
Less unamortized debt issuance costs	(15.5)	(16.2)
Total long-term debt	$631.2	$622.7

Term Loan Facility

The Company has a $500.0 million term loan facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto (the Term Loan Facility) with a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.00% per annum and LIBOR (subject to a 1.00% floor) plus 5.00% per annum. At March 31, 2019, the average interest rate on the Term Loan Facility was 7.5%.

The Term Loan Facility is secured by all assets of the Company, except those assets collateralizing equipment and certain real estate lenders debt and subject to certain customary exceptions.

The Term Loan Facility contains a financial covenant requiring the Company to maintain a consolidated total leverage ratio as of the last day of any fiscal quarter of less than or equal to 4.00 to 1.00, stepping down to 3.75 to 1.00 on March 31, 2021. The consolidated total leverage ratio is defined as the ratio of (i) consolidated total debt minus unrestricted cash and cash equivalents and cash and cash equivalents restricted in favor of the administrative agent and the lenders, to (ii) consolidated Adjusted EBITDA for the trailing 12 month period (with customary add-backs permitted to consolidated Adjusted EBITDA, including in respect of synergies and cost-savings reasonably identifiable and factually supportable that are anticipated to be realized in an aggregate amount not to exceed 25% of consolidated Adjusted EBITDA and subject to other customary limitations).

The Term Loan Facility permits voluntary prepayments of borrowings. In certain circumstances (subject to exceptions, exclusions and, in the case of excess cash flow, step-downs described below), the Company may also be required to make an offer to prepay the Term Loan Facility if it receives proceeds as a result of certain asset sales, debt issuances, casualty or similar events of loss, or if it has excess cash flow (defined as an annual amount calculated using a customary formula based on consolidated Adjusted EBITDA, including, among other things, deductions for (i) the amount of certain voluntary prepayments of the Term Loan Facility and (ii) the amount of certain capital expenditures, acquisitions, investments and restricted payments). The percentage of excess cash flow that must be applied as a mandatory prepayment is 50%, 25% or 0% for excess cash flow periods for the year ending December 31, 2019 and beyond, depending upon the first lien leverage ratio.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ABL Facility

The Company has a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The ABL Facility’s maximum credit amount may be increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of March 31, 2019, the Company had a debit balance of $13.3 million, $12.2 million in letters of credit outstanding, and could incur approximately $87.8 million of additional indebtedness under the ABL Facility.

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

The ABL Facility was amended on June 15, 2018, to adjust margins, if necessary, on the ABL Facility beginning in the fiscal quarter ended September 30, 2018, to the applicable rates set forth in the following table corresponding to the average RLOC Utilization for the trailing 12 month period on the last day of the most recently completed fiscal quarter. RLOC Utilization at a particular date shall mean an amount equal to (a)(i) outstanding amount of Revolving Advances plus (ii) the outstanding amount of the Swing Loans plus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, divided by (b) Maximum Revolving Advance Amount, each as defined in the credit agreement.

RLOC Utilization	Base Rate Margins	LIBOR Rate Margins
Less than 33.3%	0.50%	1.50%
Greater than or equal to 33.3%, but less than 66.6%	0.75%	1.75%
Greater than or equal to 66.6%	1.00%	2.00%

At March 31, 2019, the interest rate on the ABL Facility was 6.00%.

The ABL Facility is secured by all of the Company’s U.S.-based accounts receivable, parts supplies, cash and cash equivalents excluding proceeds of Term Loan Facility, securities and deposit accounts and other general assets not included in the Term Loan Facility collateral.

The ABL Facility contains (i) a financial covenant similar to the consolidated total leverage ratio required under the Term Loan Facility requiring a leverage ratio of less than or equal to 4.00 to 1.00 for the fiscal quarter, stepping down to 3.75 to 1.00 on March 31, 2021 and (ii) during any period after a default or event of default or after excess availability falling below the greater of (x) $15.0 million and (y) 20% of the maximum credit amount, continuing until such time as no default or event of default has existed and excess availability has exceeded such amounts for a period of 60 consecutive days, a financial covenant requiring the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.00x, tested on a quarterly basis. The Company’s fixed charge coverage ratio is defined as the ratio of (1) consolidated Adjusted EBITDA minus unfinanced capital expenditures, cash taxes and cash dividends or distributions, to (2) the sum of all funded debt payments for the four-quarter period then ending (with customary add-backs permitted to consolidated Adjusted EBITDA).

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

As of March 31, 2019, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equipment Term Loans and Mortgages

As of March 31, 2019, the Company had term loans collateralized by equipment in the aggregate amount of $193.4 million with 41 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 9.0%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of March 31, 2019, the Company has a bank mortgage loan with a balance of $3.6 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020.

The interest rate and monthly payments will be adjusted on November 1, 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2020 (which will not be less than 3.7%). The bank mortgage loan matures November 1, 2023.

Finance and Capital Leases

The Company leases certain equipment under long-term finance and capital lease agreements that expire on various dates through May 2025. As of December 31, 2018, the book value of the property and equipment recorded under capital leases was $16.6 million, net of accumulated depreciation of $7.8 million. Depreciation expense related to capital lease equipment was $0.7 million for the three months ended March 31, 2018. See Note 2 for information on finance leases.

Future Payments

Future principal payments on long-term debt as of March 31, 2019 are as follows (in millions):

	Term Loan Facility	Equipment Term Loans	Total

2019	$5.0	$53.7	$58.7
2020	2.5	43.8	46.3
2021	2.5	35.7	38.2
2022	11.3	25.9	37.2
2023	2.5	24.6	27.1
Thereafter	468.4	13.3	481.7
Total long-term debt	$492.2	$197.0	$689.2

NOTE 9 – INCOME TAXES

The effective tax rates for the three months ended March 31, 2019 and 2018 were 17.3% and 32.4%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers. State tax rates vary among states and range from approximately 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The decrease in the effective tax rate from the prior period is due primarily to the fluctuation in the annualized projected pre-tax book income, and nondeductible transaction costs which were reflected in the 2018 quarterly effective tax rate calculations. Excluding the aforementioned transaction costs, permanently nondeductible items are materially similar to the prior period.

Regarding the new tax on global intangible low-taxed income (GILTI), which became applicable in 2018 as part of the Tax Cuts and Jobs Act of 2017 (TCJA), the Company will treat GILTI as a period cost if and when incurred.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2019, foreign deferred tax assets were reduced by $1.8 million resulting from the establishment of a valuation allowance with respect to certain foreign net operating loss carryforwards which the Company now believes are more likely than not to be unutilized before they expire.

There were no changes in uncertain tax positions during the three months ended March 31, 2019.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On June 6, 2018, as part of the consideration paid for the Aveda acquisition, the Company issued 1,612,979 shares of Daseke common stock valued at $15.4 million. See Note 3 for additional details about the Aveda acquisition.

On July 1, 2018, as part of the consideration paid for the Kelsey Trail acquisition, the Company issued 95,859 shares of Daseke common stock valued at $0.9 million. See Note 3 for additional details about the Kelsey Trail acquisition.

On August 1, 2018, as part of the consideration paid for the Builders acquisition, the Company issued 399,530 shares of Daseke common stock valued at $3.4 million. See Note 3 for additional details about the Builders acquisition.

As of March 31, 2019, the Company has approximately 1.2 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 11 for additional details about the Company’s stock-based compensation plan.

Preferred Stock

The Company has issued and outstanding 650,000 shares of Series A Preferred Stock with a redemption value of $65.0 million. The par value of Series A Preferred Stock is $0.0001 per share. Additional features of this preferred stock are as follows:

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. On February 27, 2019 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2019. On February 27, 2018 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2018.

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

Warrants

At March 31, 2019, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

The Company issued warrants (the Public Warrants) to purchase its common stock which were originally issued as part of units in the initial public offering (the IPO) of Hennessy (as defined below). There are 19,959,902 Public Warrants outstanding. The Company also issued 15,080,756 warrants (the Private Placement Warrants) to the sponsor in a private placement that closed simultaneously with the consummation of the IPO.

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

NOTE 11 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (the Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. Under the Plan, the Company is authorized to issue up to 4.5 million shares of common stock. All awards granted were authorized under the Plan. These awards generally vest annually on a pro-rata basis over a five-year period on the anniversary of each grant date. We also grant awards to our directors under the Plan. The awards granted to directors vest ratably over periods of one or five years annually on the anniversary of each grant date.

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures will be recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. Aggregate stock-based compensation charges, net of forfeitures, were $1.0 million and $0.9 million during the three months ended March 31, 2019 and 2018, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive loss. As of March 31, 2019, there was $6.5 million and $6.1 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 3.5 years for each of stock options and restricted stock units.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes stock option grants under the Plan:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)

Director Group	150,000	145,000	5 years	$9.98	$4.36
Employee Group	2,384,094	2,288,829	5 years	$9.22	$3.99
Total		2,433,829

The Company’s calculations of the fair value of stock options granted during the three months ended March 31, 2019 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions for the three months ended March 31, 2019:

Weighted average expected life	6.5 years
Risk-free interest rate	2.55% to 2.58%
Expected volatility	37.50% to 37.51%
Expected dividend yield	0.00%

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

A summary of option activity under the Plan as of March 31, 2019 and changes during the three months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2019	2,066,529	$10.23	8.5	$—
Granted	382,500	3.82
Forfeited or expired	(15,200)	10.58
Outstanding as of March 31, 2019	2,433,829	$9.21	8.5	$0.5

Exercisable as of March 31, 2019	586,420	$10.31	7.9	$—
Vested and expected to vest as of March 31, 2019	2,433,829	$9.21	8.5	$0.5

The stock options’ maximum contract term is ten years. The total weighted average fair value of options granted during the three months ended March 31, 2019 and 2018 was $0.6 million and $0.5 million, respectively.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Grant Date Fair Value (Per Unit)

Director Group	31,512	31,512	1 year	$9.93
Employee Group	1,568,655	711,009	5 years	$10.59
Total		742,521

A summary of restricted stock unit awards activity under the Plan as of March 31, 2019 and changes during the three months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2019	841,361	$10.44
Vested	(22,404)	14.25
Forfeited	(76,436)	10.76
Non-vested as of March 31, 2019	742,521	$10.34

NOTE 12 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under The Employee Retirement Income Security Act of 1974 (ERISA) provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of $1.4 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. The Company sponsored defined contribution profit-sharing plans, including 401(k) provisions, for substantially all employees of acquired companies whose plans were merged into the Retirement Plan effective January 1, 2019. Matching contributions for 401(k) defined contribution plans not yet merged into the Retirement Plan totaled approximately $0.1 million for the three months ended March 31, 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of March 31, 2019 totaling approximately $14.2 million, including those disclosed in Note 9. These letters of credit are related to liability and workers compensation insurance claims.

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

NOTE 14 – REPORTABLE SEGMENTS

The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations.

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $2.4 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $2.5 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three months ended March 31, 2019 and 2018 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2019
Total revenue	$167.9	$269.7	$(4.6)	$433.0
Company freight	55.2	153.9	(2.9)	206.2
Owner operator freight	68.5	43.8	(1.3)	111.0
Brokerage	25.3	46.1	—	71.4
Logistics	0.7	11.7	—	12.4
Fuel surcharge	18.2	14.2	(0.4)	32.0
Operating income (loss)	3.3	7.8	(10.4)	0.7
Depreciation	13.0	24.1	0.1	37.2
Amortization of intangible assets	1.7	2.6	—	4.3
Non-cash operating lease expense	2.4	4.1	0.1	6.6
Interest expense	2.6	3.3	6.8	12.7
Income (loss) before income tax	0.9	5.0	(17.1)	(11.2)
Total assets	497.7	935.5	66.6	1,499.8
Cash capital expenditures	2.8	0.6	0.5	3.9

Three Months Ended March 31, 2018
Total revenue	$145.0	$184.9	$(2.3)	$327.6
Company freight	45.2	100.8	(1.4)	144.6
Owner operator freight	59.3	36.7	(0.5)	95.5
Brokerage	23.0	23.2	(0.1)	46.1
Logistics	0.7	10.0	—	10.7
Fuel surcharge	16.8	14.2	(0.3)	30.7
Operating income (loss)	7.0	5.1	(4.4)	7.7
Depreciation	7.0	16.3	—	23.3
Amortization of intangible assets	0.4	1.5	—	1.9
Interest expense	1.8	2.5	6.0	10.3
Income (loss) before income tax	5.2	3.6	(10.0)	(1.2)
Total assets	378.6	672.5	159.4	1,210.5
Cash capital expenditures	0.5	6.9	0.2	7.6

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – LOSS PER SHARE

	Three Months Ended
	March 31,
(in millions, except per share data)	2019	2018

Numerator:
Net loss	$(9.3)	$(0.8)
Less Series A preferred dividends	(1.2)	(1.2)
Net loss attributable to common stockholders	$(10.5)	$(2.0)

Denominator:
Weighted-average shares outstanding - Basic	64.5	54.3
Weighted-average shares outstanding - Equivalents	—	—
Weighted-average shares outstanding - Diluted	64.5	54.3

Basic and diluted EPS	$(0.16)	$(0.04)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Introductory Note

On February 27, 2017, Hennessy Capital Acquisition Corp. II (Hennessy), a special purpose acquisition corporation, consummated the merger of Hennessy’s wholly-owned subsidiary with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination). Upon consummation of the Business Combination, Daseke, Inc. changed its name to Daseke Companies, Inc. and Hennessy changed its name to Daseke, Inc.

Daseke is a leading provider and consolidator of transportation and logistics solutions focused exclusively on flatbed and specialized (open-deck) freight in North America. The transportation and logistics market is one of the largest industries in the United States. The flatbed and specialized freight market currently represents approximately 10% of the more than 1.5 million population of trucks used in the broader transportation and logistics market.

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

Recent Developments

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda, for total consideration of $118.7 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, and the payoff of $54.8 million of outstanding debt. Aveda transports equipment required for the exploration, development and production of petroleum resources in the United States and Canada, expanding the Specialized Segment.

On August 1, 2018, the Company acquired all of the outstanding shares of Builders based in Memphis, Tennessee for total consideration of $36.3 million, consisting of $30.0 million in cash, 399,530 shares of Daseke common stock valued at $3.4 million and the assumption by the Company of $2.9 million of long-term debt. Builders transports metals and building materials, expanding the Flatbed Segment.

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

How The Company Evaluates Its Operations

The Company uses a number of primary indicators to monitor its revenue and expense performance and efficiency, including Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss), and its key drivers of revenue quality, growth, expense control and operating efficiency. Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss) are not recognized measures under GAAP and should not be considered alternatives to, or more meaningful than, net income (loss), cash flows from operating activities, operating income, operating ratio, operating margin or any other measure derived in accordance with GAAP. See “Non-GAAP Financial Measures” for more information on the Company’s use of these non-GAAP measures, as well as a description of the computation and reconciliation of the Company’s Adjusted EBITDA, Free Cash Flow, and Adjusted Net Income (Loss) to net income (loss) and Adjusted Operating Ratio to operating ratio.

Revenue

The Company records four types of revenue: freight (company and owner operator), brokerage, logistics and fuel surcharge. Freight revenue is generated by hauling freight for the Company’s customers using its trucks or its owner-operators’ equipment. Generally, the Company’s customers pay for its services based on the number of miles in the most direct route between pick-up and delivery locations and other ancillary services the Company provides. Freight revenue is the product of the number of revenue-generating miles driven and the rate per mile the Company receives from customers plus accessorial charges, such as loading and unloading freight for its customers, cargo protection, fees for detaining its equipment or fees for route planning and supervision. Freight revenue is affected by fluctuations in North American economic activity as well as changes in specific customer demand, the level of capacity in the industry and driver availability.

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

Fuel surcharges are designed to compensate the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers. However, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel efficiency due to engine idle time and other factors and to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. In general, a declining energy and fuel price environment, such as in the fourth quarter of 2018, negatively affects the Company’s fuel surcharge revenues, and conversely, an environment with rising fuel and energy prices benefits its fuel surcharge revenues. Although the Company’s surcharge programs vary by customer, they typically involve a computation based on the change in national or regional fuel prices. The Company’s fuel surcharges are billed on a lagging basis, meaning it typically bills customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Also, its fuel surcharge programs typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.

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

•

Leavitt’s Acquisition – Effective August 1, 2018, a Company subsidiary acquired 100% of the outstanding equity interests of Leavitt’s, to strengthen its operations in Central Oregon and expand its capabilities to the lumber industry.

The Company refers to the acquisitions described above collectively as the “Flatbed Solutions Acquisitions.”

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

The Company refers to the acquisitions described above collectively as the “Specialized Solutions Acquisitions.”

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

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended March 31,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$206.2	47.6	$144.6	44.1	$61.6	42.6
Owner operator freight	111.0	25.6	95.5	29.2	15.5	16.2
Brokerage	71.4	16.5	46.1	14.1	25.3	54.9
Logistics	12.4	2.9	10.7	3.3	1.7	15.9
Fuel surcharge	32.0	7.4	30.7	9.4	1.3	4.2
Total revenue	433.0	100.0	327.6	100.0	105.4	32.2

OPERATING EXPENSES:
Salaries, wages and employee benefits	119.1	27.5	82.3	25.1	36.8	44.7
Fuel	35.0	8.1	33.4	10.2	1.6	4.8
Operations and maintenance	54.8	12.7	34.6	10.6	20.2	58.4
Communications	1.0	0.2	0.7	0.2	0.3	42.9
Purchased freight	146.6	33.9	117.7	35.9	28.9	24.6
Administrative expenses	16.1	3.7	12.2	3.7	3.9	32.0
Sales and marketing	1.2	0.3	0.6	0.2	0.6	100.0
Taxes and licenses	4.9	1.1	3.7	1.1	1.2	32.4
Insurance and claims	12.5	2.9	9.2	2.8	3.3	35.9
Acquisition-related transaction expenses	—	—	0.4	0.1	(0.4)	(100.0)
Depreciation and amortization	41.5	9.6	25.2	7.7	16.3	64.7
Gain on disposition of property and equipment	(0.4)	(0.1)	(0.1)	—	(0.3)	300.0
Total operating expenses	432.3	99.8	319.9	97.6	112.4	35.1
Operating ratio	99.8%		97.6%
Adjusted operating ratio(1)	97.3%		95.7%
INCOME FROM OPERATIONS	0.7	0.2	7.7	2.4	(7.0)	(90.9)

Other expense (income):
Interest income	(0.2)	*	(0.4)	(0.1)	0.2	(50.0)
Interest expense	12.7	2.9	10.3	3.2	2.4	23.3
Other	(0.6)	(0.1)	(1.0)	(0.3)	0.4	(40.0)
Total other expense	11.9	2.7	8.9	2.7	3.0	33.7

Loss before benefit for income taxes	(11.2)	(2.6)	(1.2)	(0.4)	(10.0)	833.3
Benefit for income taxes	(1.9)	(0.4)	(0.4)	(0.1)	(1.5)	375.0
Net loss	$(9.3)	(2.1)	$(0.8)	(0.2)	$(8.5)	1,062.5

OPERATING STATISTICS:
Total miles (in millions)(2)	117.8		109.4		8.4	7.7
Company-operated tractors, as of quarter-end	3,856		3,149		707	22.5
Owner-operated tractors, as of quarter-end	2,285		2,062		223	10.8
Number of trailers, as of quarter-end	13,705		11,683		2,022	17.3

Company-operated tractors, average for the quarter	4,000		3,179		821	25.8
Owner-operated tractors, average for the quarter	2,272		1,983		289	14.6
Total tractors, average for the quarter	6,272		5,162		1,110	21.5

*indicates not meaningful.

(1)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(2)	Total miles includes company and owner operator and excludes brokerage.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended March 31, 2019 and 2018 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended March 31, 2019 and 2018.

FLATBED SOLUTIONS

	Three Months Ended March 31,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$55.2	32.9	$45.2	31.2	$10.0	22.1
Owner operator freight	68.5	40.8	59.3	40.9	9.2	15.5
Brokerage	25.3	15.1	23.0	15.9	2.3	10.0
Logistics	0.7	0.4	0.7	0.5	—	-
Fuel surcharge	18.2	10.8	16.8	11.6	1.4	8.3
Total revenue	167.9	100.0	145.0	100.0	22.9	15.8

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	34.4	20.5	26.8	18.5	7.6	28.4
Fuel	12.5	7.4	11.9	8.2	0.6	5.0
Operations and maintenance	14.2	8.5	10.8	7.4	3.4	31.5
Purchased freight	77.2	46.0	72.3	49.9	4.9	6.8
Depreciation and amortization	14.7	8.8	7.4	5.1	7.3	98.6
Other operating expenses	11.6	6.9	8.8	6.1	2.8	31.8
Total operating expenses	164.6	98.0	138.0	95.2	26.6	19.3
Operating ratio	98.0%		95.2%
Adjusted operating ratio(2)	96.7%		94.6%
INCOME FROM OPERATIONS	$3.3	2.0	$7.0	4.8	$(3.7)	(52.9)

OPERATING STATISTICS:
Total miles (in millions)(3)	63.1		57.9		5.2	9.0
Company-operated tractors, at quarter-end	1,350		1,128		222	19.7
Owner-operated tractors, at quarter-end	1,622		1,510		112	7.4
Number of trailers, at quarter-end	5,233		4,536		697	15.4

Company-operated tractors, average for the quarter	1,371		1,147		224	19.5
Owner-operated tractors, average for the quarter	1,603		1,430		173	12.1
	2,974		2,577		397	15.4

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(3)	Total miles includes company and owner operator and excludes brokerage.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended March 31, 2019 and 2018 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended March 31, 2019 and 2018.

SPECIALIZED SOLUTIONS

	Three Months Ended March 31,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$153.9	57.1	$100.8	54.5	$53.1	52.7
Owner operator freight	43.8	16.2	36.7	19.8	7.1	19.3
Brokerage	46.1	17.1	23.2	12.5	22.9	98.7
Logistics	11.7	4.3	10.0	5.4	1.7	17.0
Fuel surcharge	14.2	5.3	14.2	7.7	—	-
Total revenue	269.7	100.0	184.9	100.0	84.8	45.9

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	81.0	30.0	56.0	30.3	25.0	44.6
Fuel	22.5	8.3	21.5	11.6	1.0	4.7
Operations and maintenance	40.4	15.0	23.6	12.8	16.8	71.2
Purchased freight	74.0	27.4	47.7	25.8	26.3	55.1
Depreciation and amortization	26.7	9.9	17.8	9.6	8.9	50.0
Other operating expenses	17.3	6.4	13.2	7.2	4.1	31.1
Total operating expenses	261.9	97.1	179.8	97.2	82.1	45.7
Operating ratio	97.1%		97.2%
Adjusted operating ratio(2)	93.8%		94.4%
INCOME FROM OPERATIONS	$7.8	2.9	$5.1	2.8	$2.7	52.9

OPERATING STATISTICS:
Total miles (in millions)(3)	54.7		51.5		3.2	6.2
Company-operated tractors, at quarter-end	2,506		2,021		485	24.0
Owner-operated tractors, at quarter-end	663		552		111	20.1
Number of trailers, at quarter-end	8,472		7,147		1,325	18.5

Company-operated tractors, average for the quarter	2,629		2,032		597	29.4
Owner-operated tractors, average for the quarter	669		553		116	21.0
	3,298		2,585		713

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(3)	Total miles includes company and owner operator and excludes brokerage.

Revenue. Total revenue increased 32.2% to $433.0 million for the three months ended March 31, 2019 from $327.6 million for the three months ended March 31, 2018, primarily due to the Recent Acquisitions of $83.4 million. The increase in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $22.0 million, or 6.7%, due primarily to increases in company freight, owner operator freight and brokerage revenue. Company freight revenue, excluding the effect of the Recent Acquisitions of $56.5 million, increased $5.2 million, or 3.6%, from $144.6 million for the three months ended March 31, 2018 to $149.7 million for the three months ended March 31, 2019. Owner operator freight revenue, excluding the effect of the Recent Acquisitions of $8.5 million, increased $7.1 million, or 7.4%, from $95.5 million for the three months ended March 31, 2018 to $102.6 million for the three months ended March 31, 2019. Brokerage revenue, excluding the effect of the Recent Acquisitions of $15.3 million, increased $10.0 million, or 21.7%, from $46.1 million for the three months ended March 31, 2018 to $56.1 million for the three months ended March 31, 2019, as a result of the growth in our brokerage operations. The increases in company freight and  owner operator freight revenue, excluding the Recent Acquisitions, were primarily a result of increases in rates and wind energy projects, offset by a slight decrease in miles. Fuel surcharges, excluding the effect of the Recent Acquisitions of $2.7 million, decreased $1.4 million, or 4.6%, from $30.7 million for the three months ended March 31, 2018 to $29.3 million for the three months ended March 31, 2019.

The Company’s Flatbed Solutions segment’s revenue was $167.9 million for the three months ended March 31, 2019 as compared to $145.0 million for the three months ended March 31, 2018, an increase of 15.8%, which was primarily the result of the Flatbed Solutions Acquisitions of $21.4 million. The increase in revenue, excluding the effect of the Flatbed Solutions Acquisitions was 1.0%, or $1.5 million, due to increases in owner operator freight and brokerage revenue. Company freight revenue, excluding the effect of the Recent Acquisitions of $15.1 million, decreased $5.2 million, or 11.5%, from $45.2 million for the three months ended March 31, 2018 to $40.0 million for the three months ended March 31, 2019. Owner operator freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $2.0 million, increased $7.3 million, or 12.3%, from $59.3 million for the three months ended March 31, 2018 to $66.5 million for the three months ended March 31, 2019. Brokerage revenue, excluding the effect of the Recent Acquisitions of $1.9 million, increased $0.4 million, or 2.0%, from $23.0 million for the three months ended March 31, 2018 to $23.4 million for the three months ended March 31, 2019. The increases in owner operator freight, excluding the effect of the Flatbed Solutions Acquisitions, was a result of a 3.7% increase in miles and increase in rates compared to the same period in 2018. Fuel surcharges, excluding the effect of the Flatbed Solutions Acquisitions of $2.4 million, decreased $1.0 million, or 5.9%, from $16.8 million for the three months ended March 31, 2018 to $15.8 million for the three months ended March 31, 2019.

The Company’s Specialized Solutions segment’s revenue was $269.7 million for the three months ended March 31, 2019 as compared to $184.9 million for the three months ended March 31, 2018, an increase of 45.9%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions of $62.0 million, was an increase of $22.7 million, or 12.3%, primarily due to increases in company freight, owner operator freight, and brokerage revenue. Company freight revenue, excluding the effect of the Recent Acquisitions of $41.4 million, increased $11.8 million, or 11.7%, from $100.8 million for the three months ended March 31, 2018 to $112.6 million for the three months ended March 31, 2019. Owner operator freight revenue, excluding the effect of the Specialized Solutions Acquisitions of $6.5 million, increased $0.6 million, or 1.7%, from $36.7 million for the three months ended March 31, 2018 to $37.3 million for the three months ended March 31, 2019. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions of $13.4 million, increased $9.5 million, or 41.0%, from $23.2 million for the three months ended March 31, 2018 to $32.7 million for the three months ended March 31, 2019, as noted above. The increases in company freight and owner operator freight revenue, excluding the effect of the Specialized Solutions Acquisitions, were primarily a result of increases in miles and wind energy projects compared to the same period in 2018. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions of $0.3 million, decreased 1.9% compared to the same period in 2018.

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

Salaries, wages and employee benefits expense increased 44.7% to $119.1 million for the three months ended March 31, 2019 from $82.3 million for the three months ended March 31, 2018, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions of $29.1 million, was 9.3%, or $7.7 million, and was primarily due to increased employee compensation, due to an increase in the number of company drivers. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 1.4% for the three months ended March 31, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment had a $7.6 million, or 28.4%, increase in salaries, wages and employee benefits expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $8.6 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefit expense decreased 3.6%, or $1.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 1.0% for the three months ended March 31, 2019 as compared to the same period in 2018. This decrease is a result of higher utilization of owner-operators with a decrease in Company drivers for the three months ended March 31, 2019 as compared to the same period in 2018. This change in the mix of drivers reduced salaries, wages and employee benefits expense and increased purchased freight expense (see Purchased Freight below).

The Company’s Specialized Solutions segment had a $25.0 million, or 44.6%, increase in salaries, wages and employee benefits expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily as a result of the Specialized Solutions Acquisitions of $20.5 million. The increase, excluding the effect of the Specialized Solutions Acquisitions, was 8.1%, or $4.5 million, and was primarily due to increased employee compensation, due to an increase in company drivers, as discussed above. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), remained the same at 34.6% for the three months ended March 31, 2019 and the same period in 2018.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense increased $1.6 million, or 4.8%, to $35.0 million for the three months ended March 31, 2019 from $33.4 million for the three months ended March 31, 2018. This increase was primarily a result of the Recent Acquisitions of $7.9 million. Excluding the effect of the Recent Acquisitions, fuel expense decreased 19.1%, or $6.4 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.018 for the three months ended March 31, 2019, compared to $3.017 for the same period in 2018. Total miles driven, excluding the Recent Acquisitions, decreased 1.9% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This decrease is a result of higher utilization of third-party capacity providers for the three months ended March 31, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s fuel expense increased 5.0% to $12.5 million for the three months ended March 31, 2019 from $11.9 million for the three months ended March 31, 2018, primarily as a result of the Flatbed Solutions Acquisitions of $3.3 million. Excluding the effect of the Flatbed Solutions Acquisitions, fuel expense in the Flatbed Solutions segment decreased 22.3% or $2.6 million. Total miles, excluding the Flatbed Solutions Acquisitions, decreased 4.8% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Company’s Specialized Solutions segment’s fuel expense increased 4.7% to $22.5 million for the three months ended March 31, 2019 from $21.5 million for the three months ended March 31, 2018, primarily as the result of the Specialized Solutions Acquisitions of $4.6 million. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment decreased 17.3% to $17.8 million as a result of an increase in utilization of third-party capacity providers, offset by an increase of 1.3% in miles, excluding the Specialized Solutions Acquisitions, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

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

Operations and maintenance expense increased 58.4% to $54.8 million for the three months ended March 31, 2019 from $34.6 million for the three months ended March 31, 2018, primarily as a result of the Recent Acquisitions of $10.6 million. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense increased 27.8% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 2.8% for the three months ended March 31, 2019 as compared to the same period in 2018 as a result of normal equipment trade cycles and related expenses.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $3.4 million, or 31.5%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily as a result of the Flatbed Solutions Acquisitions of $2.3 million. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense increased $1.1 million, or 9.9%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily as a result of an increase in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.9% for the three months ended March 31, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $16.8 million, or 71.2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily as a result of the Specialized Solutions Acquisitions of $8.4 million. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense increased $8.5 million, or 35.9%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily as a result of increased pilot car and permit expenses and an increase in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 3.7% for the three months ended March 31, 2019 as compared to the same period in 2018. This increase is also a result of a 2.8% increase in company miles for the period.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 24.6% from $117.7 million during the three months ended March 31, 2018 to $146.6 million during the three months ended March 31, 2019, primarily as a result of the Recent Acquisitions of $20.9 million. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 6.8% to $125.7 million for the three months ended March 31, 2019. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 6.4% from $79.2 million during the three months ended March 31, 2018 to $84.3 million during the three months ended March 31, 2019, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 17.8% from $34.5 million during the three months ended March 31, 2018 to $40.6 million during the three months ended March 31, 2019, primarily as a result of higher rates and increased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, increased less than 0.1% for the three months ended March 31, 2019 as compared to the same period in 2018 as a result of higher utilization of owner-operators and third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 6.8% to $77.2 million for the three months ended March 31, 2019 from $72.3 million for the three months ended March 31,2018, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $3.0 million increase to purchased freight expense. Excluding the effect of the Flatbed Solutions Acquisitions, the Company’s Flatbed Solutions segment’s purchased freight expense increased 1.2% to $74.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Purchased freight expense from owner-operators, excluding the Flatbed Solutions Acquisitions, increased 8.1% to $55.7 million for the three months ended March 31, 2019 from $51.5 million for the three months ended March 31, 2018, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers, excluding the Flatbed Solutions Acquisitions, increased 4.2% from $17.1 million during the three months ended March 31, 2018 to $17.8 million during the three months ended March 31, 2019, primarily as a result of higher rates and increased utilization of third-party capacity providers.  Excluding the effect of the Flatbed Solutions Acquisitions, purchased freight expense, as a percentage of Flatbed Solutions revenue, increased 0.7% for the three months ended March 31, 2019 as compared to the same period in 2018 as a result of higher utilization of owner-operators and third-party capacity providers.

The Company’s Specialized Solutions segment’s purchased freight expense increased 55.1% to $74.0 million during the three months ended March 31, 2019 from $47.7 million during the three months ended March 31, 2018, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 17.8% to $56.1 million for the three months ended March 31, 2019. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions, increased 5.1% from $27.6 million during the three months ended March 31, 2018 to $29.0 million during the three months ended March 31, 2019, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 48.3% from $17.3 million during the three months ended March 31, 2018 to $25.7 million during the three months ended March 31, 2019, primarily as a result of higher rates and increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of Specialized Solutions revenue, increased 1.3% for the three months ended March 31, 2019 as compared to the same period in 2018 as a result of higher utilization of owner-operators and third-party capacity providers.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers and amortization of those financed with finance leases. The primary factors affecting these expense items include the size and age of company-owned tractors and trailers and the cost of new equipment. Amortization of intangible assets is also included in this expense.

Depreciation and amortization expense increased 64.7% to $41.5 million during the three months ended March 31, 2019 from $25.2 million during the three months ended March 31, 2018, as a result of the Recent Acquisitions of $11.0 million. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $4.3 million and $6.8 million, respectively. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense was increased $5.6 million due to the adoption of ASC 842 for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 98.6% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $1.7 million and $0.5 million, respectively. Excluding the Flatbed Solutions Acquisitions, depreciation and amortization expense was increased $5.1 million due to the impact of adoption of ASC 842 on assets under lease to owner-operators for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 50.0% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 as a result of the Specialized Solutions Acquisitions. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $2.6 million and $6.3 million, respectively. After adjusting for the effect of the Specialized Solutions Acquisitions of $8.7 million, depreciation and amortization expense was increased $0.5 million due to the impact of the adoption of ASC 842 on assets under lease to owner-operators for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $3.7 million for the three months ended March 31, 2018 to $4.9 million for the three months ended March 31, 2019. Excluding the effect of the Recent Acquisitions of $1.2 million, operating taxes and license expense, as a percentage of revenue, was 1.1% for the three months ended March 31, 2019 and 2018.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 35.9% to $12.5 million during the three months ended March 31, 2019 from $9.2 million during the three months ended March 31, 2018, partially as a result of the Recent Acquisitions of $1.4 million. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased from 2.8% for the three months ended March 31, 2018 to 3.2% for the three months ended March 31, 2019 primarily due to increases in claims accruals and liability premiums.

Operating Income.  Operating income decreased 90.9% to $0.7 million, or 0.2% of revenue, for the three months ended March 31, 2019 from $7.7 million, or 2.4% of revenue, for the three months ended March 31, 2018, primarily as a result of both the increase in owner operator freight and brokerage revenue which produces lower margins than company freight and increases in salaries and wages, fuel expense, maintenance expense and depreciation and amortization. Excluding the impact of the Recent Acquisitions, operating income decreased $5.6 million or 72.7%. Excluding the effect of the Recent Acquisitions, operating income as a percentage of revenue was 0.6%.

The Company’s Flatbed Solutions segment’s operating income was $3.3 million, or 2.0% of revenue, for the three months ended March 31, 2019 and $7.0 million, or 4.8% of revenue, for the three months ended March 31, 2018, a decrease of 52.9%, primarily as a result of the increase in owner operator freight and brokerage revenue with lower margins than company freight and increases in operations and maintenance and insurance and claims, offset by decreases in salaries and wages and fuel costs. Excluding the Flatbed Solutions Acquisitions, the segment’s operating income decreased $3.6 million or 51.5%.

The Company’s Specialized Solutions segment’s operating income was $7.8 million, or 2.9% of revenue, for the three months ended March 31, 2019 and $5.1 million, or 2.8% of revenue, for the three months ended March 31, 2018, an increase of 52.9%, primarily as a result of an increase in the segment’s company freight and brokerage revenue and the resulting increase in salaries and wages, fuel expense, maintenance expense, services purchased from owner-operators and third-party capacity providers and depreciation and amortization. Excluding the Specialized Solutions Acquisitions, the segment’s operating income increased $3.9 million or 75.4%. Excluding the impact of the Specialized Solutions Acquisitions, operating income as a percentage of revenue was 4.3% for the three months ended March 31, 2019 compared to 2.8% for the same period in 2018.

Interest Expense. Interest expense consists of cash interest and amortization of debt issuance costs and fees and prepayment penalties. Interest expense increased 23.3% to $12.7 million during the three months ended March 31, 2019 from $10.3 million during the three months ended March 31, 2018. This increase was primarily attributable to higher interest rates on the Term Loan Facility and increases in equipment term loan and finance lease outstanding balances.

Income Tax. Benefit for income taxes increased from $0.4 million for the three months ended March 31, 2018 to $1.9 million for the three months ended March 31, 2019. The increase is primarily the result of the increase in loss before income taxes of $10.0 million from the three months ended March 31, 2018 when compared with the three months ended March 31, 2019. The effective tax rate was 17.3% for the three months ended March 31, 2019, compared to 32.4% for the three months ended March 31, 2018. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

Non-GAAP Financial Measures

Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss)

Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss) are not recognized measures under GAAP. The Company uses these non-GAAP measures as supplements to its GAAP results in evaluating certain aspects of its business, as described below.

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) acquisition-related transaction expenses (including due diligence costs, legal, accounting and other advisory fees and costs, retention and severance payments and financing fees and expenses), (v) non-cash impairment, and (vi) non-cash stock and equity-compensation expense.

The Company’s board of directors and executive management team use Adjusted EBITDA as a key measure of its performance and for business planning. Adjusted EBITDA assists them in comparing its operating performance over various reporting periods on a consistent basis because it removes from the Company’s operating results the impact of items that, in their opinion, do not reflect the Company’s core operating performance. Adjusted EBITDA also allows the Company to more effectively evaluate its operating performance by allowing it to compare the results of operations against its peers without regard to its or its peers’ financing method or capital structure. The Company’s method of computing Adjusted EBITDA is substantially consistent with that used in its debt covenants and also is routinely reviewed by its management for that purpose.

The Company believes its presentation of Adjusted EBITDA is useful because it provides investors and industry analysts the same information that the Company uses internally for purposes of assessing its core operating performance. However, Adjusted EBITDA is not a substitute for, or more meaningful than, net income (loss), cash flows from operating activities, operating income or any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as Adjusted EBITDA. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital, tax structure and the historic costs of depreciable assets. Also, other companies in its industry may define Adjusted EBITDA differently than the Company does, and as a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to its performance. Because of these limitations, Adjusted EBITDA should not be considered a measure of the income generated by the Company’s business or discretionary cash available to it to invest in the growth of its business. The Company’s management compensates for these limitations by relying primarily on the Company’s GAAP results and using Adjusted EBITDA supplementally.

A reconciliation of Adjusted EBITDA to net loss for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018

Net loss	$(9.3)	$(0.8)
Depreciation and amortization	41.5	25.2
Interest income	(0.2)	(0.4)
Interest expense	12.7	10.3
Income tax benefit	(1.9)	(0.4)
Acquisition-related transaction expenses	—	0.4
Stock based compensation	1.0	0.9
Adjusted EBITDA	$43.8	$35.2

Free Cash Flow

The Company defines Free Cash Flow as net cash provided by operating activities less purchases of property and equipment, plus proceeds from sale of property and equipment as such amounts are shown on the face of the Statement of Cash Flows. The Company’s board of directors and executive management team use Free Cash Flow to assess the Company’s liquidity and ability to repay maturing debt, fund operations and make additional investments. The Company believes Free Cash Flow provides useful information to investors because it is an important indicator of the Company’s liquidity, including its ability to reduce net debt, make strategic investments, pay dividends to common shareholders and repurchase stock. The Company’s measure of Free Cash Flow may not be directly comparable to similar measures reported by other companies. Furthermore, Free Cash Flow is not a substitute for, or more meaningful than, net cash provided by operating activities nor any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as Free Cash Flow. Accordingly, Free Cash Flow should not be considered a measure of the income generated by the Company’s business or discretionary cash available to the Company to invest in the growth of its business. The Company’s management compensates for these limitations by relying primarily on the Company’s GAAP results and using Free Cash Flow supplementally.

A  reconciliation of Free Cash Flow to cash flows from operating activities for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net cash provided by operating activities	$36.4	$14.2
Purchases of property and equipment	(3.9)	(7.6)
Proceeds from sale of property and equipment	4.6	5.9
Free Cash Flow	$37.1	$12.5

Adjusted Operating Ratio

The Company uses Adjusted Operating Ratio as a supplement to its GAAP results in evaluating certain aspects of its business, as described below. The Company defines Adjusted Operating Ratio as (a) total operating expenses (i) less, acquisition-related transaction expenses, non-cash impairment charges,  unusual or non-regularly recurring expenses or recoveries and (ii) further adjusted for the net impact of the step-up in basis (such as increased depreciation and amortization expense) and amortization of identifiable intangible assets resulting from acquisitions, as a percentage of (b) total revenue.

The Company’s board of directors and executive management team view Adjusted Operating Ratio, and its key drivers of revenue quality, growth, expense control and operating efficiency, as a very important measure of the Company’s performance. The Company believes fuel surcharge is often volatile, and that eliminating the impact of this source of revenue affords the Company a more consistent basis for comparing its results of operations between periods. The Company also believes excluding acquisition-related transaction expenses, additional depreciation and amortization expenses as a result of acquisitions, unusual or non-regularly recurring expenses or recoveries and non-cash impairment enhances the comparability of its performance between periods.

The Company believes its presentation of Adjusted Operating Ratio is useful because it provides investors and industry analysts the same information that it uses internally for purposes of assessing its core operating profitability. However, Adjusted Operating Ratio is not a substitute for, or more meaningful than, operating ratio, operating margin or any other measure derived solely from GAAP measures, and there are limitations to using non-GAAP measures such as Adjusted Operating Ratio. Although the Company believes that Adjusted Operating Ratio can make an evaluation of its operating performance more accurately because it removes items that, in its opinion, do not reflect its core operations, other companies in its industry may define adjusted operating ratio differently than it does. As a result, it may be difficult to use Adjusted Operating Ratio or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to the Company’s performance. The Company’s management compensates for these limitations by relying primarily on GAAP measures and using Adjusted Operating Ratio supplementally.

A reconciliation of Adjusted Operating Ratio to operating ratio for each of the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018

Revenue	$433.0	$327.6
Salaries, wages and employee benefits	119.1	82.3
Fuel	35.0	33.4
Operations and maintenance	54.8	34.6
Purchased freight	146.6	117.7
Depreciation and amortization	41.5	25.2
Other operating expenses	35.3	26.7
Operating expenses	432.3	319.9
Operating ratio	99.8%	97.6%
Acquisition-related transaction expenses	—	0.4
Amortization of intangible assets	4.3	1.9
Net impact of step-up in basis of acquired assets	6.8	4.1
Adjusted operating expenses	$421.2	$313.5
Adjusted operating ratio	97.3%	95.7%

A reconciliation of the Company’s Flatbed Solutions segment’s Adjusted Operating Ratio to operating ratio for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018

Revenue(1)	$167.9	$145.0
Salaries, wages and employee benefits	34.4	26.8
Fuel	12.5	11.9
Operations and maintenance	14.2	10.8
Purchased freight	77.2	72.3
Depreciation and amortization	14.7	7.4
Other operating expenses	11.6	8.8
Operating expenses	164.6	138.0
Operating ratio	98.0%	95.2%
Amortization of intangible assets	1.7	0.4
Net impact of step-up in basis of acquired assets	0.5	0.4
Adjusted operating expenses	$162.4	$137.2
Adjusted operating ratio	96.7%	94.6%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Specialized Solutions segment’s Adjusted Operating Ratio to operating ratio for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018

Revenue(1)	$269.7	$184.9
Salaries, wages and employee benefits	81.0	56.0
Fuel	22.5	21.5
Operations and maintenance	40.4	23.6
Purchased freight	74.0	47.7
Depreciation and amortization	26.7	17.8
Other operating expenses	17.3	13.2
Operating expenses	261.9	179.8
Operating ratio	97.1%	97.2%
Amortization of intangible assets	2.6	1.5
Net impact of step-up in basis of acquired assets	6.3	3.7
Adjusted operating expenses	$253.0	$174.6
Adjusted operating ratio	93.8%	94.4%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Adjusted Net Income (Loss)

The Company defines Adjusted Net Income (Loss) as net income (loss) adjusted for acquisition related transaction expenses, non-cash impairments, amortization of intangible assets, the net impact of step-up in basis of acquired assets and unusual or non-regularly recurring expenses or recoveries.

The Company’s board of directors and executive management team use Adjusted Net Income (Loss) as a key measure of its performance and for business planning. Adjusted Net Income (Loss) assists them in comparing its operating performance over various reporting periods on a consistent basis because it removes from operating results the impact of items that, in its opinion, do not reflect the Company’s core operating performance. Adjusted Net Income (Loss) also allows the Company to more effectively evaluate its operating performance by allowing it to compare the results of operations against its peers without regard to its or its peers’ acquisition related items, such as acquisition-related transaction expenses, non-cash impairments, amortization of intangible assets and the net impact of the step up in basis of acquired assets, as well as removing the impact of unusual or non-regularly recurring expenses or recoveries.

The Company believes its presentation of Adjusted Net Income (Loss) is useful because it provides investors and industry analysts the same information that it uses internally for purposes of assessing its core operating performance. However, Adjusted Net Income (Loss) is not a substitute for, or more meaningful than, net income (loss) or any other measure derived solely from GAAP measures, and there are limitations to using non-GAAP measures such as Adjusted Net Income (Loss). Although the Company believes that Adjusted Net Income (Loss) can make an evaluation of its operating performance more consistent because it removes items that, in its opinion, do not reflect its core operations, other companies in its industry may define Adjusted Net Income (Loss) differently than it does. As a result, it may be difficult to use Adjusted Net Income (Loss) or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to the Company’s performance. The Company’s management compensates for these limitations by relying primarily on its GAAP results and using Adjusted Net Income (Loss) supplementally.

A reconciliation of Adjusted Net Income to net loss for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018

Net loss	$(9.3)	$(0.8)
Acquisition-related transaction expenses	—	0.4
Amortization of intangible assets	4.3	1.9
Net impact of step-up in basis of acquired assets	6.8	4.1
Adjusted net income	$1.8	$5.6

Liquidity and Capital Resources

The Company had the following sources of liquidity available at March 31, 2019 and December 31, 2018.

(Dollars in millions)	March 31, 2019	December 31, 2018

Cash	$62.4	$46.0
Working capital surplus	81.7	131.8
Availability under line of credit	87.8	87.8
Total	$231.9	$265.6

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. In February 2018, the Company completed an underwritten public offering of 8,625,000 shares of the Company’s common stock for its own account. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the Company received approximately $84.4 million of net proceeds from the offering, which the Company has been using for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing, and support the Company’s acquisition strategy.  See Note 10 of Notes to the Consolidated Financial Statements for more information.

Cash increased by $16.4 million during the three months ended March 31, 2019 as compared to December 31, 2018. This increase primarily resulted from net cash provided by operating activities. See below for more information.

As of March 31, 2019, and December 31, 2018, the Company had a working capital surplus of $81.7 million and $131.8 million, respectively.

As of March 31, 2019, the Company had no borrowings on its $100.0 million asset-based revolving line of credit (ABL Facility) and $12.2 million in outstanding letters of credit (discussed below), leaving $87.8 million available under the ABL Facility.

The Company has from time to time considered the possibility of a private offering of securities, which would not be registered under the Securities Act of 1933, as amended (the Securities Act), and which would be offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The proceeds of such an offering may be used for general corporate purposes, including the repayment of all or a portion of the Company’s term loan credit facility, repayment of outstanding balances on the ABL facility and to support the Company’s acquisition strategy. Also, in connection with such offering, the Company’s credit facilities may be amended or refinanced. There can be no assurance that the Company will conduct or complete such an offering.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. The Company also uses large amounts of cash and credit for the following activities:

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business.  Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and or growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash capital receipts of approximately $0.7 million and financed $25.1 million of non-cash capital expenditures in the first quarter of 2019. The Company had the following capital assets activity in 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018

Net cash capital expenditures (receipts)	$(0.7)	$1.7
Total financed capital expenditures	25.1	—
Transfers of property and equipment to sales-type lease assets	—	(1.3)
Property and equipment sold for notes receivable	(0.4)	(0.3)
Total net capital assets additions	$24.0	$0.1

The increase in total net capital assets additions is due to timing of the Company’s replacement cycle for tractors.

Additionally, the Company entered into operating leases for revenue equipment with terms of 4 to 5 years and real property with terms of 1.5 to 5 years having asset values at lease inception of $3.8 million and $4.3 million, respectively, for the three months ended March 31, 2019.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of March 31, 2019, the Company had (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 10 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility.

The Company had $193.4 million of term loans and $21.6 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months.  Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company  and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

The Company believes it can finance its expected cash needs, including debt repayment, in the short-term with cash flows from operations and borrowings available under the ABL Facility. The Company expects that the ABL Facility will provide sufficient credit availability to support its ongoing operations, fund debt service requirements, capital expenditures, and working capital needs. Over the long-term, the Company will continue to have significant capital requirements, and expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of these funding requirements, the Company likely will need to sell additional equity or debt securities or seek additional financing through additional borrowings, lease financing or equity capital, though it is not likely that the Company will issue any common stock in the near term. The availability of financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing or equity capital is not available at the time it needs to incur such expenditures, the Company may be required to extend the maturity of then outstanding indebtedness, rely on alternative financing arrangements or engage in asset sales.

Letters of credit – Under the terms of the ABL Facility, lenders may issue up to $20 million of standby letters of credit on our behalf.  Outstanding letters of credit reduce the availability on the $100 million ABL Facility.  Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurance liabilities.

Business combinations – The Company’s strategy has historically been to consolidate the open-deck transportation industry and it has used significant amounts of capital to acquire 20 businesses since Daseke Companies, Inc.’s inception in 2008. However, during 2019, the Company intends to focus on organic growth, increasing free cash flow and margins, but will continue to evaluate potential tuck-in transactions of its subsidiaries and any other sources of growth it considers in the best interest of the Company.

Material Debt

Overview

As of March 31, 2019, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and finance lease agreements; and
•	bank mortgage secured by real estate.

The amounts outstanding under such agreements were as follows as of March 31, 2019 (in millions):

Term Loan Facility	$492.2
Mortgages	3.6
Equipment term loans	193.4
Finance lease obligations	21.6
Total long-term debt and capital leases	710.8
Less: current portion	(64.1)
Long-term debt and finance leases obligations, less current portion	$646.7

See Note 2 and Note 8 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt and finance lease obligations, respectively.

Off-Balance Sheet Arrangements

Information about the Company’s standby letters of credit and 17,520,329 shares of common stock issuable upon exercise of outstanding warrants is included in Note 13 and Note 10, respectively, of Notes to Consolidated Financial Statements included herein.  See also Liquidity and Capital Resources above.

Cash Flows

The Company’s summary statements of cash flows information for the three months ended March 31, 2019 and 2018 is set forth in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018

Net cash provided by operating activities	$36.4	$14.2
Net cash provided by investing activities	$0.7	$(1.7)
Net cash provided by (used in) financing activities	$(20.5)	$79.5

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

Cash provided by operating activities was $36.4 million during the three months ended March 31, 2019 and consisted of $9.3 million of net loss plus $47.6 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense, deferred taxes and stock-based compensation, plus $1.9 million of net cash used for working capital and other activities. Cash provided for working capital and other activities during the three months ended March 31, 2019 reflect decreases of a $8.9 million accounts receivable and $2.8 million in drivers’ advances and other receivables, offset by a $1.9 million increase in prepaid and other current assets, and an $7.9 million increase in accounts payable and accrued expenses. Cash provided by operating activities was $14.2 million during the three months ended March 31, 2018 and consisted of $0.8 million of net loss plus $24.8 million of non-cash items, consisting primarily of depreciation, amortization and stock-based compensation, less $9.8 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the three months ended March 31, 2018 primarily reflects a $16.1 million decrease in accounts receivable, a $2.3 million decrease in prepaid and other current assets, offset by a $5.6 million increase in accounts payable and accrued expenses and $3.0 million in payments received on sales-type leases.

The $22.2 million increase in cash provided by operating activities during the three months ended March 31, 2019, as compared with the three months ended March 31, 2018, was primarily the result of a $8.5 million increase in net loss, a $13.9 million increase in depreciation, a $2.4 million increase in amortization of intangible assets, and a $6.6 million increase in non-cash operating lease expense. These amounts were increased by a $7.9 million increase in net cash provided by working capital and other activities, and offset by a $1.4 million decrease in deferred tax, $0.8 million for the gain on disposition of property and equipment and $0.5 million for deferred gain recognized on sales-type leases during the three months ended March 31, 2018 which did not occur during the three months ended March 31, 2019.

Investing Activities. Cash flows from investing activities increased from $1.7 million used in investing activities for the three months ended March 31, 2018 to $0.7 million provided by investing activities for the three months ended March 31, 2019 due to a net cash receipt from sales of revenue equipment for the three months ended March 31, 2019.

Total net cash capital expenditures (receipts) for the three months ended March 31, 2019 and 2018 are shown below:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018

Revenue equipment (tractors, trailers and trailer accessories)	$1.4	$5.4
Buildings and building improvements	1.0	0.9
Other	1.5	1.3
Total cash capital expenditures	3.9	7.6
Less: Proceeds from sales of property and equipment	4.6	5.9
Net cash capital expenditures (receipts)	$(0.7)	$1.7

Financing Activities. Cash flows from financing activities decreased from $79.5 million provided by financing activities for the three months ended March 31, 2018 to $20.5 million used in financing activities for the three months ended March 31, 2019. This decrease was primarily a result of proceeds of $84.6 million from issuance of common stock in the three months ended March 31, 2018 and net debt repayments of $15.4 million. Cash flows from financing activities for the three months ended March 31, 2019 included net repayments of $19.3 million of long-term debt and $1.2 million paid for Series A Preferred Stock dividends.

Inflation

Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. The Company attempts to limit the effects of inflation through increases in freight rates, certain cost control efforts and limiting the effects of fuel prices through fuel surcharges and measures intended to reduce the consumption of fuel. Over the past three years, the effect of inflation has been immaterial.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. The Company’s productivity decreases during the winter season because inclement weather impedes operations, end-users reduce their activity and certain shippers reduce their shipments during winter. At the same time, operating expenses increase and fuel efficiency decreases because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets, increase insurance costs or adversely affect the business or financial condition of its customers, any of which could adversely affect the Company’s results of operations or make such results more volatile.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed on March 8, 2019. The Company considers certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. The Company identifies and discusses these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K filed on March 8, 2019. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical.” Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Quarterly Report on Form 10-Q with the Audit Committee of the Company’s board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2018. For further information on the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed on March 8, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of March 31, 2019 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Management’s Remediation

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing remediation plans to address the material weaknesses. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2019.

Changes in Internal Control over Financial Reporting

In connection with the adoption of ASC 842 effective January 1, 2019, the Company has made appropriate design and implementation updates to its business processes, systems and internal controls to support recognition and disclosure under the new standard. The Company’s adoption and implementation of ASC 842 is discussed in Note 2 to the consolidated financial statements included in Item 1. Financial Statements.

Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K filed on March 8, 2019.

Item 5. Other Information

The Company’s board of directors (the “Board”) has determined that it intends to hold the Company’s Annual Meeting of Stockholders (the “2019 Annual Meeting”) on August 20, 2019 or shortly thereafter, at a time and location to be specified in the Company’s proxy statement for the 2019 Annual Meeting (the “Proxy Statement”). The record date for determining stockholders eligible for notice of, and to vote at, the 2019 Annual Meeting has not yet been set by the Board and will also be included in the Proxy Statement. In accordance with the Company’s By-laws (the “Bylaws”), the foregoing information constitutes a public announcement of the Company’s annual meeting date within the meaning of Section 3.2 thereof.

Because the 2019 Annual Meeting has been changed by more than 30 calendar days from the date of the previous year’s meeting, pursuant to Rule 14a-8 (“Rule 14a-8”) under the Exchange Act, stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2019 Annual Meeting pursuant to Rule 14a-8 must ensure that their proposal is received by the Secretary of the Company at 15455 Dallas Parkway, Suite 550, Addison, Texas, by May 22, 2019, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s proxy materials for the 2019 Annual Meeting. The May 22, 2019 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Exchange Act.

In addition, in accordance with the requirements contained in the Company’s Bylaws, stockholders who wish to bring business before the 2019 Annual Meeting outside of Rule 14a-8 or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in the Bylaws) is received by the Secretary of the Company at the address specified above no later than the close of business on May 22, 2019. Any such proposal must meet the requirements set forth in the Bylaws in order to be brought before the 2019 Annual Meeting.

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

10.1+

Employment Agreement, effective January 16, 2019, by and between Daseke, Inc. and Christopher Easter (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

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

Date: May 6, 2019	DASEKE, INC.

	By:	/s/ Bharat Mahajan
	Name:	Bharat Mahajan
	Title:	Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial
Officer)