Form 10-Q
period 2019-06-30
Daseke, Inc.
filed 2019-08-05
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Common shares of the registrant outstanding at August 1, 2019 were 64,583,266.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, driver shortages and increases in driver compensation or owner-operator contracted rates, loss of senior management or key operating personnel, our ability to identify and execute future acquisitions successfully, seasonality and the impact of weather and other catastrophic events, fluctuations in the price or availability of diesel fuel, increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, the failure of any restructuring actions and cost reduction initiatives that the Company undertakes to meet the expected results, the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness, restrictions in its existing and future debt agreements, increases in interest rates, changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general, the impact of governmental regulations and other governmental actions related to the Company and its operations, litigation and governmental proceedings, and insurance and claims expenses. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2019.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$63.7	$46.0
Accounts receivable, net of allowance of $0.9 at June 30, 2019 and $1.2 at December 31, 2018	231.0	209.2
Drivers’ advances and other receivables	7.3	5.5
Current portion of net investment in sales-type leases	—	16.2
Parts supplies	5.0	4.9
Prepaid and other current assets	19.7	26.3
Total current assets	326.7	308.1

Property and equipment, net	579.9	572.7
Intangible assets, net	200.9	208.8
Goodwill	258.7	258.4
Right-of-use assets	106.8	—
Other long-term assets	30.0	42.9
Total assets	$1,503.0	$1,390.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23.8	$22.2
Accrued expenses and other liabilities	50.6	46.5
Accrued payroll, benefits and related taxes	27.2	21.7
Accrued insurance and claims	18.5	18.1
Current portion of long-term debt	62.4	63.5
Other current liabilities	50.0	21.9
Total current liabilities	232.5	193.9

Long-term debt, net of current portion	636.5	622.7
Deferred tax liabilities	123.9	126.8
Other long-term liabilities	79.1	0.5
Total liabilities	1,072.0	943.9

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at June 30, 2019 and December 31, 2018	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 64,579,993 and 64,455,174 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in-capital	435.6	433.9
Accumulated deficit	(69.2)	(51.0)
Accumulated other comprehensive loss	(0.4)	(0.9)
Total stockholders’ equity	431.0	447.0
Total liabilities and stockholders’ equity	$1,503.0	$1,390.9

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Company freight	$206.9	$160.0	$413.1	$304.6
Owner operator freight	121.7	112.6	232.7	208.1
Brokerage	72.8	60.1	144.2	106.2
Logistics	13.1	8.9	25.5	19.6
Fuel surcharge	36.1	35.3	68.1	66.0
Total revenue	450.6	376.9	883.6	704.5

Operating expenses:
Salaries, wages and employee benefits	124.3	90.7	243.4	173.0
Fuel	36.2	31.3	71.2	64.7
Operations and maintenance	53.1	40.4	107.9	75.0
Communications	1.2	0.8	2.2	1.5
Purchased freight	156.4	141.6	303.0	259.3
Administrative expenses	17.2	13.1	33.3	25.2
Sales and marketing	1.3	0.8	2.5	1.4
Taxes and licenses	5.0	3.9	9.9	7.6
Insurance and claims	12.2	10.4	24.7	19.6
Acquisition-related transaction expenses	—	1.4	—	1.8
Depreciation and amortization	39.7	31.7	81.2	56.9
Gain on disposition of property and equipment	(0.7)	(0.5)	(1.1)	(0.6)
Impairment	—	2.8	—	2.8
Total operating expenses	445.9	368.4	878.2	688.2
Income from operations	4.7	8.5	5.4	16.3

Other expense (income):
Interest income	(0.2)	(0.6)	(0.4)	(1.0)
Interest expense	12.7	11.1	25.4	21.4
Other	(0.7)	(1.0)	(1.3)	(1.9)
Total other expense	11.8	9.5	23.7	18.5

Loss before benefit for income taxes	(7.1)	(1.0)	(18.3)	(2.2)
Benefit for income taxes	(0.7)	(14.5)	(2.6)	(14.9)
Net income (loss)	(6.4)	13.5	(15.7)	12.7

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0.1, $0.1, $0.3 and $0.3, respectively	0.4	(0.6)	0.5	(0.9)
Comprehensive income (loss)	(6.0)	12.9	(15.2)	11.8

Net income (loss)	(6.4)	13.5	(15.7)	12.7
Less dividends to Series A convertible preferred stockholders	(1.3)	(1.3)	(2.5)	(2.5)
Net income (loss) attributable to common stockholders	$(7.7)	$12.2	$(18.2)	$10.2

Net income (loss) per common share:
Basic and Diluted	$(0.12)	$0.20	$(0.28)	$0.17
Weighted-average common shares outstanding:
Basic and Diluted	64,523,163	60,558,956	64,496,550	57,935,688

Dividends declared per Series A convertible preferred share	$1.91	$1.91	$3.81	$3.81

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2019

(Unaudited)

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2019	650,000	$65.0	64,455,174	$—	$433.9	$(51.0)	$(0.9)	$447.0
Vesting of restricted stock units	—	—	14,498	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.0	—	—	1.0
Foreign currency translation adjustments	—	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	—	(9.3)	—	(9.3)
Balance at March 31, 2019	650,000	$65.0	64,469,672	$—	$434.9	$(61.5)	$(0.8)	$437.6
Vesting of restricted stock units	—	—	110,321	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	0.4	0.4
Net loss	—	—	—	—	—	(6.4)	—	(6.4)
Balance at June 30, 2019	650,000	$65.0	64,579,993	$—	$435.6	$(69.2)	$(0.4)	$431.0

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six months ended June 30, 2018

(Unaudited)

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Retained	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2018	650,000	$65.0	48,712,288	$—	$277.9	$7.3	$1.0	$351.2
Exercise of stock options	—	—	5,000	—	0.1	—	—	0.1
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Issuance of common stock	—	—	8,545,000	—	84.5	—	—	84.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)
Net loss	—	—	—	—	—	(0.8)	—	(0.8)
Balance at March 31, 2018	650,000	$65.0	57,262,288	$—	$363.4	$5.3	$0.7	$434.4
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Issuance of common stock	—	—	1,612,979	—	15.4	—	—	15.4
Issuance of earnout shares	—	—	5,000,000	—	48.2	(48.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(0.6)	(0.6)
Net income	—	—	—	—	—	13.5	—	13.5
Balance at June 30, 2018	650,000	$65.0	63,875,267	$—	$427.9	$(30.7)	$0.1	$462.3

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(15.7)	$12.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	73.0	48.8
Amortization of intangible assets	8.2	8.1
Amortization of deferred financing fees	1.5	1.4
Non-cash operating lease expense	13.3	—
Stock-based compensation expense	1.9	1.8
Deferred taxes	(2.6)	(16.2)
Bad debt expense	0.5	0.2
Gain on disposition of property and equipment	(1.1)	(0.6)
Gain on disposition of building	—	(0.8)
Deferred gain recognized on sales-type leases	—	(1.4)
Impairment	—	2.8
Changes in operating assets and liabilities
Accounts receivable	(21.9)	(31.5)
Drivers’ advances and other receivables	(1.7)	(0.1)
Payments received on sales-type leases	—	6.5
Prepaid and other current assets	(0.2)	(6.3)
Accounts payable	1.4	0.1
Accrued expenses and other liabilities	(1.7)	3.5
Net cash provided by operating activities	54.9	29.0

Cash flows from investing activities
Purchases of property and equipment	(12.1)	(31.1)
Proceeds from sale of property and equipment	16.5	11.7
Cash paid for acqusitions, net of cash received	—	(79.1)
Net cash provided by (used in) investing activities	4.4	(98.5)

Cash flows from financing activities:
Advances on line of credit	639.2	468.1
Repayments on line of credit	(639.2)	(472.7)
Principal payments on long-term debt	(38.9)	(25.2)
Proceeds from Term Loan Facility	—	5.9
Deferred financing fees	(0.2)	(0.6)
Proceeds from issuance of common stock	—	84.6
Series A convertible preferred stock dividends	(2.5)	(2.5)
Net cash provided by (used in) financing activities	(41.6)	57.6

Effect of exchange rates on cash and cash equivalents	—	(0.1)

Net increase (decrease) in cash and cash equivalents	17.7	(12.0)
Cash and cash equivalents – beginning of period	46.0	90.7
Cash and cash equivalents – end of period	$63.7	$78.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$23.4	$20.0
Cash paid for income taxes	$1.3	$1.3

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$47.9	$11.6
Accrued capital expenditures	$—	$4.4
Property and equipment sold for notes receivable	$0.3	$0.2
Property and equipment transferred to sales-type lease	$—	$3.9
Sales-type lease returns to property and equipment	$—	$0.4
Sales-type lease assets acquired with debt or capital lease obligations	$—	$9.9
Sales-type lease assets sold for notes receivable	$—	$28.1
Sales-type lease returns to sales-type lease assets	$—	$15.5
Common stock issued in acquisitions	$—	$15.4
Issuance of earnout shares	$—	$48.2
Right-of-use assets acquired	$25.7	$—

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2018 as set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2019.

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

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of June 30, 2019 and December 31, 2018, the balance of deferred finance charges was $14.9 million and $16.2 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $0.8 million for each of the three months periods ended June 30, 2019 and 2018, and $1.5 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

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

Contingent Consideration

The contingent consideration liabilities represent future payment obligations for certain EBITDA thresholds related to the Company’s acquisitions over a defined period of time. See Note 3 for additional details on the future payment obligations connected to the Company’s acquisitions. The fair value of the Company’s contingent consideration liabilities are determined using estimates based on discount rates that reflect the risk involved and the projected EBITDA of the acquired businesses, therefore the liabilities are classified within Level 3 of the fair value framework. The balance of contingent consideration as of June 30, 2019 and December 31, 2018 was $21.5 million and $21.9 million, respectively. The changes in the fair value were the same for the three and six months ended June 30, 2019 and 2018. The table below is a summary of the changes in the fair value of this liability for the six months ended June 30, 2019 and 2018 (in millions):

	Six Months Ended
	June 30,
	2019	2018
Balance at beginning of period	$21.9	$0.8
Fair value of earn-out liability for acquisition	—	20.3
Change in fair value	(0.4)	(0.7)
Balance at end of period	$21.5	$20.4

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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it had 16 operating segments as of June 30, 2019 and 2018 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

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

For the three and six months ended June 30, 2019 and 2018, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and outstanding stock options were not included in the computation of diluted earnings (loss) per share as their effects were anti-dilutive. Additionally, for the three and six months ended June 30, 2019 and 2018, there was no dilutive effect from the Merger Agreement earn-out provision found in the Agreement and Plan of Merger, dated December 22, 2016, in which a wholly-owned subsidiary of Hennessy Capital Acquisition Corp. II (Hennessy) merged with and into Daseke, with Daseke surviving as a direct wholly-owned subsidiary of Hennessy, (the Merger Agreement) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants). See Note 15 for the effects of non-vested restricted stock units on basic and diluted earnings per share under the two-class method.

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

Assets Held for Sale

Through December 31, 2018, assets held for sale were primarily comprised of revenue equipment in the Company’s lease purchase program and recorded as a component of prepaid and other current assets on the consolidated balance sheets. Assets held for sale were not subject to depreciation, and were recorded at the lower of depreciated carrying value or fair market value less selling costs. Assets held for sale as of December 31, 2018, totaled $3.6 million, consisting of $2.7 million for the Flatbed Solutions segment and $0.9 million for the Specialized Solutions.

Following the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), the revenue equipment in the Company’s lease purchase program no longer meets the criteria for assets held for sale. See Note 2 for additional information on the adoption of ASU No. 2016-02. There were no assets held for sale as of June 30, 2019.

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

The Company’s customers simultaneously receive and consume the benefits of the Company’s contracts; therefore, revenue is recognized over time. This is a faithful depiction of the satisfaction of the performance obligation, as the customer does not need to re-perform the transportation services the Company has provided to date.

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

The Company has capitalized operating and finance leases for various real estate including corporate offices, trucking facilities and terminals, warehouses, and tractor parking as well as various types of equipment including tractors, trailers, forklifts, and office equipment. New real estate lease agreements will typically have initial terms between 3-15 years and new equipment lease agreements will typically have initial terms of 3-9 years. Leases with an initial term of 12 months or less ("short term leases") across all asset classes are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The following table reflects the Company’s components of lease expenses for the three and six months ended June 30, 2019 (in millions):

		Three Months Ended	Six Months Ended
	Classification	June 30, 2019
Operating lease cost
Revenue equipment	Operations and maintenance	$7.8	$13.5
Real estate	Administrative expense	4.8	9.1
Total operating lease cost		$12.6	$22.6

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1.1	$2.4
Interest on lease liabilities	Interest expense	0.3	0.5
Total finance lease cost		$1.4	$2.9

Total lease cost(a)		$14.0	$25.5
(a)	Short-term lease expense and variable lease expense are immaterial.

The components of assets and liabilities for operating and finance leases are as follows as of June 30, 2019 (in millions):

		June 30,
	Classification	2019
Assets
Capitalized operating lease right-of-use assets	Right-of-use assets	$106.8
Finance lease right-of-use assets	Other long-term assets	25.7
Total lease assets		$132.5

Liabilities
Capitalized operating lease liabilities:
Current	Other current liabilities	$28.4
Non-current	Other long-term liabilities	78.4
Total capitalized operating lease liabilities		$106.8

Finance lease liabilities:
Current	Current portion of long-term debt	$6.2
Non-current	Long-term debt, net of current portion	19.5
Total finance lease liabilities		$25.7

Total lease liabilities		$132.5

The following table is a summary of supplemental cash flows related to leases for the six months ended June 30, 2019 (in millions):

Six Months Ended
June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capitalized operating leases	$(17.1)
Operating cash flows from finance leases	(0.4)
Financing cash flows from finance leases	(2.8)
Right-of-use assets obtained in exchange for lease obligations:
Capitalized operating lease right-of-use assets	$25.7
Finance lease right-of-use assets	9.2

The following table is the future payments on leases as of June 30, 2019 (in millions):

	Capitalized
	Operating	Finance
Year ending December 31,	leases	leases	Total
2019(1)	$17.6	$4.5	$22.1
2020	28.6	7.6	36.2
2021	21.4	7.5	28.9
2022	16.8	4.2	21.0
2023	11.6	4.2	15.8
Thereafter	25.0	1.5	26.5
Total lease payments	121.0	29.5	150.5
Less: interest	(14.2)	(3.8)	(18.0)
Present value of lease liabilities	$106.8	$25.7	$132.5
(1)	Six months ending December 31, 2019

The following table is a summary of weighted average lease terms and discount rates for leases as of June 30, 2019:

2019
Weighted-average remaining lease term (years)
Capitalized operating leases	5.13
Finance leases	4.05
Weighted-average discount rate
Capitalized operating leases	5.54%
Finance leases	4.39%

The following table is the future payments under lease agreements as of December 31, 2018 prior to adoption of ASC 842 (in millions):

	Capital Leases	Operating Leases
		Revenue	Office
Year ending December 31,		Equipment	and Terminals
2019	$5.7	$19.5	$11.9
2020	4.5	13.0	11.2
2021	4.3	5.7	9.5
2022	2.4	3.2	8.5
2023	2.9	0.3	6.6
Thereafter	0.8	—	23.0
Total minimum lease payments	$20.6	$41.7	$70.7
Loan amount attributable to interest	(2.4)
Total (Present value of minimum lease payments on capital leases)	18.2
Less: current portion	(4.8)
Long-term capital leases	$13.4

Lessor

The adoption of this standard had a material impact on the Company’s financial position, resulting in recording of additional property and equipment and reductions to net investment in sales-type leases and prepaid and other current assets on its consolidated balance sheets of approximately $59.4 million, $55.8 million, and $3.6 million, respectively. The additional assets recorded on the balance sheet in property and equipment include tractors and trailers leased or available for lease to owner-operators. The standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss, however, there have been additions and modifications to its existing financial disclosures.

The Company leases tractors and trailers to certain of its owner-operators and accounts for these transactions as operating leases. Historically, the Company has accounted for these equipment leases as sales-type leases. Under the new guidance, the Company's equipment leases no longer qualify for sales-type lease treatment and are now treated as operating leases. This change in accounting treatment resulted in the derecognition of net investment in sales-type leases and recording the associated assets as if the agreements were always operating leases. The Company will no longer recognize a lease receivable, unearned interest income, or deferred gain related to sales-type leases and will recognize income from operating leases as payments are received. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term, which are reported in purchased freight on the statements of operations and comprehensive income (loss). The Company's equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

The Company recorded depreciation expense of $3.9 million and $8.8 million on its assets leased under operating leases for the three and six months ended June 30, 2019, respectively. Lease income from lease payments related to the Company's operating leases for the three and six months ended June 30, 2019, was $6.1 million and $11.6 million, respectively.

The following table is the future minimum receipts on leases as of June 30, 2019 (in millions):

Twelve months ending June 30,	Amount
2020	$26.0
2021	20.9
2022	12.9
2023	6.3
2024	2.1
Thereafter	0.1
Total minimum lease receipts	$68.3

The components of the net investment in sales-type leases as of December 31, 2018 prior to the adoption of ASC 842 are as follows (in millions):

2018
Minimum lease receivable	$78.1
Deferred gain	(10.1)
Net minimum lease receivable	68.0
Unearned interest income	(12.3)
Net investment in sales-type leases	55.7
Current portion	(16.2)
$39.5

The following table is the future minimum receipts on leases as of December 31, 2018 prior to the adoption of ASC 842 (in millions):

Year ending December 31,	Amount
2019	$16.2
2020	14.5
2021	11.0
2022	11.2
2023	2.6
Thereafter	0.2
Total	$55.7

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

Kelsey Trail Trucking

On July 1, 2018, the Company acquired 100% of the outstanding equity interests of Kelsey Trail Trucking Ltd. (Kelsey Trail), based in Saskatoon, Saskatchewan province, Canada. Total consideration paid was $6.2 million, consisting of $5.3 million in cash and 95,859 shares of Daseke common stock valued at $0.9 million. The cash consideration was funded with cash on hand. The acquisition was a stock purchase; therefore, the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $0.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. During the first quarter of 2019, goodwill and deferred tax liability were decreased by $0.9 million to adjust the beginning balance of deferred taxes.

Aveda Transportation and Energy Services

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), pursuant to the Agreement and the Plan of Arrangement (the Agreement). Total consideration paid was $118.7 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, and the payoff of $54.8 million of outstanding debt. The Company will also pay to the holders of Aveda common shares up to C$0.45 in cash per Aveda common share, contingent on and based on Aveda’s Company EBITDA (as defined in the Agreement) meeting certain thresholds set forth in the Agreement for the period beginning June 1, 2018 and ending on May 1, 2019 or with agreement of the parties, July 1, 2018 to June 30, 2019. The contingent consideration for this earn-out has been valued at an estimated $21.2 million. The Aveda acquisition was a stock purchase; therefore, the value assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $1.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. During the first quarter of 2019, goodwill and deferred tax liability were increased by $0.7 million to adjust the beginning balance of deferred taxes.

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of June 30, 2019 and December 31, 2018 (in millions):

	2019	2018
Insurance	$8.0	$7.4
Licensing, permits and tolls	6.0	5.6
Other prepaids	3.4	3.9
Other assets	2.0	4.4
Highway and fuel taxes	0.3	1.4
Assets held for sale	—	3.6
	$19.7	$26.3

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise. There was no goodwill impairment identified for three and six months ended June 30, 2019. The summary of changes in goodwill follows for the six months ended June 30, 2019 (in millions):

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2018	$101.5	$156.9	$258.4
Adjustments to previously recorded goodwill (net)	—	(0.3)	(0.3)
Foreign currency translation adjustment	—	0.6	0.6
Goodwill balance at June 30, 2019	$101.5	$157.2	$258.7

Intangible assets consisted of the following as of June 30, 2019 and December 31, 2018 (in millions):

	As of June 30, 2019			As of December 31, 2018
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$33.8	$(16.3)	$17.5	$33.8	$(12.8)	$21.0
Customer relationships	130.9	(38.2)	92.7	130.9	(33.5)	97.4
Trade names	90.6	—	90.6	90.6	—	90.6
Foreign currency translation adjustment	0.1	—	0.1	(0.2)	—	(0.2)
Total intangible assets	$255.4	$(54.5)	$200.9	$255.1	$(46.3)	$208.8

As of June 30, 2019, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.5 and 9.9 years, respectively.

Amortization expense for intangible assets with definite lives was $3.9 million and $6.2 million for the three months ended June 30, 2019 and 2018, respectively, and $8.2 million and $8.1 million for the six months ended June 30, 2019 and 2018, respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2019(1)	$3.3	$4.8
2020	5.4	9.5
2021	4.7	9.5
2022	3.9	9.5
2023	0.2	9.5
Thereafter	—	49.9
Total	$17.5	$92.7
(1)	Six months ending December 31, 2019

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows as of June 30, 2019 and December 31, 2018 (in millions):

	2019	2018
Revenue equipment	$705.1	$734.0
Buildings and improvements	62.9	61.9
Assets leased and available for lease to owner-operators	70.3	—
Furniture and fixtures, office and computer equipment and vehicles	40.3	36.5
	878.6	832.4
Accumulated depreciation	(298.7)	(259.7)
	$579.9	$572.7

Depreciation expense on property and equipment was $30.8 million and $25.5 million for the three months ended June 30, 2019 and 2018, respectively, and $62.3 million and $48.8 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense and accumulated depreciation on assets leased and available for lease to owner-operaters was $5.1 million and $10.7 million for the three and six months ended June 30, 2019, respectively. Included in depreciaton expense is the net impact of the step-up in basis of fixed assets resulting from acquisitions of $5.9 million and $5.4 million for the three months ended June 30, 2019 and 2018, respectively, and $12.7 million and $9.5 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of June 30, 2019 and December 31, 2018 (in millions):

	2019	2018
Brokerage and escorts	$15.4	$12.6
Unvouchered payables	11.9	11.7
Other accrued expenses	10.0	8.0
Owner-operator deposits	8.8	9.3
Fuel and fuel taxes	1.8	1.2
Sales and local taxes payable	2.0	3.3
Interest	0.7	0.4
	$50.6	$46.5

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2019 and December 31, 2018 (in millions):

	2019	2018
Term loan facility	$491.0	$493.5
Equipment term loans	197.1	190.7
Finance and capital leases	25.7	18.2
	713.8	702.4
Less current portion	(62.4)	(63.5)
Less unamortized debt issuance costs	(14.9)	(16.2)
Total long-term debt	$636.5	$622.7

Term Loan Facility

The Company has a $500.0 million term loan facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto (the Term Loan Facility) with a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.00% per annum and LIBOR (subject to a 1.00% floor) plus 5.00% per annum. At June 30, 2019, the average interest rate on the Term Loan Facility was 7.5%.

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

ABL Facility

The Company has a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The ABL Facility’s maximum credit amount may be increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of June 30, 2019, the Company had a debit balance of $0.3 million, $13.9 million in letters of credit outstanding, and could incur approximately $85.2 million of additional indebtedness under the ABL Facility.

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

At June 30, 2019, the interest rate on the ABL Facility was 6.00%.

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

As of June 30, 2019, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of June 30, 2019, the Company had term loans collateralized by equipment in the aggregate amount of $193.7 million with 41 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 10.7%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of June 30, 2019, the Company has a bank mortgage loan with a balance of $3.4 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020.

The interest rate and monthly payments will be adjusted on November 1, 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2020 (which will not be less than 3.7%). The bank mortgage loan matures November 1, 2023.

Finance and Capital Leases

The Company leases certain equipment under long-term finance and capital lease agreements that expire on various dates through May 2025. As of December 31, 2018, the book value of the property and equipment recorded under capital leases was $16.6 million, net of accumulated depreciation of $7.8 million. Depreciation expense related to capital lease equipment was $0.7 million and $1.3 million for the three and six months ended June 30, 2018, respectively. See Note 2 for information on finance leases.

Future Payments

Future principal payments on long-term debt as of June 30, 2019 are as follows (in millions):

Twelve months ending June 30,	Term Loan Facility	Equipment Term Loans	Total

2020	$5.0	$51.1	$56.1
2021	2.5	43.6	46.1
2022	2.5	36.0	38.5
2023	11.3	27.9	39.2
2024	2.5	27.6	30.1
Thereafter	467.2	10.9	478.1
Total long-term debt	$491.0	$197.1	$688.1

NOTE 9 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2019 and 2018 were 9.9% and 1,371.0%, respectively, and 14.2% and 666.2% for the six months ended June 30, 2019 and 2018, respectively. These decreases in the effective tax rates are primarily the result of recognized deferred tax liabilities for final valuations of intangible assets related to the December 2017 acquisitions and then remeasured using the Tax Cuts and Jobs Act (TCJA) rates for the three months ended June 30, 2018. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers. State tax rates vary among states and range from approximately 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax.

Regarding the new tax on global intangible low-taxed income (GILTI), which became applicable in 2018 as part of the Tax Cuts and Jobs Act of 2017 (TCJA), the Company will treat GILTI as a period cost if and when incurred.

There were no changes in uncertain tax positions during the six months ended June 30, 2019.

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

The Earnout Shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering on the basis that the securities were offered and sold in a non-public offering to “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act). Private Daseke, which refers to Daseke, Inc. and its subsidiaries prior to the merger with Hennessy, engaged a purchaser representative to serve as the purchaser representative for two Private Daseke stockholders who were not “accredited investors,” which purchaser representative met all of the conditions set forth in Rule 501(i) of Regulation D, as required to comply with applicable federal securities laws in connection with the issuance of shares of the Company’s common stock to these two Private Daseke stockholders pursuant to the Merger Agreement.

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

As of June 30, 2019, the Company has approximately 1.2 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 11 for additional details about the Company’s stock-based compensation plan.

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

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. On February 27, 2019 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2019. On May 21, 2019, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 15, 2019. On February 27, 2018 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2018. On May 22, 2018, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 20, 2018.

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

Warrants

At June 30, 2019, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

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

Each warrant entitles the registered holder to purchase one-half of one share of the Company’s common stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. The warrants may be exercised only for a whole number of shares of the Company’s common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire on February 27, 2022, five years after the completion of the merger with Hennessy, or earlier upon redemption or liquidation. The warrants are listed on the NASDAQ market under the symbol DSKEW.

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

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. Aggregate stock-based compensation charges, net of forfeitures, were $0.9 million and $0.9 million during the three months ended June 30, 2019 and 2018, respectively, and $1.9 million and $1.8 million during the six months ended June 30, 2019 and 2018, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive loss. As of June 30, 2019, there was $6.0 million and $5.6 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 3.3 years for stock options and 3.1 years for restricted stock units.

Stock Options

The following table summarizes stock option grants under the Plan:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)

Director Group	150,000	145,000	5 years	$9.98	$4.36
Employee Group	2,384,094	2,268,673	5 years	$9.22	$3.99
Total		2,413,673

The Company’s calculations of the fair value of stock options granted during the six months ended June 30, 2019 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions for the six months ended June 30, 2019:

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

A summary of option activity under the Plan as of June 30, 2019 and changes during the six months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2019	2,066,529	$10.23	8.5	$—
Granted	382,500	3.82
Forfeited or expired	(35,356)	10.33
Outstanding as of June 30, 2019	2,413,673	$9.21	8.3	$—

Exercisable as of June 30, 2019	624,620	$10.28	7.8	$—
Vested and expected to vest as of June 30, 2019	2,413,673	$9.21	8.3	$—

The stock options’ maximum contract term is ten years. The total weighted average fair value of options granted during the six months ended June 30, 2019 and 2018 was $0.6 million and $1.2 million, respectively.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Grant Date Fair Value (Per Unit)

Director Group	121,212	89,700	1 year	$5.78
Employee Group	1,568,655	535,561	5 years	$10.59
Total		625,261

A summary of restricted stock unit awards activity under the Plan as of June 30, 2019 and changes during the six months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2019	841,361	$10.44
Granted	89,700	4.32
Vested	(174,296)	10.19
Forfeited	(131,504)	10.51
Non-vested as of June 30, 2019	625,261	$9.67

NOTE 12 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under The Employee Retirement Income Security Act of 1974 (ERISA) provisions of 401(k). Under the safe harbor matching requirements, the Company had expenses of $1.4 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $2.8 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. The Company sponsored defined contribution profit-sharing plans, including 401(k) provisions, for substantially all employees of acquired companies whose plans were merged into the Retirement Plan effective January 1, 2019. Matching contributions for 401(k) defined contribution plans not yet merged into the Retirement Plan totaled approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of June 30, 2019 totaling approximately $15.9 million, including those disclosed in Note 8. These letters of credit are related to liability and workers compensation insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $2.5 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $4.6 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $2.0 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, and $4.1 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended June 30, 2019
Total revenue	$174.9	$280.7	$(5.0)	$450.6
Company freight	55.0	154.5	(2.6)	206.9
Owner operator freight	73.4	49.6	(1.3)	121.7
Brokerage	25.7	47.7	(0.6)	72.8
Logistics	0.6	12.5	—	13.1
Fuel surcharge	20.2	16.4	(0.5)	36.1
Operating income (loss)	6.1	11.1	(12.5)	4.7
Depreciation	12.3	23.4	0.1	35.8
Amortization of intangible assets	1.3	2.6	—	3.9
Non-cash operating lease expense	3.1	3.5	0.1	6.7
Interest expense	2.7	3.3	6.7	12.7
Income (loss) before income tax	3.5	8.1	(18.7)	(7.1)
Total assets	501.5	932.4	69.1	1,503.0
Cash capital expenditures	2.3	5.4	0.5	8.2

Three Months Ended June 30, 2018
Total revenue	$162.2	$218.4	$(3.7)	$376.9
Company freight	46.2	116.3	(2.5)	160.0
Owner operator freight	72.3	40.9	(0.6)	112.6
Brokerage	23.9	36.4	(0.2)	60.1
Logistics	0.7	8.2	—	8.9
Fuel surcharge	19.1	16.6	(0.4)	35.3
Operating income (loss)	9.3	7.1	(7.9)	8.5
Depreciation	6.7	18.8	—	25.5
Amortization of intangible assets	2.5	3.7	—	6.2
Interest expense	2.0	2.7	6.4	11.1
Income (loss) before income tax	7.4	4.6	(13.0)	(1.0)
Total assets	409.5	857.3	57.3	1,324.1
Cash capital expenditures	1.9	21.4	0.2	23.5

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Six Months Ended June 30, 2019
Total revenue	$343.0	$550.2	$(9.6)	$883.6
Company freight	110.2	308.4	(5.5)	413.1
Owner operator freight	142.0	93.3	(2.6)	232.7
Brokerage	51.1	93.7	(0.6)	144.2
Logistics	1.3	24.2	—	25.5
Fuel surcharge	38.4	30.6	(0.9)	68.1
Operating income (loss)	9.4	18.8	(22.8)	5.4
Depreciation	25.4	47.4	0.2	73.0
Amortization of intangible assets	3.0	5.2	—	8.2
Non-cash operating lease expense	5.5	7.6	0.2	13.3
Interest expense	5.3	6.6	13.5	25.4
Income (loss) before income tax	4.4	13.1	(35.8)	(18.3)
Cash capital expenditures	2.9	8.2	1.0	12.1

Six Months Ended June 30, 2018
Total revenue	$307.2	$403.3	$(6.0)	$704.5
Company freight	91.4	217.0	(3.8)	304.6
Owner operator freight	131.6	77.6	(1.1)	208.1
Brokerage	46.9	59.6	(0.3)	106.2
Logistics	1.4	18.3	(0.1)	19.6
Fuel surcharge	35.9	30.8	(0.7)	66.0
Operating income (loss)	16.2	12.3	(12.2)	16.3
Depreciation	13.7	35.1	—	48.8
Amortization of intangible assets	2.9	5.2	—	8.1
Interest expense	3.8	5.2	12.4	21.4
Income (loss) before income tax	12.6	8.2	(23.0)	(2.2)
Cash capital expenditures	2.4	28.3	0.4	31.1

NOTE 15 – LOSS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2019	2018	2019	2018

Numerator:
Net income (loss)	$(6.4)	$13.5	$(15.7)	$12.7
Less Series A preferred dividends	(1.3)	(1.3)	(2.5)	(2.5)
Allocation of earnings to non-vested participating restricted stock units	—	(0.2)	—	(0.2)
Net income (loss) attributable to common stockholders	$(7.7)	$12.0	$(18.2)	$10.0

Denominator:
Weighted-average shares outstanding	64.5	59.5	64.5	56.9
Weighted average non-vested participating restricted stock units	—	1.1	—	1.0
Denominator for basic and diluted EPS – weighted-average shares	64.5	60.6	64.5	57.9

Basic and diluted EPS	$(0.12)	$0.20	$(0.28)	$0.17

NOTE 16 – SUBSEQUENT EVENTS

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments (Project Synchronize or the Plan), which will reduce the number of operating segments from 16 to 13. The Plan is being implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. The Company is in the process of determining the estimated impact of Project Synchronize on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Introductory Note

On February 27, 2017, Hennessy Capital Acquisition Corp. II (Hennessy), a special purpose acquisition corporation, consummated the merger of Hennessy’s wholly-owned subsidiary with and into Daseke, Inc. (Daseke or the Company), with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination). Upon consummation of the Business Combination, Daseke, Inc. changed its name to Daseke Companies, Inc. and Hennessy changed its name to Daseke, Inc.

Daseke is a leading provider and consolidator of transportation and logistics solutions focused exclusively on flatbed and specialized (open-deck) freight in North America. The transportation and logistics market is one of the largest industries in the United States. The flatbed and specialized freight market currently represents approximately 10% of the more than 1.5 million trucks used in the broader transportation and logistics market.

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

Recent Developments

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda, for total consideration of $118.7 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, the payoff of $54.8 million of outstanding debt and contingent consideration of $21.2 million. Aveda transports equipment required for the exploration, development and production of petroleum resources in the United States and Canada, expanding the Specialized Segment.

On August 1, 2018, the Company acquired all of the outstanding shares of Builders based in Memphis, Tennessee for total consideration of $36.3 million, consisting of $30.0 million in cash, 399,530 shares of Daseke common stock valued at $3.4 million and the payoff of $2.9 million of outstanding debt. Builders transports metals and building materials, expanding the Flatbed Segment.

On July 1 and August 1, 2018, the Company closed two acquisitions to acquire 100% of the outstanding shares of the entities for aggregate consideration of $21.1 million, consisting of $20.1 million in cash and 95,859 shares of Daseke common stock valued at $0.9 million. Additionally, the Company assumed approximately $10.6 million of debt and capital lease obligations. These two acquisitions expand operations in the northwest United States and Canada, in the Flatbed and Specialized Segments.

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments (the Plan), which will reduce the number of operating segments from 16 to 13.  As a result of the Plan, Builders Transportation will merge into Hornady Transportation, Moore Freight Service into E.W. Wylie, and the Schilli Companies into Lone Star Transportation. The Plan is being implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies, which is expected to improve annual operating income by $10.0 million in fiscal 2020 and by an additional $5.0 million to $10.0 million in fiscal 2021. Additionally, the Company announced the planned implementation of Business Improvement Plans, which are expected to increase profitability by right-sizing trailer-to-tractor ratios, yielding management capacity allocations, and improving maintenance execution annually beginning in fiscal year 2020 in the amount of $5.0 million.

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

Fuel surcharges are designed to compensate the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers. However, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel efficiency due to engine idle time and other factors and to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. In general, a declining energy and fuel price environment, such as in the first half of 2019, negatively affects the Company’s fuel surcharge revenues, and conversely, an environment with rising fuel and energy prices benefits its fuel surcharge revenues. Although the Company’s surcharge programs vary by customer, they typically involve a computation based on the change in national or regional fuel prices. The Company’s fuel surcharges are billed on a lagging basis, meaning it typically bills customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Also, its fuel surcharge programs typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.

Expenses

The Company’s most significant expenses vary with miles traveled and include driver wages, services purchased from owner-operators and other transportation providers (which are recorded on the “Purchased freight” line of the Company’s consolidated statements of operations and comprehensive income (loss)) and fuel. Driver-related expenses vary with miles traveled, however the Company currently expects its expenses relating to driver wages to remain stable in the near-term as a result of driver wage increases implemented in the second half of 2018 to address the shortage of qualified drivers in the general trucking industry, compared to demand at that time. The expectation of stable driver wages paid per mile are due to current market conditions caused by shippers’ downward pressure on rates resulting in some easing of capacity in the industry.

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

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2019 and 2018 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended June 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$206.9	45.9	$160.0	42.5	$46.9	29.3
Owner operator freight	121.7	27.0	112.6	29.9	9.1	8.1
Brokerage	72.8	16.2	60.1	15.9	12.7	21.1
Logistics	13.1	2.9	8.9	2.4	4.2	47.2
Fuel surcharge	36.1	8.0	35.3	9.4	0.8	2.3
Total revenue	450.6	100.0	376.9	100.0	73.7	19.6

OPERATING EXPENSES:
Salaries, wages and employee benefits	124.3	27.6	90.7	24.1	33.6	37.0
Fuel	36.2	8.0	31.3	8.3	4.9	15.7
Operations and maintenance	53.1	11.8	40.4	10.7	12.7	31.4
Communications	1.2	0.3	0.8	0.2	0.4	50.0
Purchased freight	156.4	34.7	141.6	37.6	14.8	10.5
Administrative expenses	17.2	3.8	13.1	3.5	4.1	31.3
Sales and marketing	1.3	0.3	0.8	0.2	0.5	62.5
Taxes and licenses	5.0	1.1	3.9	1.0	1.1	28.2
Insurance and claims	12.2	2.7	10.4	2.8	1.8	17.3
Acquisition-related transaction expenses	—	—	1.4	0.4	(1.4)	(100.0)
Depreciation and amortization	39.7	8.8	31.7	8.4	8.0	25.2
Gain on disposition of property and equipment	(0.7)	(0.2)	(0.5)	(0.1)	(0.2)	40.0
Impairment	—	—	2.8	0.7	(2.8)	(100.0)
Total operating expenses	445.9	99.0	368.4	97.7	77.5	21.0
Operating ratio	99.0%		97.7%
Adjusted operating ratio(1)	96.8%		93.6%
INCOME FROM OPERATIONS	4.7	1.0	8.5	2.3	(3.8)	(44.7)

Other expense (income):
Interest income	(0.2)	*	(0.6)	(0.2)	0.4	(66.7)
Interest expense	12.7	2.8	11.1	3.0	1.6	14.4
Other	(0.7)	(0.2)	(1.0)	(0.3)	0.3	(30.0)
Total other expense	11.8	2.6	9.5	2.5	2.3	24.2

Loss before benefit for income taxes	(7.1)	(1.6)	(1.0)	(0.3)	(6.1)	610.0
Benefit for income taxes	(0.7)	(0.2)	(14.5)	(3.8)	13.8	(95.2)
Net income (loss)	$(6.4)	(1.4)	$13.5	3.6	$(19.9)	(147.4)

OPERATING STATISTICS:
Total miles (in millions)(2)(3)	123.7		113.1		10.6	9.4
Company-operated tractors, as of quarter-end	3,808		3,477		331	9.5
Owner-operated tractors, as of quarter-end	2,392		2,185		207	9.5
Number of trailers, as of quarter-end	13,582		12,614		968	7.7

Company-operated tractors, average for the quarter	3,826		3,220		606	18.8
Owner-operated tractors, average for the quarter	2,360		2,113		247	11.7
Total tractors, average for the quarter	6,186		5,333		853	16.0

*indicates not meaningful.

(1)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(2)	Total miles includes company and owner operator and excludes brokerage.
(3)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended June 30, 2019 and 2018 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended June 30, 2019 and 2018.

SPECIALIZED SOLUTIONS

	Three Months Ended June 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$154.5	55.0	$116.3	53.3	$38.2	32.8
Owner operator freight	49.6	17.7	40.9	18.7	8.7	21.3
Brokerage	47.7	17.0	36.4	16.7	11.3	31.0
Logistics	12.5	4.5	8.2	3.8	4.3	52.4
Fuel surcharge	16.4	5.8	16.6	7.6	(0.2)	(1.2)
Total revenue	280.7	100.0	218.4	100.0	62.3	28.5

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	82.7	29.5	62.2	28.5	20.5	33.0
Fuel	23.4	8.3	20.0	9.2	3.4	17.0
Operations and maintenance	39.9	14.2	29.4	13.5	10.5	35.7
Purchased freight	78.6	28.0	60.4	27.7	18.2	30.1
Depreciation and amortization	26.0	9.3	22.5	10.3	3.5	15.6
Impairment	—	-	2.8	1.3	(2.8)	(100.0)
Other operating expenses	19.0	6.8	14.0	6.4	5.0	35.7
Total operating expenses	269.6	96.0	211.3	96.7	58.3	27.6
Operating ratio	96.0%		96.7%
Adjusted operating ratio(2)	93.2%		91.7%
INCOME FROM OPERATIONS	$11.1	4.0	$7.1	3.3	$4.0	56.3

OPERATING STATISTICS:
Total miles (in millions)(3)(4)	57.6		54.6		3.0	5.5
Company-operated tractors, at quarter-end	2,481		2,460		21	0.9
Owner-operated tractors, at quarter-end	690		611		79	12.9
Number of trailers, at quarter-end	8,453		8,210		243	3.0

Company-operated tractors, average for the quarter	2,490		2,159		331	15.3
Owner-operated tractors, average for the quarter	671		581		90	15.5
Total tractors, average for the quarter	3,161		2,740		421

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(3)	Total miles includes company and owner operator and excludes brokerage.
(4)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended June 30, 2019 and 2018 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended June 30, 2019 and 2018.

FLATBED SOLUTIONS

	Three Months Ended June 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$55.0	31.4	$46.2	28.5	$8.8	19.0
Owner operator freight	73.4	42.0	72.3	44.6	1.1	1.5
Brokerage	25.7	14.7	23.9	14.7	1.8	7.5
Logistics	0.6	0.3	0.7	0.4	(0.1)	(14.3)
Fuel surcharge	20.2	11.6	19.1	11.8	1.1	5.8
Total revenue	174.9	100.0	162.2	100.0	12.7	7.8

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	34.9	20.0	27.2	16.8	7.7	28.3
Fuel	12.8	7.3	11.4	7.0	1.4	12.3
Operations and maintenance	13.0	7.4	10.9	6.7	2.1	19.3
Purchased freight	82.8	47.3	84.9	52.3	(2.1)	(2.5)
Depreciation and amortization	13.6	7.8	9.2	5.7	4.4	47.8
Other operating expenses	11.7	6.7	9.3	5.7	2.4	25.8
Total operating expenses	168.8	96.5	152.9	94.3	15.9	10.4
Operating ratio	96.5%		94.3%
Adjusted operating ratio(2)	95.5%		92.3%
INCOME FROM OPERATIONS	$6.1	3.5	$9.3	5.7	$(3.2)	(34.4)

OPERATING STATISTICS:
Total miles (in millions)(3)(4)	66.1		58.5		7.6	13.0
Company-operated tractors, at quarter-end	1,327		1,017		310	30.5
Owner-operated tractors, at quarter-end	1,702		1,574		128	8.1
Number of trailers, at quarter-end	5,129		4,404		725	16.5

Company-operated tractors, average for the quarter	1,336		1,061		275	25.9
Owner-operated tractors, average for the quarter	1,689		1,532		157	10.2
Total tractors, average for the quarter	3,025		2,593		432	16.7

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(3)	Total miles includes company and owner operator and excludes brokerage.
(4)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

Revenue. Total revenue increased 19.6% to $450.6 million for the three months ended June 30, 2019 from $376.9 million for the three months ended June 30, 2018, primarily due to the Recent Acquisitions of $63.0 million. The increase in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $10.7 million, or 2.9%, due primarily to increases in company freight, owner operator freight and brokerage revenue. Company freight revenue, excluding the effect of the Recent Acquisitions of $45.0 million, increased $1.9 million, or 1.2%, from $160.0 million for the three months ended June 30, 2018 to $161.9 million for the three months ended June 30, 2019. Owner operator freight revenue, excluding the effect of the Recent Acquisitions of $6.1 million, increased $3.0 million, or 2.7%, from $112.6 million for the three months ended June 30, 2018 to $115.6 million for the three months ended June 30, 2019. Brokerage revenue, excluding the effect of the Recent Acquisitions of $8.6 million, increased $4.1 million, or 6.9%, from $60.1 million for the three months ended June 30, 2018 to $64.2 million for the three months ended June 30, 2019, as a result of the growth in our brokerage operations. The increases in company freight and owner operator freight revenue, excluding the Recent Acquisitions, were primarily a result of a 1.7% increase in rate per mile and an increase in wind and oil energy projects, and a slight increase in miles. Logistics, excluding the effect of the Recent Acquisitions of $0.4 million, increased $3.8 million, or 43.0%, from $8.9 million for the three months ended June 30, 2018 to $12.7 million for the three months ended June 30, 2019 as a result of increases in logistics activities. Fuel surcharges, excluding the effect of the Recent Acquisitions of $3.0 million, decreased $2.1 million, or 6.0%, from $35.3 million for the three months ended June 30, 2018 to $33.2 million for the three months ended June 30, 2019.

The Company’s Specialized Solutions segment’s revenue was $280.7 million for the three months ended June 30, 2019 as compared to $218.4 million for the three months ended June 30, 2018, an increase of 28.5%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions of $41.9 million, was an increase of $18.6 million, or 8.5%, due to increases in company freight, owner operator freight, brokerage revenue and logistics. Company freight revenue, excluding the effect of the Specialized Solutions Acquisitions of $29.9 million, increased $7.3 million, or 6.3%, from $116.3 million for the three months ended June 30, 2018 to $123.6 million for the three months ended June 30, 2019. Owner operator freight revenue, excluding the effect of the Specialized Solutions Acquisitions of $4.2 million, increased $4.4 million, or 10.7%, from $40.9 million for the three months ended June 30, 2018 to $45.2 million for the three months ended June 30, 2019. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions of $6.9 million, increased $3.7 million, or 10.1%, from $36.4 million for the three months ended June 30, 2018 to $40.1 million for the three months ended June 30, 2019, as noted above. The increases in company freight and owner operator freight revenue, excluding the effect of the Specialized Solutions Acquisitions, were primarily a result of a 6.6% increase in rate per mile and an increase in wind and oil energy projects compared to the same period in 2018. Logistics, excluding the effect of the Specialized Solutions Acquisitions of $0.4 million, increased 47.2% to $12.1 million from $8.2 million compared to the same period in 2018 as a result of increases in logistics activites. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions of $0.5 million, decreased 4.1% compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s revenue was $174.9 million for the three months ended June 30, 2019 as compared to $162.2 million for the three months ended June 30, 2018, an increase of 7.8%, which was primarily the result of the Flatbed Solutions Acquisitions of $21.1 million. The decrease in revenue, excluding the effect of the Flatbed Solutions Acquisitions was 6.1%, or $9.9 million, due to decreases in company freight, owner operator freight and fuel surcharge revenue. Company freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $15.1 million, decreased $6.9 million, or 15.0%, from $46.2 million for the three months ended June 30, 2018 to $39.2 million for the three months ended June 30, 2019. Owner operator freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $1.8 million, decreased $1.4 million, or 1.9%, from $72.3 million for the three months ended June 30, 2018 to $71.0 million for the three months ended June 30, 2019. Brokerage revenue, excluding the effect of the Flatbed Solutions Acquisitions of $1.7 million, increased $0.2 million, or 0.7%, from $23.9 million for the three months ended June 30, 2018 to $24.0 million for the three months ended June 30, 2019. The decreases in company freight and owner operator freight, excluding the effect of the Flatbed Solutions Acquisitions, was a result of a 0.6% decrease in miles and a 6.5% decrease in rate per mile compared to the same period in 2018. Fuel surcharges, excluding the effect of the Flatbed Solutions Acquisitions of $2.5 million, decreased $1.6 million, or 8.5%, from $19.1 million for the three months ended June 30, 2018 to $17.5 million for the three months ended June 30, 2019.

Salaries, Wages and Employee Benefits. Salaries, wages and employee benefits expense, which consists of compensation for all employees, is primarily affected by the number of miles driven by Company drivers, the rate per mile paid to Company drivers, employee benefits including, but not limited to, health care and workers’ compensation, and to a lesser extent, the number of, and compensation and benefits paid to, non-driver employees. In general, the Specialized Solutions segment drivers receive a higher driver pay per total mile than Flatbed Solutions segment drivers due to the former requiring a higher level of training and expertise. Driver pay rate increases implemented during the second half of 2018 to address the general driver shortage are reflected in results for the current quarter. The Company does not expect further driver pay rate increases given the current market and downward rate pressures.

Salaries, wages and employee benefits expense increased 37.0% to $124.3 million for the three months ended June 30, 2019 from $90.7 million for the three months ended June 30, 2018, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions of $23.1 million, was 11.7%, or $10.6 million, and was primarily due to increased employee compensation due to an increase in the number of Company drivers and higher driver pay rates implemented in the second half of 2018, an increase in headcount at the corporate office to support the scale and strategic growth of the Company, and increases in healthcare costs. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 2.7% for the three months ended June 30, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment had a $20.5 million, or 33.0%, increase in salaries, wages and employee benefits expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily as a result of the Specialized Solutions Acquisitions of $14.3 million. The increase, excluding the effect of the Specialized Solutions Acquisitions, was 10.0%, or $6.2 million, and was primarily due to increased employee compensation due to an increase in the number of Company drivers and higher driver pay rates implemented in the second half of 2018, and an increase in healthcare costs, as discussed above. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 0.6% for the three months ended June 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment had a $7.7 million, or 28.3%, increase in salaries, wages and employee benefits expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $8.8 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefit expense decreased 3.8%, or $1.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.7% for the three months ended June 30, 2019 as compared to the same period in 2018. This increase is a result of a decrease in revenue, excluding the impact of the Flatbed Solutions Acquisitions, and higher driver pay rates implemented in the second half of 2018.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

*Fuel expense excludes the effect of the Recent Acquisitions.

Total fuel expense increased $4.9 million, or 15.7%, to $36.2 million for the three months ended June 30, 2019 from $31.3 million for the three months ended June 30, 2018. This increase was primarily a result of the Recent Acquisitions of $6.9 million. Excluding the effect of the Recent Acquisitions, fuel expense decreased 6.7%, or $2.1 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.123 for the three months ended June 30, 2019, compared to $3.190 for the same period in 2018. Total miles driven, excluding the Recent Acquisitions, increased 0.1% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The Company’s Specialized Solutions segment’s fuel expense increased 17.0% to $23.4 million for the three months ended June 30, 2019 from $20.0 million for the three months ended June 30, 2018, primarily as the result of the Specialized Solutions Acquisitions of $3.6 million. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment decreased 0.7% to $19.8 million as a result of a decrease in average diesel fuel price, offset by an increase of 1.2% in company miles, excluding the Specialized Solutions Acquisitions, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The Company’s Flatbed Solutions segment’s fuel expense increased 12.3% to $12.8 million for the three months ended June 30, 2019 from $11.4 million for the three months ended June 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions of $3.4 million. Excluding the effect of the Flatbed Solutions Acquisitions, fuel expense in the Flatbed Solutions segment decreased 17.1% or $1.9 million. Company miles, excluding the Flatbed Solutions Acquisitions, decreased 10.9% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

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

Operations and maintenance expense increased 31.4% to $53.1 million for the three months ended June 30, 2019 from $40.4 million for the three months ended June 30, 2018, primarily as a result of the Recent Acquisitions of $9.1 million. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense increased 8.6% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 0.8% for the three months ended June 30, 2019 as compared to the same period in 2018 as a result of normal equipment trade cycles and related expenses.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $10.5 million, or 35.7%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of the Specialized Solutions Acquisitions of $6.8 million. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense increased $3.7 million, or 12.6%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of an increase of 1.2% in company miles, net of Specialized Solutions Acquisitions miles, increased pilot car and permit expenses and an increase in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 0.7% for the three months ended June 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $2.1 million, or 19.3%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions of $2.4 million. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense decreased $0.2 million, or 2.1%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of an decrease in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.4% for the three months ended June 30, 2019 as compared to the same period in 2018.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 10.5% from $141.6 million during the three months ended June 30, 2018 to $156.4 million during the three months ended June 30, 2019, primarily as a result of the Recent Acquisitions of $12.9 million. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 1.4% to $143.5 million for the three months ended June 30, 2019. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, decreased 2.9% from $93.9 million during the three months ended June 30, 2018 to $91.2 million during the three months ended June 30, 2019, primarily as a result of an increase in owner operator margin. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 7.8% from $43.9 million during the three months ended June 30, 2018 to $47.3 million during the three months ended June 30, 2019, primarily as a result of higher rates and increased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, decreased 0.5% for the three months ended June 30, 2019 as compared to the same period in 2018 as a result of the higher margin from the owner-operators.

The Company’s Specialized Solutions segment’s purchased freight expense increased 30.1% to $78.6 million during the three months ended June 30, 2019 from $60.4 million during the three months ended June 30, 2018, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 10.5% to $66.7 million for the three months ended June 30, 2019. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions, increased 9.2% from $30.7 million during the three months ended June 30, 2018 to $33.6 million during the three months ended June 30, 2019, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 13.3% from $26.2 million during the three months ended June 30, 2018 to $29.7 million during the three months ended June 30, 2019, primarily as a result of higher rates and increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of Specialized Solutions revenue, increased 0.5% for the three months ended June 30, 2019 as compared to the same period in 2018 as a result of higher utilization of owner-operators and third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 2.5% to $82.8 million for the three months ended June 30, 2019, which including the effect of the Flatbed Solutions Acquisitions of $2.8 million, from $84.9 million for the three months ended June 30, 2018. Excluding the effect of the Flatbed Solutions Acquisitions, the Company’s Flatbed Solutions segment’s purchased freight expense decreased 7.6% to $78.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Purchased freight expense from owner-operators, excluding the Flatbed Solutions Acquisitions, decreased 8.8% to $57.6 million for the three months ended June 30, 2019 from $63.2 million for the three months ended June 30, 2018, as a result of improved margin from owner operators. Purchased freight expense from third-party capacity providers, excluding the Flatbed Solutions Acquisitions, increased 5.7% from $17.7 million during the three months ended June 30, 2018 to $18.7 million during the three months ended June 30, 2019, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the Flatbed Solutions Acquisitions, purchased freight expense, as a percentage of Flatbed Solutions revenue, decreased 0.8% for the three months ended June 30, 2019 as compared to the same period in 2018 as a result of the higher margin from the owner-operators.

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

Depreciation and amortization expense increased 25.2% to $39.7 million during the three months ended June 30, 2019 from $31.7 million during the three months ended June 30, 2018, as a result of the Recent Acquisitions of $7.9 million. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $3.9 million and $5.9 million, respectively. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased 0.2% as a result of an approximately 90 tractor decrease in the Company’s fleet, offset by $5.1 million of depreciation expense recognized on assets available for lease and leased to owner-operators due to the impact of the adoption of ASC 842 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 15.6% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 as a result of the Specialized Solutions Acquisitions. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $2.6 million and $5.5 million, respectively. After adjusting for the effect of the Specialized Solutions Acquisitions of $6.1 million, depreciation and amortization expense decreased $2.6 million as a result of an approximately 60 tractor decrease in the segment’s fleet, offset by $0.7 million of depreciation expense recognized on assets available for lease and leased to owner-operators due to the impact of the adoption of ASC 842 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 47.8% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $1.3 million and $0.4 million, respectively. Excluding the Flatbed Solutions Acquisitions, depreciation and amortization expense increased $2.5 million as a result of the impact of  adoption of ASC 842 which resulted in the recognition of $4.4 million of depreciation expense on assets available for lease and leased to owner-operators, offset by the impact of a reduction of approximately 30 tractors in the segment’s fleet for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $3.9 million for the three months ended June 30, 2018 to $5.0 million for the three months ended June 30, 2019. Excluding the effect of the Recent Acquisitions of $1.0 million, operating taxes and license expense, as a percentage of revenue, was 1.0% for the three months ended June 30, 2019 and 2018.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 17.3% to $12.2 million during the three months ended June 30, 2019 from $10.4 million during the three months ended June 30, 2018, partially as a result of the Recent Acquisitions of $1.4 million. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, was 2.8% for the three months ended June 30, 2019 and 2018.

Operating Income.  Operating income decreased 44.7% to $4.7 million, or 1.0% of revenue, for the three months ended June 30, 2019 from $8.5 million, or 2.3% of revenue, for the three months ended June 30, 2018, primarily as a result of both the increase in owner operator freight and brokerage revenue which produces lower margins than company freight and increases in salaries and wages, fuel expense, maintenance expense and depreciation and amortization. Excluding the impact of the Recent Acquisitions, operating income decreased $2.3 million or 26.7%. Excluding the effect of the Recent Acquisitions, operating income as a percentage of revenue was 1.6%.

The Company’s Specialized Solutions segment’s operating income was $11.1 million, or 4.0% of revenue, for the three months ended June 30, 2019 and $7.1 million, or 3.3% of revenue, for the three months ended June 30, 2018, an increase of 56.3%, primarily as a result of an increase in the segment’s company freight, owner operator freight, brokerage and logistics revenue and the resulting increase in salaries and wages, fuel expense, maintenance expense, services purchased from owner-operators and third-party capacity providers and depreciation and amortization. Excluding the Specialized Solutions Acquisitions, the segment’s operating income increased $5.4 million or 75.5%. Excluding the impact of the Specialized Solutions Acquisitions, operating income as a percentage of revenue was 5.3% for the three months ended June 30, 2019 compared to 3.3% for the same period in 2018.

The Company’s Flatbed Solutions segment’s operating income was $6.1 million, or 3.5% of revenue, for the three months ended June 30, 2019 and $9.3 million, or 5.7% of revenue, for the three months ended June 30, 2018, a decrease of 34.4%, primarily as a result of the increase in owner operator freight and brokerage revenue with lower margins than company freight and increases in salaries and wages, fuel costs, operations and maintenance and insurance and claims. Excluding the Flatbed Solutions Acquisitions, the segment’s operating income decreased $3.0 million or 32.5%.

Interest Expense. Interest expense consists of cash interest and amortization of debt issuance costs and fees and prepayment penalties. Interest expense increased 14.4% to $12.7 million during the three months ended June 30, 2019 from $11.1 million during the three months ended June 30, 2018. This increase was primarily attributable to higher interest rates on the Term Loan Facility and increases in equipment term loan and finance lease outstanding balances.

Income Tax. Benefit for income taxes decreased from $14.5 million for the three months ended June 30, 2018 to $0.7 million for the three months ended June 30, 2019. The decrease is primarily the result of recognized deferred tax liabilities for final valuations of intangible assets related to acquisitions made in December 2017 and then remeasured using the Tax Cuts and Jobs Act (TCJA) rates, which resulted in the recognition of an approximately $14.0 million deferred tax benefit during the three months ended June 30, 2018. The effective tax rate was 9.9% for the three months ended June 30, 2019, compared to 1,371.0% for the three months ended June 30, 2018. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2019 and 2018 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Six Months Ended June 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$413.1	46.8	$304.6	43.2	$108.5	35.6
Owner operator freight	232.7	26.3	208.1	29.5	24.6	11.8
Brokerage	144.2	16.3	106.2	15.1	38.0	35.8
Logistics	25.5	2.9	19.6	2.8	5.9	30.1
Fuel surcharge	68.1	7.7	66.0	9.4	2.1	3.2
Total revenue	883.6	100.0	704.5	100.0	179.1	25.4

OPERATING EXPENSES:
Salaries, wages and employee benefits	243.4	27.5	173.0	24.6	70.4	40.7
Fuel	71.2	8.1	64.7	9.2	6.5	10.0
Operations and maintenance	107.9	12.2	75.0	10.6	32.9	43.9
Communications	2.2	0.2	1.5	0.2	0.7	46.7
Purchased freight	303.0	34.3	259.3	36.8	43.7	16.9
Administrative expenses	33.3	3.8	25.2	3.6	8.1	32.1
Sales and marketing	2.5	0.3	1.4	0.2	1.1	78.6
Taxes and licenses	9.9	1.1	7.6	1.1	2.3	30.3
Insurance and claims	24.7	2.8	19.6	2.8	5.1	26.0
Acquisition-related transaction expenses	—	-	1.8	0.3	(1.8)	(100.0)
Depreciation and amortization	81.2	9.2	56.9	8.1	24.3	42.7
Gain on disposition of revenue property and equipment	(1.1)	(0.1)	(0.6)	(0.1)	(0.5)	83.3
Impairment	—	-	2.8	*	(2.8)	*
Total operating expenses	878.2	99.4	688.2	97.7	190.0	27.6
Operating ratio	99.4%		97.7%
Adjusted operating ratio(1)	97.0%		94.5%
INCOME FROM OPERATIONS	5.4	0.6	16.3	2.3	(10.9)	(66.9)

Other expense (income):
Interest income	(0.4)	-	(1.0)	*	0.6	(60.0)
Interest expense	25.4	2.9	21.4	3.0	4.0	18.7
Other	(1.3)	(0.1)	(1.9)	*	0.6	(31.6)
Total other expense	23.7	2.7	18.5	2.6	5.2	28.1

Income (loss) before benefit for income taxes	(18.3)	(2.1)	(2.2)	(0.3)	(16.1)	731.8
Benefit for income taxes	(2.6)	(0.3)	(14.9)	(2.1)	12.3	(82.6)
Net income (loss)	$(15.7)	(1.8)	$12.7	1.8	$(28.4)	(223.6)

OPERATING STATISTICS:
Total miles (in millions)(2)(3)	240.9		222.4		18.5	8.3
Company-operated tractors, at period-end	3,808		3,477		331	9.5
Owner-operated tractors, at period-end	2,392		2,185		207	9.5
Number of trailers, at period-end	13,582		12,614		968	7.7

Company-operated tractors, average for the period	3,852		3,199		653	20.4
Owner-operated tractors, average for the period	2,311		2,051		260	12.7
Total tractors, average for the period	6,163		5,250		913	17.4

*indicates not meaningful.

(1)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(2)	Total miles includes company and owner operator and excludes brokerage.

(3)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the six months ended June 30, 2019 and 2018 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$308.4	56.1	$217.0	53.8	$91.4	42.1
Owner operator freight	93.3	17.0	77.6	19.2	15.7	20.2
Brokerage	93.7	17.0	59.6	14.8	34.1	57.2
Logistics	24.2	4.4	18.3	4.5	5.9	32.2
Fuel surcharge	30.6	5.5	30.8	7.7	(0.2)	(0.6)
Total revenue	550.2	100.0	403.3	100.0	146.9	36.4

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	163.7	29.8	118.1	29.3	45.6	38.6
Fuel	45.8	8.3	41.5	10.3	4.3	10.4
Operations and maintenance	80.3	14.6	53.0	13.1	27.3	51.5
Purchased freight	152.6	27.7	108.0	26.8	44.6	41.3
Depreciation and amortization	52.6	9.6	40.3	10.0	12.3	30.5
Impairment	—	-	2.8	0.7	(2.8)	(100.0)
Other operating expenses	36.4	6.6	27.3	6.8	9.1	33.3
Total operating expenses	531.4	96.6	391.0	97.0	140.4	35.9
Operating ratio	96.6%		97.0%
Adjusted operating ratio(2)	93.5%		92.9%
INCOME FROM OPERATIONS	$18.8	3.4	$12.3	3.0	$6.5	52.8

OPERATING STATISTICS:
Total miles (in millions)(3)(4)	111.3		106.1		5.2	4.9
Company-operated tractors, at period-end	2,481		2,460		21	0.9
Owner-operated tractors, at period-end	690		611		79	12.9
Number of trailers, at period-end	8,453		8,210		243	3.0

Company-operated tractors, average for the period	2,498		2,095		403	19.2
Owner-operated tractors, average for the period	664		570		94	16.5
Total tractors, average for the period	3,162		2,665		497

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(3)	Total miles includes company and owner operator and excludes brokerage.
(4)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the six months ended June 30, 2019 and 2018 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$110.2	32.1	$91.4	29.8	$18.8	20.6
Owner operator freight	142.0	41.4	131.6	42.8	10.4	7.9
Brokerage	51.1	14.9	46.9	15.3	4.2	9.0
Logistics	1.3	0.4	1.4	0.4	(0.1)	(7.1)
Fuel surcharge	38.4	11.2	35.9	11.7	2.5	7.0
Total revenue	343.0	100.0	307.2	100.0	35.8	11.7

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	69.4	20.2	54.0	17.6	15.4	28.5
Fuel	25.3	7.4	23.2	7.6	2.1	9.1
Operations and maintenance	27.3	8.0	21.7	7.1	5.6	25.8
Purchased freight	160.0	46.6	157.3	51.2	2.7	1.7
Depreciation and amortization	28.4	8.3	16.6	5.4	11.8	71.1
Other operating expenses	23.2	6.8	18.2	5.9	5.0	27.5
Total operating expenses	333.6	97.3	291.0	94.7	42.6	14.6
Operating ratio	97.3%		94.7%
Adjusted operating ratio(2)	96.1%		93.4%
INCOME FROM OPERATIONS	$9.4	2.7	$16.2	5.3	$(6.8)	(42.0)

OPERATING STATISTICS:
Total miles (in millions)(3)(4)	129.6		116.3		13.3	11.4
Company-operated tractors, at period-end	1,327		1,017		310	30.5
Owner-operated tractors, at period-end	1,702		1,574		128	8.1
Number of trailers, at period-end	5,129		4,404		725	16.5

Company-operated tractors, average for the period	1,354		1,104		250	22.6
Owner-operated tractors, average for the period	1,647		1,481		166	11.2
Total tractors, average for the period	3,001		2,585		416	16.1

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(3)	Total miles includes company and owner operator and excludes brokerage.
(4)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

Revenue. Total revenue increased 25.4% to $883.6 million for the six months ended June 30, 2019 from $704.5 million for the six months ended June 30, 2018, primarily due to the Recent Acquisitions of $146.4 million. The increase in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $32.7 million, or 4.6%, due primarily to increases in company freight, owner operator freight and brokerage revenue. Company freight revenue, excluding the effect of the Recent Acquisitions of $101.4 million, increased $7.1 million, or 2.3%, from $304.6 million for the six months ended June 30, 2018 to $311.6 million for the six months ended June 30, 2019. Owner operator freight revenue, excluding the effect of the Recent Acquisitions of $14.5 million, increased $10.1 million, or 4.9%, from $208.1 million for the six months ended June 30, 2018 to $218.2 million for the six months ended June 30, 2019. Brokerage revenue, excluding the effect of the Recent Acquisitions of $23.9 million, increased $14.1 million, or 13.3%, from $106.2 million for the six months ended June 30, 2018 to $120.4 million for the six months ended June 30, 2019, as a result of the growth in our brokerage operations. The increases in company freight and owner operator freight revenue, excluding the Recent Acquisitions, were primarily a result of a 4.6% increase in rate per mile and an increase in wind and oil energy projects, offset by a decrease of 1.2% in total miles. Logistics, excluding the effect of the Recent Acquisitions of $0.9 million, increased $4.9 million, or 25.1%, from $19.6 million for the six months ended June 30, 2018 to $24.5 million for the six months ended June 30, 2019 as a result of increases in logistics activities. Fuel surcharges, excluding the effect of the Recent Acquisitions of $5.7 million, decreased $3.5 million, or 5.3%, from $66.0 million for the six months ended June 30, 2018 to $62.5 million for the six months ended June 30, 2019.

The Company’s Specialized Solutions segment’s revenue was $550.2 million for the six months ended June 30, 2019 as compared to $403.3 million for the six months ended June 30, 2018, an increase of 36.4%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions of $103.9 million, was an increase of $39.5 million, or 9.8%, primarily due to increases in company freight, owner operator freight, and brokerage revenue. Company freight revenue, excluding the effect of the Specialized Solutions Acquisitions of $71.2 million, increased $17.6 million, or 8.1%, from $217.0 million for the six months ended June 30, 2018 to $234.6 million for the six months ended June 30, 2019. Owner operator freight revenue, excluding the effect of the Specialized Solutions Acquisitions of $10.7 million, increased $4.8 million, or 6.2%, from $77.6 million for the six months ended June 30, 2018 to $82.4 million for the six months ended June 30, 2019. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions of $20.2 million, increased $13.1 million, or 22.1%, from $59.6 million for the six months ended June 30, 2018 to $72.8 million for the six months ended June 30, 2019, as noted above. The increases in company freight and owner operator freight revenue, excluding the effect of the Specialized Solutions Acquisitions, were a result of a 7.5% increase in rate per mile and an increase in wind and oil energy projects compared to the same period in 2018. Logistics, excluding the effect of the Specialized Solutions Acquisition of $0.9 million, increased 27.3% compared to the same period in 2018 as a result of increases in logistics activities. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions of $0.8 million, decreased 3.5% compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s revenue was $343.0 million for the six months ended June 30, 2019 as compared to $307.2 million for the six months ended June 30, 2018, an increase of 11.7%, which was primarily the result of the Flatbed Solutions Acquisitions of $42.5 million. The decrease in revenue, excluding the effect of the Flatbed Solutions Acquisitions was 3.2%, or $9.8 million, due to decreases in company freight revenue. Company freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $30.2 million, decreased $12.8 million, or 14.0%, from $91.4 million for the six months ended June 30, 2018 to $78.6 million for the six months ended June 30, 2019 due to a 13.3% decrease in company miles and a 1.0% decrease in rate per mile. Owner operator freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $3.8 million, increased $5.3 million, or 4.1%, from $131.6 million for the six months ended June 30, 2018 to $137.0 million for the six months ended June 30, 2019. Brokerage revenue, excluding the effect of the Flatbed Solutions Acquisitions of $3.6 million, increased $0.6 million, or 1.3%, from $46.9 million for the six months ended June 30, 2018 to $47.5 million for the six months ended June 30, 2019. The increases in owner operator freight, excluding the effect of the Flatbed Solutions Acquisitions, was a result of a 5.1% increase in miles compared to the same period in 2018. Fuel surcharges, excluding the effect of the Flatbed Solutions Acquisitions of $4.9 million, decreased $2.8 million, or 7.7%, from $35.9 million for the six months ended June 30, 2018 to $33.1 million for the six months ended June 30, 2019.

Salaries, Wages and Employee Benefits. Salaries, wages and employee benefits expense, which consists of compensation for all employees, is primarily affected by the number of miles driven by Company drivers, the rate per mile paid to Company drivers, employee benefits including, but not limited to, health care and workers’ compensation, and to a lesser extent, the number of, and compensation and benefits paid to, non-driver employees. In general, the Specialized Solutions segment drivers receive a higher driver pay per total mile than Flatbed Solutions segment drivers due to the former requiring a higher level of training and expertise. Driver pay rate increases implemented during the second half of 2018 to address the general driver shortage are reflected in results for the current period. The Company does not expect further driver pay rate increases given the current market and downward rate pressures.

Salaries, wages and employee benefits expense increased 40.7% to $243.4 million for the six months ended June 30, 2019 from $173.0 million for the six months ended June 30, 2018, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions of $52.1 million, was 10.6%, or $18.3 million, and was primarily due to increased employee compensation due to an increase in the number of Company drivers and higher driver pay rates implemented in the second half of 2018, an increase in headcount at the corporate office to support the scale and strategic growth of the Company, and increases in healthcare costs. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 2.1% for the six months ended June 30, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment had a $45.6 million, or 38.6%, increase in salaries, wages and employee benefits expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of the Specialized Solutions Acquisitions of $34.8 million. The increase, excluding the effect of the Specialized Solutions Acquisitions, was 9.1%, or $10.8 million, and was primarily due to increased employee compensation, due to an increase in the number of Company drivers and higher driver pay rates implemented in the second half of 2018, and an increase in healthcare costs, as discussed above. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 0.5% for the six months ended June 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment had a $15.4 million, or 28.5%, increase in salaries, wages and employee benefits expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $17.4 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefit expense decreased 3.7%, or $2.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.1% for the six months ended June 30, 2019 as compared to the same period in 2018. This increase is a result of higher driver pay rates implemented in the second half of 2018.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

*Fuel expense excludes the effect of the Recent Acquisitions.

Total fuel expense increased $6.5 million, or 10.0%, to $71.2 million for the six months ended June 30, 2019 from $64.7 million for the six months ended June 30, 2018. This increase was primarily a result of the Recent Acquisitions of $14.9 million. Excluding the effect of the Recent Acquisitions, fuel expense decreased 13.1%, or $8.5 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.073 for the six months ended June 30, 2019, compared to $3.103 for the same period in 2018. Company miles driven, excluding the Recent Acquisitions, decreased 4.2% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This decrease is a result of higher utilization of owner-operators and third-party capacity providers for the six months ended June 30, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment’s fuel expense increased 10.4% to $45.8 million for the six months ended June 30, 2019 from $41.5 million for the six months ended June 30, 2018, primarily as the result of the Specialized Solutions Acquisitions of $8.2 million. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment decreased 9.3% to $37.6 million as a result of a decrease in average diesel fuel prices, offset by an increase of 1.1% in company miles, excluding the Specialized Solutions Acquisitions, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

The Company’s Flatbed Solutions segment’s fuel expense increased 9.1% to $25.3 million for the six months ended June 30, 2019 from $23.2 million for the six months ended June 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions of $6.7 million. Excluding the effect of the Flatbed Solutions Acquisitions, fuel expense in the Flatbed Solutions segment decreased 19.7% or $4.6 million. Company miles, excluding the Flatbed Solutions Acquisitions, decreased 13.3% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

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

Operations and maintenance expense increased 43.9% to $107.9 million for the six months ended June 30, 2019 from $75.0 million for the six months ended June 30, 2018, primarily as a result of the Recent Acquisitions of $19.7 million. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense increased 17.4% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 1.7% for the six months ended June 30, 2019 as compared to the same period in 2018 as a result of normal equipment trade cycles and related expenses.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $27.3 million, or 51.5%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of the Specialized Solutions Acquisitions of $15.1 million. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense increased $12.2 million, or 22.9%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of increased pilot car and permit expenses and an increase in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 2.2% for the six months ended June 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $5.6 million, or 25.8%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions of $4.6 million. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense increased $0.9 million, or 4.2%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of an increase in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.7% for the six months ended June 30, 2019 as compared to the same period in 2018.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 16.9% from $259.3 million during the six months ended June 30, 2018 to $303.0 million during the six months ended June 30, 2019, primarily as a result of the Recent Acquisitions of $33.8 million. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense increased 3.8% to $269.2 million for the six months ended June 30, 2019. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 1.4% from $173.1 million during the six months ended June 30, 2018 to $175.4 million during the six months ended June 30, 2019, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, increased 11.0% from $79.1 million during the six months ended June 30, 2018 to $87.9 million during the six months ended June 30, 2019, primarily as a result of higher rates and increased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, decreased 0.3% for the six months ended June 30, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment’s purchased freight expense increased 41.3% to $152.6 million during the six months ended June 30, 2019 from $108.0 million during the six months ended June 30, 2018, primarily as a result of the Specialized Solutions Acquisitions of $27.9 million. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 12.0% to $121.0 million for the six months ended June 30, 2019. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions, increased 6.5% from $58.4 million during the six months ended June 30, 2018 to $62.2 million during the six months ended June 30, 2019, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 20.2% from $44.3 million during the six months ended June 30, 2018 to $53.2 million during the six months ended June 30, 2019, primarily as a result of higher rates and increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of Specialized Solutions revenue, increased 0.5% for the six months ended June 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 1.7% to $160.0 million for the six months ended June 30, 2019 from $157.3 million for the six months ended June 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $5.9 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, the Company’s Flatbed Solutions segment’s purchased freight expense decreased 3.8% to $151.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Purchased freight expense from owner-operators, excluding the Flatbed Solutions Acquisitions, decreased 1.2% to $113.3 million for the six months ended June 30, 2019 from $114.7 million for the six months ended June 30, 2018, as a result of improved margin from owner operators. Purchased freight expense from third-party capacity providers, excluding the Flatbed Solutions Acquisitions, increased 6.2% from $34.8 million during the six months ended June 30, 2018 to $37.0 million during the six months ended June 30, 2019, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the Flatbed Solutions Acquisitions, purchased freight expense, as a percentage of Flatbed Solutions revenue, decreased 0.4% for the six months ended June 30, 2019 as compared to the same period in 2018.

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

Depreciation and amortization expense increased 42.7% to $81.2 million during the six months ended June 30, 2019 from $56.9 million during the six months ended June 30, 2018, as a result of the Recent Acquisitions of $18.8 million. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $8.2 million and $12.7 million, respectively. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense increased $5.4 million as a result of the impact of adoption of ASC 842 which resulted in the recognition of $10.7 million of depreciation expense on assets available for lease and leased to owner-operators, offset by the impact of a reduction of approximately 90 tractors for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 30.5% to $52.6 million for the six months ended June 30, 2019 as compared to $40.3 million for the six months ended June 30, 2018 as a result of the Specialized Solutions Acquisitions. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $5.2 million and $11.8 million, respectively. After adjusting for the effect of the Specialized Solutions Acquisitions of $14.8 million, depreciation and amortization expense decreased $2.5 million as a result of down sizing the segment’s fleet by approximately 30 tractors, offset by $1.2 million of depreciation expense recognized on assets available for lease and leased to owner-operators due to the impact of the adoption of ASC 842 on assets available for lease and leased to owner-operators for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 71.1% to $28.4 million for the six months ended June 30, 2019 as compared to $16.6 million for the six months ended June 30, 2018. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $3.0 million and $0.9 million, respectively. Excluding the Flatbed Solutions Acquisitions of $4.0 million, depreciation and amortization expense increased $7.7 million as a result of the impact of  adoption of ASC 842 which resulted in the recognition of $9.5 million of depreciation expense on assets available for lease and leased to owner-operators, offset by the impact of a reduction of approximately 30 tractors in the segment’s fleet for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $7.6 million for the six months ended June 30, 2018 to $9.9 million for the six months ended June 30, 2019. Excluding the effect of the Recent Acquisitions of $2.3 million, operating taxes and license expense, as a percentage of revenue was relatively flat for the six months ended June 30, 2019 as compared to the six months ended June 30,2018.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 26.0% to $24.7 million during the six months ended June 30, 2019 from $19.6 million during the six months ended June 30, 2018, partially as a result of the Recent Acquisitions of $2.8 million. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased from 2.8% for the six months ended June 30, 2018 to 3.0% for the six months ended June 30, 2019 primarily due to increases in claims accruals and liability premiums.

Operating Income.  Operating income decreased 66.9% to $5.4 million, or 0.6% of revenue, for the six months ended June 30, 2019 from $16.3 million, or 2.3% of revenue, for the six months ended June 30, 2018, primarily as a result of both the increase in owner operator freight and brokerage revenue, which produces lower margins than company freight and increases in salaries and wages, fuel expense, maintenance expense and depreciation and amortization. Excluding the impact of the Recent Acquisitions, operating income decreased $7.9 million or 48.6% and as a percentage of revenue was 1.1%.

The Company’s Specialized Solutions segment’s operating income was $18.8 million, or 3.4% of revenue, for the six months ended June 30, 2019 and $12.3 million, or 3.0% of revenue, for the six months ended June 30, 2018, an increase of 52.8%, as a result of an increase in the segment’s company freight and owner operator freight due to an increase in rate per mile and an increase in wind and oil energy projects, brokerage and logistics revenue and the resulting increase in salaries and wages, fuel expense, maintenance expense, services purchased from owner-operators and third-party capacity providers and depreciation and amortization. Excluding the Specialized Solutions Acquisitions, the segment’s operating income increased $9.2 million or 75.5%. Excluding the impact of the Specialized Solutions Acquisitions, operating income as a percentage of revenue was 4.9% for the six months ended June 30, 2019 compared to 3.0% for the same period in 2018.

The Company’s Flatbed Solutions segment’s operating income was $9.4 million, or 2.7% of revenue, for the six months ended June 30, 2019 and $16.2 million, or 5.3% of revenue, for the six months ended June 30, 2018, a decrease of 42.0%, primarily as a result of a decrease in company rate per mile, increase in owner operator freight and brokerage revenue with lower margins than company freight and increases in operations and maintenance and insurance and claims, salaries and wages and fuel costs. Excluding the Flatbed Solutions Acquisitions, the segment’s operating income decreased $6.5 million or 40.1% and as a percentage of revenue excluding the Flatbed Solutions Acquisitions was 3.3% due to decrease in rate per mile.

Interest Expense. Interest expense consists of cash interest and amortization of debt issuance costs and fees and prepayment penalties. Interest expense increased 18.7% to $25.4 million during the six months ended June 30, 2019 from $21.4 million during the six months ended June 30, 2018. This increase was primarily attributable to higher interest rates on the Term Loan Facility and increases in equipment term loan and finance lease outstanding balances.

Income Tax. Benefit for income taxes decreased from $14.9 million for the six months ended June 30, 2018 to $2.6 million for the six months ended June 30, 2019. The decrease is primarily the result of recognized deferred tax liabilities for final valuations of intangible assets related to the December 2017 acquisitions and then remeasured using the TCJA rates, which resulted in the recognition of an approximately $14.0 million deferred tax benefit during the six months ended June 30, 2018. The effective tax rate was 14.2% for the six months ended June 30, 2019, compared to 666.2% for the six months ended June 30, 2018. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

Non-GAAP Financial Measures

Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss)

Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss) are not recognized measures under GAAP. The Company uses these non-GAAP measures as supplements to its GAAP results in evaluating certain aspects of its business, as described below.

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, and other fees and charges associated with financings, net of interest income, (iii) income taxes, (iv) acquisition-related transaction expenses (including due diligence costs, legal, accounting and other advisory fees and costs, retention and severance payments and financing fees and expenses), (v) non-cash impairment, (vi) restructuring charges, and (vii) non-cash stock and equity-compensation expense.

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

A reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018

Net income (loss)	$(6.4)	$13.5	$(15.7)	$12.7
Depreciation and amortization	39.7	31.7	81.2	56.9
Interest income	(0.2)	(0.6)	(0.4)	(1.0)
Interest expense	12.7	11.1	25.4	21.4
Income tax benefit	(0.7)	(14.5)	(2.6)	(14.9)
Acquisition-related transaction expenses	—	1.4	—	1.8
Impairment	—	2.8	—	2.8
Stock based compensation	0.9	0.9	1.9	1.8
Adjusted EBITDA	$46.0	$46.3	$89.8	$81.5

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

A reconciliation of Free Cash Flow to cash flows from operating activities for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Net cash provided by operating activities	$18.5	$14.8	$54.9	$29.0
Purchases of property and equipment	(8.2)	(23.5)	(12.1)	(31.1)
Proceeds from sale of property and equipment	11.9	5.8	16.5	11.7
Free Cash Flow	$22.2	$(2.9)	$59.3	$9.6

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

The Company’s board of directors and executive management team view Adjusted Operating Ratio, and its key drivers of revenue quality, growth, expense control and operating efficiency, as a very important measure of the Company’s performance. The Company believes excluding acquisition-related transaction expenses, additional depreciation and amortization expenses as a result of acquisitions, unusual or non-regularly recurring expenses or recoveries and non-cash impairment enhances the comparability of its performance between periods.

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

A reconciliation of Adjusted Operating Ratio to operating ratio for each of the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018

Revenue	$450.6	$376.9	$883.6	$704.5
Salaries, wages and employee benefits	124.3	90.7	243.4	173.0
Fuel	36.2	31.3	71.2	64.7
Operations and maintenance	53.1	40.4	107.9	75.0
Purchased freight	156.4	141.6	303.0	259.3
Depreciation and amortization	39.7	31.7	81.2	56.9
Impairment	—	2.8	—	2.8
Other operating expenses	36.2	29.9	71.5	56.5
Operating expenses	445.9	368.4	878.2	688.2
Operating ratio	99.0%	97.7%	99.4%	97.7%
Acquisition-related transaction expenses	—	1.4	—	1.8
Impairment	—	2.8	—	2.8
Amortization of intangible assets	3.9	6.2	8.2	8.1
Net impact of step-up in basis of acquired assets	5.9	5.4	12.7	9.5
Adjusted operating expenses	$436.1	$352.6	$857.3	$666.0
Adjusted operating ratio	96.8%	93.6%	97.0%	94.5%

A reconciliation of the Company’s Specialized Solutions segment’s Adjusted Operating Ratio to operating ratio for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018

Revenue(1)	$280.7	$218.4	$550.2	$403.3
Salaries, wages and employee benefits	82.7	62.2	163.7	118.1
Fuel	23.4	20.0	45.8	41.5
Operations and maintenance	39.9	29.4	80.3	53.0
Purchased freight	78.6	60.4	152.6	108.0
Depreciation and amortization	26.0	22.5	52.6	40.3
Impairment	—	2.8	—	2.8
Other operating expenses	19.0	14.0	36.4	27.3
Operating expenses	269.6	211.3	531.4	391.0
Operating ratio	96.0%	96.7%	96.6%	97.0%
Impairment	—	2.8	—	2.8
Amortization of intangible assets	2.6	3.7	5.2	5.2
Net impact of step-up in basis of acquired assets	5.5	4.6	11.8	8.3
Adjusted operating expenses	$261.5	$200.2	$514.4	$374.7
Adjusted operating ratio	93.2%	91.7%	93.5%	92.9%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Flatbed Solutions segment’s Adjusted Operating Ratio to operating ratio for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018

Revenue(1)	$174.9	$162.2	$343.0	$307.2
Salaries, wages and employee benefits	34.9	27.2	69.4	54.0
Fuel	12.8	11.4	25.3	23.2
Operations and maintenance	13.0	10.9	27.3	21.7
Purchased freight	82.8	84.9	160.0	157.3
Depreciation and amortization	13.6	9.2	28.4	16.6
Other operating expenses	11.7	9.3	23.2	18.2
Operating expenses	168.8	152.9	333.6	291.0
Operating ratio	96.5%	94.3%	97.3%	94.7%
Amortization of intangible assets	1.3	2.5	3.0	2.9
Net impact of step-up in basis of acquired assets	0.4	0.7	0.9	1.2
Adjusted operating expenses	$167.1	$149.7	$329.7	$286.9
Adjusted operating ratio	95.5%	92.3%	96.1%	93.4%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

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

A reconciliation of Adjusted Net Income to net income (loss) for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018

Net income (loss)	$(6.4)	$13.5	$(15.7)	$12.7
Acquisition-related transaction expenses	—	1.4	—	1.8
Impairment	—	2.8	—	2.8
Amortization of intangible assets	3.9	6.2	8.2	8.1
Net impact of step-up in basis of acquired assets	5.9	5.4	12.7	9.5
Impact of TCJA(1) tax rate change	—	(12.6)	—	(12.6)
Adjusted net income	$3.4	$16.7	$5.2	$22.3

(1)	Tax Cuts and Jobs Act.

Liquidity and Capital Resources

The Company had the following sources of liquidity available at June 30, 2019 and December 31, 2018.

(Dollars in millions)	June 30, 2019	December 31, 2018

Cash	$63.7	$46.0
Working capital surplus	92.9	131.7
Availability under line of credit	85.2	87.8
Total	$241.8	$265.5

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

Cash increased by $17.7 million during the six months ended June 30, 2019 as compared to December 31, 2018. This increase primarily resulted from net cash provided by operating activities. See below for more information.

As of June 30, 2019 and December 31, 2018, the Company had a working capital surplus of $92.9 million and $131.7 million, respectively.

As of June 30, 2019, the Company had no borrowings on its $100.0 million asset-based revolving line of credit (ABL Facility) and $13.9 million in outstanding letters of credit (discussed below), leaving $85.2 million available under the ABL Facility.

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

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business.  Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and or growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash capital receipts of approximately $4.4 million and financed $47.9 million of non-cash capital expenditures for the six months ended June 30, 2019. The Company had the following capital assets activity in 2019 and 2018:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018

Net cash capital expenditures (receipts)	$(4.4)	$19.4
Total financed capital expenditures	47.9	11.6
Accrued capital expenditures	—	4.4
Transfers of property and equipment to sales-type lease assets	—	(3.9)
Transfers of sales-type lease assets to property and equipment	—	0.4
Property and equipment sold for notes receivable	(0.3)	(0.2)
Total net capital assets additions	$43.2	$31.7

The increase in total net capital assets additions is due to timing of the Company’s replacement cycle for tractors.

Additionally, the Company entered into operating leases for revenue equipment with terms of 2 to 5 years and real property with terms of 1.5 to 10 years having asset values at lease inception of $15.8 million and $9.9 million, respectively, for the six months ended June 30, 2019.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of June 30, 2019, the Company had (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 8 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility.

The Company had $193.7 million of term loans and $25.7 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months.  Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company  and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Material Debt

Overview

As of June 30, 2019, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and finance lease agreements; and
•	bank mortgage secured by real estate.

The amounts outstanding under such agreements were as follows as of June 30, 2019 (in millions):

Term Loan Facility	$491.0
Mortgages	3.4
Equipment term loans	193.7
Finance lease obligations	25.7
Total long-term debt and capital leases	713.8
Less: current portion	(62.4)
Long-term debt and finance leases obligations, less current portion	$651.4

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

Cash Flows

The Company’s summary statements of cash flows information for the six months ended June 30, 2019 and 2018 is set forth in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018

Net cash provided by operating activities	$54.9	$29.0
Net cash provided by (used in) investing activities	$4.4	$(98.5)
Net cash provided by (used in) financing activities	$(41.6)	$57.6

Operating Activities. Cash provided by the Company’s operating activities consists of net income or loss adjusted for certain non-cash items, including depreciation and amortization, deferred interest, gain/loss on disposal of property and equipment, deferred income taxes, deferred gain and non-cash operating lease expense, stock-based compensation, bad debt expense and the effect of changes in working capital and other activities.

Cash provided by operating activities was $54.9 million during the six months ended June 30, 2019 and consisted of $15.7 million of net loss plus $94.7 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense and stock-based compensation, plus $24.1 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the six months ended June 30, 2019 reflect increases of a $21.9 million accounts receivable, $1.7 million in drivers’ advances and other receivables, $0.2 million in prepaid and other current assets, and $1.7 million decrease in accrued expenses and other liabilities, offset by a $1.4 million increase in accounts payable. Cash provided by operating activities was $29.0 million during the six months ended June 30, 2018 and consisted of $12.7 million of net income plus $44.1 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes and stock-based compensation, less $27.8 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the six months ended June 30, 2018 primarily reflects a $31.5 million increase in accounts receivable, a $6.3 million increase in prepaid and other current assets, offset by a $3.6 million increase in accounts payable and accrued expenses and $6.5 million in payments received on sales-type leases.

The $25.9 million increase in cash provided by operating activities during the six months ended June 30, 2019, as compared with the six months ended June 30, 2018, was primarily the result of a $28.4 million increase in net loss, a $24.2 million increase in depreciation, a $13.6 million increase in deferred taxes, and a $13.3 million increase in non-cash operating lease expense. These amounts were increased by a $3.7 million increase in net cash provided by working capital and other activities, and offset by $0.5 million increase for the gain on disposition of property and equipment, $1.4 million for deferred gain recognized on sales-type leases, $2.8 million for impairment and $0.8 million for the gain on disposition of building during the six months ended June 30, 2018 which did not occur during the six months ended June 30, 2019.

Investing Activities. Cash flows from investing activities increased from $98.5 million used in investing activities due to $79.1 million cash paid for Recent Acquisitions and net cash equipment purchases of $19.4 million for the six months ended June 30, 2018 to $4.4 million provided by investing activities for the six months ended June 30, 2019 due to net cash receipts from sales of revenue equipment for the six months ended June 30, 2019.

Total net cash capital expenditures (receipts) for the six months ended June 30, 2019 and 2018 are shown below:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018

Revenue equipment (tractors, trailers and trailer accessories)	$8.5	$27.1
Buildings and building improvements	1.4	1.8
Other	2.2	2.2
Total cash capital expenditures	12.1	31.1
Less: Proceeds from sales of property and equipment	16.5	11.7
Net cash capital expenditures (receipts)	$(4.4)	$19.4

Financing Activities. Cash flows from financing activities decreased from $57.6 million provided by financing activities for the six months ended June 30, 2018 to $41.6 million used in financing activities for the six months ended June 30, 2019. This decrease was primarily a result of proceeds of $84.6 million from issuance of common stock in the six months ended June 30, 2018 and net debt repayments of $15.0 million. Cash flows from financing activities for the six months ended June 30, 2019 included net repayments of $38.9 million of long-term debt and $2.5 million paid for Series A Preferred Stock dividends.

Inflation

Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. The Company attempts to limit the effects of inflation through increases in freight rates, certain cost control efforts and limiting the effects of fuel prices through fuel surcharges and measures intended to reduce the consumption of fuel. Over the past three fiscal years, the effect of inflation has been immaterial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of June 30, 2019 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, the Company believes the resolution of claims and pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

Other than the risk factor included below, there have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K filed on March 8, 2019.

We may not realize all the expected benefits of our restructuring plan and our restructuring plan may adversely affect our business operations.

In 2019, we initiated a plan to integrate three operating segments with three other operating segments (the Plan), which will reduce the number of our operating segments from 16 to 13. We have undertaken the Plan in an effort to to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. Additionally, the Company announced the planned implementation of Business Improvement Plans (BIP), which are expected to increase profitability by right-sizing trailer-to-tractor ratios, yielding management capacity allocations, and improving maintenance execution. The Plan and BIP could result in significant disruptions to our operations, including adversely affecting the successful implementation and completion of our strategic objectives and the results of our operations. If we do not fully realize or maintain the anticipated benefits of the Plan and BIP, our business, financial condition and results of operations could be adversely affected.

Item 5. Other Information

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments (the Plan), which will reduce the number of operating segments from 16 to 13.  As a result of the Plan, Builders Transportation will merge into Hornady Transportation, Moore Freight Service into E.W. Wylie, and the Schilli Companies into Lone Star Transportation. The Plan is being implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. The Company is in the process of determining the estimated impact of the Plan on the financial statements.

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

Date: August 5, 2019	DASEKE, INC.

	By:	/s/ Bharat Mahajan
	Name:	Bharat Mahajan
	Title:	Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial
Officer)