Form 10-Q
period 2019-09-30
Daseke, Inc.
filed 2019-11-12
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-37509 (Commission File Number)	47-3913221 (IRS Employer Identification No.)

15455 Dallas Parkway, Suite 550 Addison, Texas		75001
(Address of Principal Executive Offices)		(Zip Code)

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

Common shares of the registrant outstanding at November 8, 2019 were 64,589,075.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, driver shortages and increases in driver compensation or owner-operator contracted rates, loss of senior management or key operating personnel, seasonality and the impact of weather and other catastrophic events, fluctuations in the price or availability of diesel fuel, increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, the failure of any restructuring actions and cost reduction initiatives that the Company undertakes to meet the expected results, the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness, restrictions in its existing and future debt agreements, increases in interest rates, changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general, the impact of governmental regulations and other governmental actions related to the Company and its operations, litigation and governmental proceedings, and insurance and claims expenses. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2019, and the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2019.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$79.6	$46.0
Accounts receivable, net of allowance of $2.6 at September 30, 2019 and $1.2 at December 31, 2018	230.3	209.2
Drivers’ advances and other receivables	8.0	5.5
Current portion of net investment in sales-type leases	—	16.2
Parts supplies	3.9	4.9
Prepaid and other current assets	21.9	26.3
Total current assets	343.7	308.1

Property and equipment, net	463.1	572.7
Intangible assets, net	111.0	208.8
Goodwill	145.7	258.4
Right-of-use assets	97.0	—
Other long-term assets	29.6	42.9
Total assets	$1,190.1	$1,390.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24.0	$22.2
Accrued expenses and other liabilities	54.2	46.5
Accrued payroll, benefits and related taxes	39.6	21.7
Accrued insurance and claims	18.6	18.1
Current portion of long-term debt	61.6	63.5
Other current liabilities	49.9	21.9
Total current liabilities	247.9	193.9

Long-term debt, net of current portion	639.1	622.7
Deferred tax liabilities	66.2	126.8
Other long-term liabilities	79.6	0.5
Total liabilities	1,032.8	943.9

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at September 30, 2019 and December 31, 2018	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 64,583,275 and 64,455,174 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in-capital	436.6	433.9
Accumulated deficit	(343.7)	(51.0)
Accumulated other comprehensive loss	(0.6)	(0.9)
Total stockholders’ equity	157.3	447.0
Total liabilities and stockholders’ equity	$1,190.1	$1,390.9

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Company freight	$205.2	$206.9	$618.2	$511.4
Owner operator freight	118.3	122.6	351.1	330.7
Brokerage	78.6	82.2	222.8	188.4
Logistics	13.5	11.6	39.0	31.3
Fuel surcharge	34.8	38.3	102.9	104.3
Total revenue	450.4	461.6	1,334.0	1,166.1

Operating expenses:
Salaries, wages and employee benefits	127.7	114.8	371.1	287.7
Fuel	34.1	38.9	105.3	103.7
Operations and maintenance	56.8	51.5	164.7	126.4
Communications	1.0	0.9	3.2	2.4
Purchased freight	155.5	170.6	458.5	429.9
Administrative expenses	21.4	16.1	54.7	41.3
Sales and marketing	1.3	1.0	3.8	2.3
Taxes and licenses	4.8	4.7	14.7	12.3
Insurance and claims	13.4	12.7	38.1	32.4
Acquisition-related transaction expenses	—	0.6	—	2.4
Depreciation and amortization	38.3	36.8	119.5	93.8
Gain on disposition of property and equipment	(1.0)	(0.9)	(2.1)	(1.5)
Impairment	306.8	—	306.8	2.8
Restructuring charges	6.9	—	6.9	—
Total operating expenses	767.0	447.7	1,645.2	1,135.9
Income (loss) from operations	(316.6)	13.9	(311.2)	30.2

Other expense (income):
Interest income	(0.3)	(0.2)	(0.7)	(1.2)
Interest expense	12.8	11.9	38.2	33.2
Write-off of deferred financing fees	2.0	—	2.0	—
Other	—	(0.7)	(1.3)	(2.5)
Total other expense	14.5	11.0	38.2	29.5

Income (loss) before benefit for income taxes	(331.1)	2.9	(349.4)	0.7
Provision (benefit) for income taxes	(57.8)	0.7	(60.4)	(14.2)
Net income (loss)	(273.3)	2.2	(289.0)	14.9

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0.1, $0.1, $(0.2) and $(0.1), respectively	(0.2)	0.3	0.3	(0.6)
Comprehensive income (loss)	(273.5)	2.5	(288.7)	14.3

Net income (loss)	(273.3)	2.2	(289.0)	14.9
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.2)	(3.7)	(3.7)
Net income (loss) attributable to common stockholders	$(274.5)	$1.0	$(292.7)	$11.2

Net income (loss) per common share:
Basic and Diluted	$(4.25)	$0.01	$(4.54)	$0.18
Weighted-average common shares outstanding:
Basic and Diluted	64,583,275	65,289,320	64,525,777	60,413,694

Dividends declared per Series A convertible preferred share	$1.91	$1.91	$5.72	$5.72

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2019

(Unaudited)

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2019	650,000	$65.0	64,455,174	$—	$433.9	$(51.0)	$(0.9)	$447.0
Vesting of restricted stock units	—	—	14,498	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.0	—	—	1.0
Foreign currency translation adjustments	—	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	—	(9.3)	—	(9.3)
Balance at March 31, 2019	650,000	$65.0	64,469,672	$—	$434.9	$(61.5)	$(0.8)	$437.6
Vesting of restricted stock units	—	—	110,321	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	0.4	0.4
Net loss	—	—	—	—	—	(6.4)	—	(6.4)
Balance at June 30, 2019	650,000	$65.0	64,579,993	$—	$435.6	$(69.2)	$(0.4)	$431.0
Vesting of restricted stock units	—	—	3,282	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.0	—	—	1.0
Foreign currency translation adjustments	—	—	—	—	—	—	(0.2)	(0.2)
Net loss	—	—	—	—	—	(273.3)	—	(273.3)
Balance at September 30, 2019	650,000	$65.0	64,583,275	$—	$436.6	$(343.7)	$(0.6)	$157.3

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2018

(Unaudited)

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Retained	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2018	650,000	$65.0	48,712,288	$—	$277.9	$7.3	$1.0	$351.2
Exercise of stock options	—	—	5,000	—	0.1	—	—	0.1
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Issuance of common stock	—	—	8,545,000	—	84.5	—	—	84.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)
Net loss	—	—	—	—	—	(0.8)	—	(0.8)
Balance at March 31, 2018	650,000	$65.0	57,262,288	$—	$363.4	$5.3	$0.7	$434.4
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Issuance of common stock	—	—	1,612,979	—	15.4	—	—	15.4
Issuance of earnout shares	—	—	5,000,000	—	48.2	(48.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(0.6)	(0.6)
Net income	—	—	—	—	—	13.5	—	13.5
Balance at June 30, 2018	650,000	$65.0	63,875,267	$—	$427.9	$(30.7)	$0.1	$462.3
Exercise of warrants	—	—	2	—	—	—	—	—
Vesting of restricted stock units	—	—	74,713	—	(0.4)	—	—	(0.4)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Issuance of common stock	—	—	495,389	—	4.4	—	—	4.4
Foreign currency translation adjustments	—	—	—	—	—	—	0.3	0.3
Net income	—	—	—	—	—	2.2	—	2.2
Balance at September 30, 2018	650,000	$65.0	64,445,371	$—	$432.8	$(29.7)	$0.4	$468.5

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(289.0)	$14.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	107.1	81.6
Amortization of intangible assets	12.4	12.2
Amortization of deferred financing fees	2.4	2.2
Non-cash operating lease expense	19.7	—
Write-off of deferred financing fees	2.0	—
Stock-based compensation expense	2.9	2.7
Deferred taxes	(60.4)	(16.1)
Bad debt expense	2.7	0.6
Gain on disposition of property and equipment	(2.1)	(1.5)
Gain on disposition of building	—	(0.8)
Deferred gain recognized on sales-type leases	—	(2.0)
Impairment	306.8	2.8
Restructuring charges	6.9	—
Changes in operating assets and liabilities
Accounts receivable	(23.5)	(57.5)
Drivers’ advances and other receivables	(2.4)	(0.6)
Payments received on sales-type leases	—	10.5
Prepaid and other current assets	(2.3)	(9.5)
Accounts payable	1.8	(5.6)
Accrued expenses and other liabilities	4.4	12.9
Net cash provided by operating activities	89.4	46.8

Cash flows from investing activities
Purchases of property and equipment	(17.4)	(58.8)
Proceeds from sale of property and equipment	23.8	15.5
Cash paid for acquisitions, net of cash received	—	(131.8)
Net cash provided by (used in) investing activities	6.4	(175.1)

Cash flows from financing activities:
Advances on line of credit	980.8	775.0
Repayments on line of credit	(980.8)	(763.9)
Advances on long-term debt	—	6.1
Principal payments on long-term debt	(57.8)	(41.0)
Deferred financing fees	(0.4)	(1.0)
Proceeds from issuance of common stock	—	84.2
Series A convertible preferred stock dividends	(3.7)	(3.7)
Net cash provided by (used in) financing activities	(61.9)	55.7

Effect of exchange rates on cash and cash equivalents	(0.3)	—

Net increase (decrease) in cash and cash equivalents	33.6	(72.6)
Cash and cash equivalents – beginning of period	46.0	90.7
Cash and cash equivalents – end of period	$79.6	$18.1

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$35.6	$31.0
Cash paid for income taxes	1.6	1.8

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	65.6	36.1
Accrued capital expenditures	—	5.9
Property and equipment sold for notes receivable	0.4	0.4
Property and equipment transferred to sales-type lease	—	8.4
Sales-type lease returns to property and equipment	—	0.5
Sales-type lease assets acquired with debt or capital lease obligations	—	9.9
Sales-type lease assets sold for notes receivable	—	46.2
Sales-type lease returns to sales-type lease assets	—	24.0
Common stock issued in acquisitions	—	19.7
Issuance of earnout shares	—	48.2
Right-of-use assets acquired	$33.5	$—

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of September 30, 2019 and December 31, 2018, the balance of deferred finance charges was $12.5 million and $16.2 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $0.9 million and $0.7 million the three months ended September 30, 2019 and 2018, and $2.4 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense is included in interest expense in the consolidated statements of operations and comprehensive income (loss). During the third quarter of 2019, the Company expensed $2.0 million to write-off certain deferred financing fees due to unsuccessful efforts to restructure the debt facilities.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required. In the three months ended September 30, 2019, the Company recognized asset impairments, which are more fully described in Notes 2, 5 and 7.

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

Contingent Consideration

The contingent consideration liabilities, included in other current liabilities on the consolidated balance sheet, represent future payment obligations for certain EBITDA thresholds related to the Company’s acquisitions over a defined period of time. See Note 3 for additional details on the future payment obligations connected to the Company’s acquisitions. The fair value of the Company’s contingent consideration liabilities are determined using estimates based on discount rates that reflect the risk involved and the projected EBITDA of the acquired businesses, therefore the liabilities are classified within Level 3 of the fair value framework. The balance of contingent consideration as of September 30, 2019 and December 31, 2018 was $21.5 million and $21.9 million, respectively. The table below is a summary of the changes in the fair value of this liability for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended
	September 30,
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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it had 16 operating segments as of September 30, 2019 and 2018 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

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

For the three and nine months ended September 30, 2019 and 2018, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and outstanding stock options were not included in the computation of diluted earnings (loss) per share as their effects were anti-dilutive. Additionally, for the three and nine months ended September 30, 2019 and 2018, there was no dilutive effect from the Merger Agreement earn-out provision found in the Agreement and Plan of Merger, dated December 22, 2016, in which a wholly-owned subsidiary of Hennessy Capital Acquisition Corp. II (Hennessy) merged with and into Daseke, with Daseke surviving as a direct wholly-owned subsidiary of Hennessy, (the Merger Agreement) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants). See Note 16 for the effects of non-vested restricted stock units on basic and diluted earnings per share under the two-class method.

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

From time to time, the Company’s foreign operations may enter into transactions that are denominated in a currency other than their functional currency. These transactions are initially recorded in the functional currency of the operating company based on the applicable exchange rate in effect on the date of the transaction. Monthly, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the remeasurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded in the consolidated statements of operations and comprehensive income (loss) of the foreign operating company as a component of foreign exchange gain or loss.

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

Fuel Surcharge

Fuel surcharge revenue compensates the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers.

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

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance and does not believe it will have a material impact on the consolidated financial statements.

NOTE 2 – LEASES

Change in Accounting Principle

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB ASC and creates Topic 842 (ASC 842), Leases. On January 1, 2019, the Company adopted ASC 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018. This Topic requires balance sheet recognition of lease assets and lease liabilities for leases classified as operating leases under GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

Lessee

The adoption of this standard had a material impact on the Company’s financial position. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities on the Company’s consolidated balance sheets of approximately $96.9 million and $96.9 million, respectively, as of January 1, 2019. The right-of-use assets recorded on the balance sheet include primarily trucking facilities and terminals and revenue equipment leases. The standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive income (loss), however, there have been additions and modifications to its existing financial disclosures.

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

The Company has capitalized operating and finance leases for various real estate including corporate offices, trucking facilities and terminals, warehouses, and tractor parking as well as various types of equipment including tractors, trailers, forklifts, and office equipment. New real estate lease agreements will typically have initial terms between 3 to 15 years and new equipment lease agreements will typically have initial terms of 3 to 9 years. Leases with an initial term of 12 months or less (short term leases) across all asset classes are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The Company follows ASC 360, “Impairment or Disposal of Long-Lived Assets” guidance to determine whether right-of-use assets relating to operating and finance leases are impaired. The Company recorded impairment charges of $10.0 million to right-of-use assets relating to operating leases and $0.7 million to right-of-use assets relating to finance leases for the three and nine months ended September 30, 2019. See Note 5 for discussion on impairment charges.

The following table reflects the Company’s components of lease expenses for the three and nine months ended September 30, 2019 (in millions):

		Three Months Ended	Nine Months Ended
	Classification	September 30, 2019
Operating lease cost
Revenue equipment	Operations and maintenance	$2.8	$16.3
Real estate	Administrative expense	1.1	10.2
Total operating lease cost		$3.9	$26.5

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1.5	$3.9
Interest on lease liabilities	Interest expense	0.2	0.7
Total finance lease cost		$1.7	$4.6

Total lease cost(a)		$5.6	$31.1
(a)	Short-term lease expense and variable lease expense are immaterial.

The components of assets and liabilities for operating and finance leases are as follows as of September 30, 2019 (in millions):

		September 30,
	Classification	2019
Assets
Capitalized operating lease right-of-use assets	Right-of-use assets	$97.0
Finance lease right-of-use assets	Other long-term assets	25.0
Total lease assets		$122.0

Liabilities
Capitalized operating lease liabilities:
Current	Other current liabilities	$28.4
Non-current	Other long-term liabilities	78.6
Total capitalized operating lease liabilities		$107.0

Finance lease liabilities:
Current	Current portion of long-term debt	$6.0
Non-current	Long-term debt, net of current portion	20.0
Total finance lease liabilities		$26.0

Total lease liabilities		$133.0

The following table is a summary of supplemental cash flows related to leases for the nine months ended September 30, 2019 (in millions):

Nine Months Ended
September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capitalized operating leases	$(26.0)
Operating cash flows from finance leases	(0.6)
Financing cash flows from finance leases	(4.4)
Right-of-use assets obtained in exchange for lease obligations:
Capitalized operating lease right-of-use assets	$33.5
Finance lease right-of-use assets	10.8

The following table is the future payments on leases as of September 30, 2019 (in millions):

	Capitalized
	Operating	Finance
Year ending December 31,	leases	leases	Total
2019(1)	$9.1	$1.9	$11.0
2020	30.6	7.3	37.9
2021	23.5	6.8	30.3
2022	19.0	4.8	23.8
2023	13.7	5.3	19.0
2024	9.0	2.2	11.2
Thereafter	18.4	1.0	19.4
Total lease payments	123.3	29.3	152.6
Less: interest	(16.3)	(3.3)	(19.6)
Present value of lease liabilities	$107.0	$26.0	$133.0
(1)	Three months ending December 31, 2019

The following table is a summary of weighted average lease terms and discount rates for leases as of September 30, 2019:

2019
Weighted-average remaining lease term (years)
Capitalized operating leases	5.16
Finance leases	3.90
Weighted-average discount rate
Capitalized operating leases	5.54%
Finance leases	4.38%

The following table is the future payments under lease agreements as of December 31, 2018 prior to adoption of ASC 842 (in millions):

	Capital Leases	Operating Leases
		Revenue	Office
Year ending December 31,		Equipment	and Terminals
2019	$5.7	$19.5	$11.9
2020	4.5	13.0	11.2
2021	4.3	5.7	9.5
2022	2.4	3.2	8.5
2023	2.9	0.3	6.6
Thereafter	0.8	—	23.0
Total minimum lease payments	$20.6	$41.7	$70.7
Loan amount attributable to interest	(2.4)
Total (Present value of minimum lease payments on capital leases)	18.2
Less: current portion	(4.8)
Long-term capital leases	$13.4

Lessor

The adoption of this standard had a material impact on the Company’s financial position, resulting in recording of additional property and equipment and reductions to net investment in sales-type leases and prepaid and other current assets on its consolidated balance sheets of approximately $59.4 million, $55.8 million, and $3.6 million, respectively. The additional assets recorded on the balance sheet in property and equipment include tractors and trailers leased or available for lease to owner-operators. The standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive income (loss), however, there have been additions and modifications to its existing financial disclosures.

The Company leases tractors and trailers to certain of its owner-operators and accounts for these transactions as operating leases. Historically, the Company has accounted for these equipment leases as sales-type leases. Under the new guidance, the Company's equipment leases no longer qualify for sales-type lease treatment and are now treated as operating leases. This change in accounting treatment resulted in the derecognition of net investment in sales-type leases and recording the associated assets as if the agreements were always operating leases. The Company will no longer recognize a lease receivable, unearned interest income, or deferred gain related to sales-type leases and will recognize income from operating leases as payments are received. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term, which are reported in purchased freight on the consolidated statements of operations and comprehensive income (loss). The Company's equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

The Company recorded depreciation expense of $5.7 million and $16.4 million on its assets leased under operating leases for the three and nine months ended September 30, 2019, respectively. Lease income from lease payments related to the Company's operating leases for the three and nine months ended September 30, 2019, was $6.5 million and $18.0 million, respectively.

The following table is the future minimum receipts on leases as of September 30, 2019 (in millions):

Twelve months ending September 30,	Amount
2020	$25.8
2021	19.7
2022	11.9
2023	5.8
2024	1.7
Thereafter	0.3
Total minimum lease receipts	$65.2

The components of the net investment in sales-type leases as of December 31, 2018 prior to the adoption of ASC 842 are as follows (in millions):

2018
Minimum lease receivable	$78.1
Deferred gain	(10.1)
Net minimum lease receivable	68.0
Unearned interest income	(12.3)
Net investment in sales-type leases	55.7
Current portion	(16.2)
$39.5

The following table is the future minimum receipts on leases as of December 31, 2018 prior to the adoption of ASC 842 (in millions):

Year ending December 31,	Amount
2019	$16.2
2020	14.5
2021	11.0
2022	11.2
2023	2.6
Thereafter	0.2
Total	$55.7

NOTE 3 – ACQUISITIONS

The Company is a leading consolidator of the open-deck freight market in North America. From Daseke Companies, Inc.’s inception in late 2008, the Company and Daseke Companies, Inc. have acquired 20 open-deck trucking companies. To date, the primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of September 30, 2019 and December 31, 2018 (in millions):

	2019	2018
Insurance	$8.3	$7.4
Licensing, permits and tolls	5.5	5.6
Other assets	4.3	4.4
Other prepaids	2.3	3.9
Highway and fuel taxes	1.5	1.4
Assets held for sale	—	3.6
	$21.9	$26.3

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise.

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments (Project Synchronize or the Plan), which will reduce the number of operating segments from 16 to 13. The Plan was implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. Additionally, the Company announced the planned implementation of Business Improvement Plans (BIP), which are expected to increase profitability by right-sizing trailer-to-tractor ratios, yielding management capacity allocations, and improving maintenance execution. On September 4, 2019, the Company announced a comprehensive restructuring plan (Project Pivot) intended to reduce its cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. As part of Project Pivot, the Company executed a new management restructuring and substantial corporate cost reduction plan. See Note 6 for additional details.

During the third quarter of 2019, the Company identified a triggering event following the announcement of Project Synchronize, BIP, Project Pivot and the decline of the Company’s stock price. As a result, the Company completed goodwill impairment and assets impairment analyses as of September 30, 2019 (see Note 7 for additional details).  The result of the goodwill impairment analysis prepared in the third quarter was a non-cash goodwill impairment charge of $112.8 million, of which $105.0 million is not deductible for tax purposes. Goodwill impairment is recorded in impairment in the consolidated statements of operations and comprehensive income (loss).

The summary of changes in goodwill follows for the nine months ended September 30, 2019 (in millions):

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2018	$101.5	$156.9	$258.4
Impairment	(38.7)	(74.1)	(112.8)
Adjustments to previously recorded goodwill (net)	—	(0.3)	(0.3)
Foreign currency translation adjustment	—	0.4	0.4
Goodwill balance at September 30, 2019	$62.8	$82.9	$145.7

During the third quarter of 2019, the Company recorded an impairment charge to intangible assets of $85.6 million for non-competition agreements, customer relationships and trade names categories of intangible assets.

Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018 (in millions):

	As of September 30, 2019				As of December 31, 2018
	Intangible	Accumulated		Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Impairment	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$33.8	$(18.0)	$(12.1)	$3.7	$33.8	$(12.8)	$21.0
Customer relationships	130.9	(40.7)	(42.0)	48.2	130.9	(33.5)	97.4
Trade names	90.6	—	(31.5)	59.1	90.6	—	90.6
Foreign currency translation adjustment	—	—	—	—	(0.2)	—	(0.2)
Total intangible assets	$255.3	$(58.7)	$(85.6)	$111.0	$255.1	$(46.3)	$208.8

As of September 30, 2019, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.8 and 4.6 years, respectively.

Amortization expense for intangible assets with definite lives was $4.2 million and $4.1 million for the three months ended September 30, 2019 and 2018, respectively, and $12.4 million and $12.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2019(1)	$0.5	$1.5
2020	1.5	5.9
2021	1.2	5.9
2022	0.5	5.9
2023	—	5.9
Thereafter	—	23.1
Total	$3.7	$48.2
(1)	Three months ending December 31, 2019

NOTE 6 – INTEGRATION AND RESTRUCTURING

As discussed in Note 5, the Company implemented Project Synchronize and Project Pivot which resulted in recording of integration and restructuring costs. The integration and restructuring costs consist of assets impairments, employee-related costs, other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs. Severance, tax preparation and relocation costs are expensed in accordance with ASC 420. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income (loss). The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

The Company recorded $6.9 million of integration and restructuring expenses in connection with the Plan and Project Pivot in the three and nine months ended September 30, 2019 and the Company expects to incur the majority of the estimated remaining $1.5 million through the end of fiscal 2019. Estimated remaining charges of $0.5 million, $0.8 million and $0.2 million are related to the Specialized Solutions segment, the Flatbed Solutions segment and corporate office, respectively. Total expected restructuring charges represent management’s best estimate to date. As the execution of the program is still in process, the amount and nature of actual restructuring charges incurred could vary from total expected charges. Any changes to the estimates of executing the Plan, the BIP and corporate restructuring will be reflected in our future results of operations.

The following table summarizes the integration and restructuring costs as of September 30, 2019 (in millions):

	Severance	Operating
	and	Lease	Fixed Asset
	Other Payroll	Termination	Impairment	Other	Total
Specialized Solution
Costs accrued	$0.6	$0.5	$1.4	$1.0	$3.5
Amounts paid or charged	(0.4)	(0.5)	(1.4)	(1.0)	(3.3)
Specialized Solution balance at September 30, 2019	0.2	—	—	—	0.2
Flatbed Solution
Costs accrued	—	—	0.7	0.2	0.9
Amounts paid or charged	—	—	(0.7)	(0.2)	(0.9)
Flatbed Solution balance at September 30, 2019	—	—	—	—	—
Corporate
Costs accrued	2.5	—	—	—	2.5
Amounts paid or charged	(0.2)	—	—	—	(0.2)
Corporate balance at September 30, 2019	2.3	—	—	—	2.3
Consolidated
Costs accrued	3.1	0.5	2.1	1.2	6.9
Amounts paid or charged	(0.6)	(0.5)	(2.1)	(1.2)	(4.4)
Consolidated balance at September 30, 2019	$2.5	$—	$—	$—	$2.5

NOTE 7 – PROPERTY AND EQUIPMENT

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its definite lived long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value and the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value.

During the third quarter of 2019, the Company recorded an impairment charge of $97.6 million to state property and equipment at fair value, which related to the Specialized Solutions segment of $58.6 million and the Flatbed Solutions segment of $39.0 million. The impairment charge is included in impairment in the consolidated statements of operations and comprehensive income (loss).

The components of property and equipment are as follows as of September 30, 2019 and December 31, 2018 (in millions):

	2019	2018
Revenue equipment	$620.4	$734.0
Buildings and improvements	65.1	61.9
Assets leased and available for lease to owner-operators	60.5	—
Furniture and fixtures, office and computer equipment and vehicles	38.2	36.5
	784.2	832.4
Accumulated depreciation	(321.1)	(259.7)
	$463.1	$572.7

Depreciation expense on property and equipment was $34.1 million and $32.8 million for the three months ended September 30, 2019 and 2018, respectively, and $107.1 million and $81.6 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense and accumulated depreciation on assets leased and available for lease to owner-operators was $5.7 million and $16.4 million for the three and nine months ended September 30, 2019, respectively. Included in depreciation expense is the net impact of the step-up in basis of fixed assets resulting from acquisitions of $5.5 million and $7.0 million for the three months ended September 30, 2019 and 2018, and $18.2 million and $16.4 million for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of September 30, 2019 and December 31, 2018 (in millions):

	2019	2018
Brokerage and escorts	$18.8	$12.6
Unvouchered payables	12.4	11.7
Other accrued expenses	9.7	8.0
Owner-operator deposits	8.5	9.3
Sales and local taxes payable	2.3	3.3
Fuel and fuel taxes	1.9	1.2
Interest	0.6	0.4
	$54.2	$46.5

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2019 and December 31, 2018 (in millions):

	2019	2018
Term loan facility	$489.7	$493.5
Equipment term loans	197.5	190.7
Finance and capital leases	26.0	18.2
	713.2	702.4
Less current portion	(61.6)	(63.5)
Less unamortized debt issuance costs	(12.5)	(16.2)
Total long-term debt	$639.1	$622.7

Term Loan Facility

The Company has a $500.0 million term loan facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto (the Term Loan Facility) with a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.00% per annum and LIBOR (subject to a 1.00% floor) plus 5.00% per annum. At September 30, 2019, the average interest rate on the Term Loan Facility was 7.4%.

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

ABL Facility

The Company has a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The ABL Facility’s maximum credit amount may be increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of September 30, 2019, the Company had a debit balance of $2.8 million, $13.9 million in letters of credit outstanding, and could incur approximately $84.6 million of additional indebtedness under the ABL Facility.

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

At September 30, 2019, the interest rate on the ABL Facility was 5.50%.

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

As of September 30, 2019, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of September 30, 2019, the Company had term loans collateralized by equipment in the aggregate amount of $194.2 million with 32 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 10.7%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of September 30, 2019, the Company has a bank mortgage loan with a balance of $3.3 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020.

The interest rate and monthly payments will be adjusted on November 1, 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2020 (which will not be less than 3.7%). The bank mortgage loan matures November 1, 2023.

Finance and Capital Leases

The Company leases certain equipment under long-term finance and capital lease agreements that expire on various dates through May 2025. As of December 31, 2018, the book value of the property and equipment recorded under capital leases was $16.6 million, net of accumulated depreciation of $7.8 million. Depreciation expense related to capital lease equipment was $0.8 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. See Note 2 for information on finance leases.

Future Payments

Future principal payments on long-term debt as of September 30, 2019 are as follows (in millions):

Twelve months ending September 30,	Term Loan Facility	Equipment Term Loans	Total

2020	$5.0	$50.2	$55.2
2021	2.5	43.3	45.8
2022	2.5	37.4	39.9
2023	11.2	26.6	37.8
2024	2.5	28.9	31.4
Thereafter	466.0	11.1	477.1
Total long-term debt	$489.7	$197.5	$687.2

NOTE 10 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2019 and 2018 were 17.4% and 23.5%, respectively, and 17.3% and (2,333.6%) for the nine months ended September 30, 2019 and 2018, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers, and in 2019 non-deductible goodwill impairment. State tax rates vary among states and range from approximately 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax.

Regarding the new tax on global intangible low-taxed income (GILTI), which became applicable in 2018 as part of the Tax Cuts and Jobs Act of 2017 (TCJA), the Company will treat GILTI as a period cost if and when incurred.

There were no changes in uncertain tax positions during the nine months ended September 30, 2019.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

On February 14, 2018, the Company and one of the Company’s stockholders entered into an underwriting agreement with Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein, in connection with an underwritten public offering of 7,500,000 shares of the Company’s common stock, at a price to the public of $10.60 per share. Pursuant to the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 1,125,000 shares of common stock, which was exercised in full on February 16, 2018 and closed simultaneously with the offering on February 20, 2018. Net proceeds received by the Company were approximately $84.4 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has used the net proceeds from the offering for general corporate purposes, including, among other things, working capital, capital expenditures, debt repayment or refinancing.

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

As of September 30, 2019, the Company has approximately 0.5 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 12 for additional details about the Company’s stock-based compensation plan.

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

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. On February 27, 2019 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2019. On May 21, 2019, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 15, 2019. On August 20, 2019 the Company’s board of directors declared a third quarterly dividend of $1.91 per share, which was paid on September 15, 2019. On February 27, 2018 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2018. On May 22, 2018, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 20, 2018. On August 21, 2018 the Company’s board of directors declared a third quarterly dividend of $1.91 per share, which was paid on September 14, 2018.

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

Warrants

At September 30, 2019, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

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

NOTE 12 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (the Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. Under the Plan, the Company is authorized to issue up to 4.5 million shares of common stock. All awards granted were authorized under the Plan. These awards generally vest annually on a pro-rata basis over a five-year period on the anniversary of each grant date. We also grant awards to our directors under the Plan. The awards granted to directors vest ratably over periods of one, two or five years annually on the anniversary of each grant date.

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. Aggregate stock-based compensation charges, net of forfeitures, were $1.0 million and $0.9 million during the three months ended September 30, 2019 and 2018, respectively, and $2.9 million and $2.7 million during the nine months ended September 30, 2019 and 2018, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2019, there was $4.9 million and $6.2 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 3.1 years for stock options and 2.7 years for restricted stock units.

Stock Options

The following table summarizes stock option grants under the Plan:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)

Director Group	150,000	115,000	5 years	$9.98	$4.36
Employee Group	2,632,730	2,363,874	3-5 years	$8.56	$3.70
Total		2,478,874

The Company’s calculations of the fair value of stock options granted during the nine months ended September 30, 2019 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions for the nine months ended September 30, 2019:

Weighted average expected life	6.3 years
Risk-free interest rate	1.45% to 2.58%
Expected volatility	32.52% to 37.91%
Expected dividend yield	0.00%

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

A summary of option activity under the Plan as of September 30, 2019 and changes during the nine months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2019	2,066,529	$10.23	8.5	$—
Granted	631,136	3.20
Forfeited or expired	(218,791)	9.42
Outstanding as of September 30, 2019	2,478,874	$8.51	8.2	$0.1

Exercisable as of September 30, 2019	631,939	$10.27	7.5	$—
Vested and expected to vest as of September 30, 2019	2,478,874	$8.51	8.2	$0.1

The stock options’ maximum contract term is ten years. The total weighted average fair value of options granted during the nine months ended September 30, 2019 and 2018 was $0.8 million and $1.4 million, respectively.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)

Director Group	785,498	730,838	1-2 years	$2.75
Employee Group	1,568,655	512,973	5 years	$10.59
Total		1,243,811

A summary of restricted stock unit awards activity under the Plan as of September 30, 2019 and changes during the nine months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2019	841,361	$10.44
Granted	753,986	2.45
Vested	(179,314)	10.22
Forfeited	(172,222)	9.77
Non-vested as of September 30, 2019	1,243,811	$5.75

NOTE 13 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under the Internal Revenue Code provisions of Section 401(k). Under the safe harbor matching requirements, the Company had expenses of $1.4 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $4.2 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively. The Company sponsored defined contribution profit-sharing plans, including 401(k) provisions, for substantially all employees of acquired companies whose plans were merged into the Retirement Plan effective January 1, 2019. Matching contributions for 401(k) defined contribution plans not yet merged into the Retirement Plan totaled approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of September 30, 2019 totaling approximately $16.4 million, including those disclosed in Note 9. These letters of credit are related to liability and workers compensation insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $2.9 million and $1.1 million for the three months ended September

30, 2019 and 2018, respectively, and $7.5 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $4.7 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively, and $8.8 million and $6.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended September 30, 2019
Total revenue	$169.8	$288.0	$(7.4)	$450.4
Company freight	55.2	155.4	(5.4)	205.2
Owner operator freight	71.1	49.1	(1.9)	118.3
Brokerage	23.6	54.5	0.5	78.6
Logistics	0.7	12.9	(0.1)	13.5
Fuel surcharge	19.2	16.1	(0.5)	34.8
Operating loss	(107.9)	(187.6)	(21.1)	(316.6)
Depreciation	12.7	21.1	0.3	34.1
Amortization of intangible assets	1.5	2.7	—	4.2
Impairment	113.2	193.6	—	306.8
Restructuring	0.9	3.5	2.5	6.9
Non-cash operating lease expense	1.7	4.6	0.1	6.4
Interest expense	2.8	3.2	6.8	12.8
Loss before income tax	(110.6)	(191.0)	(29.5)	(331.1)
Total assets	376.1	730.9	83.1	1,190.1
Cash capital expenditures	(0.6)	5.4	0.5	5.3

Three Months Ended September 30, 2018
Total revenue	$181.5	$283.9	$(3.8)	$461.6
Company freight	56.3	153.1	(2.5)	206.9
Owner operator freight	74.3	49.1	(0.8)	122.6
Brokerage	29.2	53.2	(0.2)	82.2
Logistics	0.8	10.8	—	11.6
Fuel surcharge	20.9	17.7	(0.3)	38.3
Operating income (loss)	12.2	11.8	(10.1)	13.9
Depreciation	7.7	25.0	—	32.7
Amortization of intangible assets	1.5	2.6	—	4.1
Interest expense	2.2	2.9	6.8	11.9
Income (loss) before income tax	10.1	9.5	(16.7)	2.9
Total assets	474.2	906.6	25.7	1,406.5
Cash capital expenditures	1.4	25.6	0.7	27.7

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Nine Months Ended September 30, 2019
Total revenue	$512.7	$838.3	$(17.0)	$1,334.0
Company freight	165.3	463.8	(10.9)	618.2
Owner operator freight	213.1	142.4	(4.4)	351.1
Brokerage	74.7	148.3	(0.2)	222.8
Logistics	2.0	37.1	(0.1)	39.0
Fuel surcharge	57.6	46.7	(1.4)	102.9
Operating loss	(98.5)	(168.8)	(43.9)	(311.2)
Depreciation	38.1	68.5	0.5	107.1
Amortization of intangible assets	4.5	7.9	—	12.4
Impairment	113.2	193.6	—	306.8
Restructuring	0.9	3.5	2.5	6.9
Non-cash operating lease expense	7.2	12.2	0.3	19.7
Interest expense	8.1	9.8	20.3	38.2
Loss before income tax	(106.3)	(177.8)	(65.3)	(349.4)
Cash capital expenditures	2.3	13.6	1.5	17.4

Nine Months Ended September 30, 2018
Total revenue	$488.7	$687.1	$(9.7)	$1,166.1
Company freight	147.8	370.0	(6.4)	511.4
Owner operator freight	205.9	126.7	(1.9)	330.7
Brokerage	76.0	112.8	(0.4)	188.4
Logistics	2.2	29.1	—	31.3
Fuel surcharge	56.8	48.5	(1.0)	104.3
Operating income (loss)	28.5	24.1	(22.4)	30.2
Depreciation	21.4	60.1	0.1	81.6
Amortization of intangible assets	4.4	7.8	—	12.2
Impairment	—	2.8	—	2.8
Interest expense	6.0	8.1	19.1	33.2
Income (loss) before income tax	22.8	17.7	(39.8)	0.7
Cash capital expenditures	3.8	54.0	1.0	58.8

NOTE 16 – EARNINGS (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2019	2018	2019	2018

Numerator:
Net income (loss)	$(273.3)	$2.2	$(289.0)	$14.9
Less Series A preferred dividends	(1.2)	(1.2)	(3.7)	(3.7)
Allocation of earnings to non-vested participating restricted stock units	—	—	—	(0.2)
Net income (loss) attributable to common stockholders	$(274.5)	$1.0	$(292.7)	$11.0

Denominator:
Weighted-average shares outstanding	64.6	64.3	64.5	59.4
Weighted average non-vested participating restricted stock units	—	1.0	—	1.0
Denominator for basic and diluted EPS – weighted-average shares	64.6	65.3	64.5	60.4

Basic and diluted earnings (loss) per share	$(4.25)	$0.01	$(4.54)	$0.18

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

Third Quarter Operational Overview

•

Total revenue of $450.4 million, a decrease of 2.4%, company freight of $205.2 million, a decrease of 0.8%, owner operator freight of $118.3 million, a decrease of 3.5% and brokerage freight of $78.6 million, a decrease of 4.4% compared to third quarter of 2018;

•	Rate per mile for the three months ended September 30, 2019 was $1.90 for Flatbed Solutions segment and $3.54 for Specialized Solutions segment;

•	Asset impairment charges totaled $306.8 million for the three months ended September 30, 2019

•	Operating loss of $316.6 million, compared with operating income of $13.9 million in third quarter of 2018;

•	Net loss of $273.3 million, or $4.25 per basic and diluted share, compared with net income of $2.2 million, or $0.01 per basic and diluted share, in the third quarter of 2018;

•	Total liquidity available at September 30, 2019 decreased by $23.5 million to $242.0 million from $265.5 million at December 31, 2018; and

•	Material debt at September 30, 2019 increased by $12.7 million to $651.6 million from $638.9 at December 31, 2018.

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

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments, Project Synchronize (the Plan), which will reduce the number of operating segments from 16 to 13.  As a result of the Plan, Builders Transportation will merge into Hornady Transportation, Moore Freight Service into E.W. Wylie, and the Schilli Companies into Lone Star Transportation. The Plan is being implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies.. Additionally, the Company announced the planned implementation of Business Improvement Plans, which are expected to increase profitability by yield management capacity allocation, right-sizing trailer-to-tractor ratios, and improving maintenance execution.  These Plans are expected to improve annual operating income by $30.0 million in 2020.

On September 4, 2019, the Company announced a comprehensive restructuring plan (Project Pivot) intended to reduce its cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. As part of Project Pivot, the Company has also executed a new management restructuring and substantial corporate cost reduction plan, which is expected to yield an additional $4 million in run-rate benefits by the end of the first quarter of fiscal 2020.

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

Fuel surcharges are designed to compensate the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers. However, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel efficiency due to engine idle time and other factors and to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. In general, a declining energy and fuel price environment, such as in the first half of 2019, negatively affects the Company’s fuel surcharge revenues, and conversely, an environment with rising fuel and energy prices benefits its fuel surcharge revenues. Although the Company’s surcharge programs vary by customer, they typically involve a computation based on the change in national or regional fuel prices. The Company’s fuel surcharges are billed on a delayed basis, meaning it typically bills customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Also, its fuel surcharge programs typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.

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

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2019 and 2018 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended September 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$205.2	45.6	$206.9	44.8	$(1.7)	(0.8)
Owner operator freight	118.3	26.3	122.6	26.6	(4.3)	(3.5)
Brokerage	78.6	17.5	82.2	17.8	(3.6)	(4.4)
Logistics	13.5	3.0	11.6	2.5	1.9	16.4
Fuel surcharge	34.8	7.7	38.3	8.3	(3.5)	(9.1)
Total revenue	450.4	100.0	461.6	100.0	(11.2)	(2.4)

OPERATING EXPENSES:
Salaries, wages and employee benefits	127.7	28.4	114.8	24.9	12.9	11.2
Fuel	34.1	7.6	38.9	8.4	(4.8)	(12.3)
Operations and maintenance	56.8	12.6	51.5	11.2	5.3	10.3
Communications	1.0	0.2	0.9	0.2	0.1	11.1
Purchased freight	155.5	34.5	170.6	37.0	(15.1)	(8.9)
Administrative expenses	21.4	4.8	16.1	3.5	5.3	32.9
Sales and marketing	1.3	0.3	1.0	0.2	0.3	30.0
Taxes and licenses	4.8	1.1	4.7	1.0	0.1	2.1
Insurance and claims	13.4	3.0	12.7	2.8	0.7	5.5
Acquisition-related transaction expenses	—	—	0.6	0.1	(0.6)	(100.0)
Depreciation and amortization	38.3	8.5	36.8	8.0	1.5	4.1
Gain on disposition of property and equipment	(1.0)	(0.2)	(0.9)	(0.2)	(0.1)	11.1
Impairment	306.8	68.1	-	—	306.8	*
Restructuring charges	6.9	1.5	-	—	6.9	*
Total operating expenses	767.0	170.3	447.7	97.0	319.3	71.3
Operating ratio	170.3%		97.0%
Adjusted operating ratio(1)	97.0%		94.5%
INCOME (LOSS) FROM OPERATIONS	(316.6)	(70.3)	13.9	3.0	(330.5)	(2,377.7)

Other expense (income):
Interest income	(0.3)	(0.1)	(0.2)	-	(0.1)	50.0
Interest expense	12.8	2.8	11.9	2.6	0.9	7.6
Write-off of unamortized deferred financing fees	2.0	0.4	—	-	2.0	*
Other	—	-	(0.7)	(0.2)	0.7	(100.0)
Total other expense	14.5	3.2	11.0	2.4	3.5	31.8

Income (loss) before benefit for income taxes	(331.1)	(73.5)	2.9	0.6	(334.0)	(11,517.2)
Provision (benefit) for income taxes	(57.8)	(12.8)	0.7	0.2	(58.5)	(8,357.1)
Net income (loss)	$(273.3)	(60.7)	$2.2	0.5	$(275.5)	(12,522.7)

OPERATING STATISTICS:
Total miles (in millions)(2)(3)	124.2		121.3		2.9	2.4
Company-operated tractors, as of quarter-end	3,736		3,799		(63)	(1.7)
Owner-operated tractors, as of quarter-end	2,413		2,314		99	4.3
Number of trailers, as of quarter-end	13,208		13,897		(689)	(5.0)

Company-operated tractors, average for the quarter	3,744		3,690		54	1.5
Owner-operated tractors, average for the quarter	2,395		2,332		63	2.7
Total tractors, average for the quarter	6,139		6,022		117	1.9

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

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended September 30, 2019 and 2018 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended September 30, 2019 and 2018.

SPECIALIZED SOLUTIONS

	Three Months Ended September 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$155.4	54.0	$153.1	53.9	$2.3	1.5
Owner operator freight	49.1	17.0	49.1	17.3	—	-
Brokerage	54.5	18.9	53.2	18.7	1.3	2.4
Logistics	12.9	4.5	10.8	3.8	2.1	19.4
Fuel surcharge	16.1	5.6	17.7	6.2	(1.6)	(9.0)
Total revenue	288.0	100.0	283.9	100.0	4.1	1.4

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	82.6	28.7	79.4	28.0	3.2	4.0
Fuel	21.7	7.5	25.2	8.9	(3.5)	(13.9)
Operations and maintenance	43.3	15.0	38.7	13.6	4.6	11.9
Purchased freight	85.2	29.6	84.0	29.6	1.2	1.4
Depreciation and amortization	23.8	8.3	27.6	9.7	(3.8)	(13.8)
Impairment	193.6	67.2	—	-	193.6	*
Restructuring	3.5	1.2	—	-	3.5	*
Other operating expenses	21.9	7.6	17.2	6.1	4.7	27.3
Total operating expenses	475.6	165.1	272.1	95.8	203.5	74.8
Operating ratio	165.1%		95.8%
Adjusted operating ratio(2)	93.9%		92.5%
INCOME (LOSS) FROM OPERATIONS	$(187.6)	(65.1)	$11.8	4.2	$(199.4)	(1,689.8)

OPERATING STATISTICS:
Total miles (in millions)(3)(4)	57.8		57.2		0.6	1.0
Company-operated tractors, at quarter-end	2,472		2,436		36	1.5
Owner-operated tractors, at quarter-end	699		678		21	3.1
Number of trailers, at quarter-end	8,280		8,724		(444)	(5.1)

Company-operated tractors, average for the quarter	2,479		2,446		33	1.3
Owner-operated tractors, average for the quarter	694		721		(27)	(3.7)
Total tractors, average for the quarter	3,173		3,167		6

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
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

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended September 30, 2019 and 2018 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended September 30, 2019 and 2018.

FLATBED SOLUTIONS

	Three Months Ended September 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$55.2	32.5	$56.3	31.0	$(1.1)	(2.0)
Owner operator freight	71.1	41.9	74.3	40.9	(3.2)	(4.3)
Brokerage	23.6	13.9	29.2	16.1	(5.6)	(19.2)
Logistics	0.7	0.4	0.8	0.4	(0.1)	(12.5)
Fuel surcharge	19.2	11.4	20.9	11.5	(1.7)	(8.1)
Total revenue	169.8	100.0	181.5	100.0	(11.7)	(6.4)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	35.0	20.6	33.0	18.2	2.0	6.1
Fuel	12.5	7.4	13.7	7.5	(1.2)	(8.8)
Operations and maintenance	13.2	7.8	12.6	6.9	0.6	4.8
Purchased freight	77.8	45.8	90.3	49.8	(12.5)	(13.8)
Depreciation and amortization	14.2	8.4	9.2	5.1	5.0	54.3
Impairment	113.2	66.7	—	-	113.2	*
Restructuring	0.9	0.5	—	-	0.9	*
Other operating expenses	10.9	6.4	10.5	5.8	0.4	3.8
Total operating expenses	277.7	163.5	169.3	93.3	108.4	64.0
Operating ratio	163.5%		93.3%
Adjusted operating ratio(2)	95.0%		92.5%
INCOME (LOSS) FROM OPERATIONS	$(107.9)	(63.5)	$12.2	6.7	$(120.1)	(984.4)

OPERATING STATISTICS:
Total miles (in millions)(3)(4)	66.4		64.1		2.3	3.6
Company-operated tractors, at quarter-end	1,264		1,363		(99)	(7.3)
Owner-operated tractors, at quarter-end	1,714		1,636		78	4.8
Number of trailers, at quarter-end	4,928		5,173		(245)	(4.7)

Company-operated tractors, average for the quarter	1,265		1,244		21	1.7
Owner-operated tractors, average for the quarter	1,701		1,611		90	5.6
Total tractors, average for the quarter	2,966		2,855		111	3.9

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
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

Revenue. Total revenue decreased 2.4% to $450.4 million for the three months ended September 30, 2019 from $461.6 million for the three months ended September 30, 2018, primarily due to the slow demand in the Flatbed Solutions segment, offset by the Recent Acquisitions of $7.3 million. The decrease in total revenue, excluding the effect of the Recent Acquisitions, was a decrease of $18.5 million, or 4.0%, due primarily to decreases in company freight, owner operator freight and brokerage revenue. Company freight revenue, excluding the effect of the Recent Acquisitions of $5.3 million, decreased $6.9 million, or 3.4%, from $206.9 million for the three months ended September 30, 2018 to $199.9 million for the three months ended September 30, 2019. Owner operator freight revenue, excluding the effect of the Recent Acquisitions of $0.6 million, decreased $5.0 million, or 4.0%, from $122.6 million for the three months ended September 30, 2018 to $117.7 million for the three months ended September 30, 2019. Brokerage revenue, excluding the effect of the Recent Acquisitions of $0.5 million, decreased $4.2 million, or 5.1%, from $82.2 million for the three months ended September 30, 2018 to $78.0 million for the three months ended September 30, 2019. The decreases in company freight and owner operator freight revenue, excluding the Recent Acquisitions, were primarily a result of a 4.3% decrease in total miles driven and offset by a slight increase in rate per mile. Logistics increased $1.9 million, or 16.4%, from $11.6 million for the three months ended September 30, 2018 to $13.5 million for the three months ended September 30, 2019 as a result of increases in logistics activities. Fuel surcharges, excluding the effect of the Recent Acquisitions of $0.9 million, decreased $4.4 million, or 11.4%, from $38.3 million for the three months ended September 30, 2018 to $33.9 million for the three months ended September 30, 2019.

The Company’s Specialized Solutions segment’s revenue was $288.0 million for the three months ended September 30, 2019 as compared to $283.9 million for the three months ended September 30, 2018, an increase of 1.4%, which was primarily due to the increase in company freight, brokerage and logistics revenue. Company freight revenue increased $2.3 million, or 1.5%, from $153.1 million for the three months ended September 30, 2018 to $155.4 million for the three months ended September 30, 2019. Owner operator freight revenue was flat at $49.1 million for the three months ended September 30, 2018 and for the three months ended September 30, 2019. Brokerage revenue increased $1.3 million, or 2.4%, from $53.2 million for the three months ended September 30, 2018 to $54.5 million for the three months ended September 30, 2019. The increase in overall freight revenue was primarily a result of a slight increase in rate per mile and miles driven compared to the same period in 2018. Logistics increased 19.4% to $12.9 million from $10.8 million compared to the same period in 2018 as a result of increases in logistics activites. Fuel surcharges decreased 9.0% compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s revenue was $169.8 million for the three months ended September 30, 2019 as compared to $181.5 million for the three months ended September 30, 2018, a decrease of 6.4%, which was primarily the result of the slow demand from the industrial industry. The decrease in revenue, excluding the effect of the Flatbed Solutions Acquisitions of $7.3 million, was 10.4%, or $18.9 million, due to decreases in company freight, owner operator freight and brokerage revenue. Company freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $5.3 million, decreased $6.5 million, or 11.5%, from $56.3 million for the three months ended September 30, 2018 to $49.9 million for the three months ended September 30, 2019. Owner operator freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $0.6 million, decreased $3.8 million, or 5.1%, from $74.3 million for the three months ended September 30, 2018 to $70.5 million for the three months ended September 30, 2019. Brokerage revenue, excluding the effect of the Flatbed Solutions Acquisitions of $0.5 million, decreased $6.0 million, or 20.6%, from $29.2 million for the three months ended September 30, 2018 to $23.1 million for the three months ended September 30, 2019. The decreases in company freight and owner operator freight, excluding the effect of the Flatbed Solutions Acquisitions, was a result of a 9.4% decrease in miles driven offset by a 0.8% increase in rate per mile compared to the same period in 2018. Fuel surcharges, excluding the effect of the Flatbed Solutions Acquisitions of $0.9 million, decreased $2.5 million, or 12.0%, from $20.9 million for the three months ended September 30, 2018 to $18.3 million for the three months ended September 30, 2019.

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

Salaries, wages and employee benefits expense increased 11.2% to $127.7 million for the three months ended September 30, 2019 from $114.8 million for the three months ended September 30, 2018, primarily due to the Recent Acquisitions and healthcare costs. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions of $2.9 million, was 8.6%, or $9.9 million, and was primarily due to increased employee compensation due to an increase in headcount at the corporate office to support the scale and strategic growth of the Company, increases in healthcare costs and one-time severance costs related to Project Pivot. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 3.9% for the three months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment had a $3.2 million, or 4.0%, increase in salaries, wages and employee benefits expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily as a result of the higher driver pay rates and healthcare costs. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 1.0% for the three months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment had a $2.0 million, or 6.1%, increase in salaries, wages and employee benefits expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $2.9 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefit expense decreased 2.6%, or $0.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 1.4% for the three months ended September 30, 2019 as compared to the same period in 2018. This increase is a result of a decrease in revenue, excluding the impact of the Flatbed Solutions Acquisitions.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

*Fuel expense excludes the effect of the Recent Acquisitions.

Total fuel expense decreased $4.8 million, or 12.3%, to $34.1 million for the three months ended September 30, 2019 from $38.9 million for the three months ended September 30, 2018, excluding the effect of the Recent Acquisitions of $1.1 million, fuel expense decreased 15.1%, or $5.9 million. This decrease was primarily due to a 6.6% decrease in average diesel prices period over period. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.023 for the three months ended September 30, 2019, compared to $3.237 for the same period in 2018. Total miles driven, excluding the Recent Acquisitions, decreased 4.3% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The Company’s Specialized Solutions segment’s fuel expense decreased 13.9% to $21.7 million for the three months ended September 30, 2019 from $25.2 million for the three months ended September 30, 2018, primarily as the result of a decrease in average diesel prices and a decrease of 0.4% in company miles for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The Company’s Flatbed Solutions segment’s fuel expense decreased 8.8% to $12.5 million for the three months ended September 30, 2019 from $13.7 million for the three months ended September 30, 2018, primarily as a result of a decrease in average diesel price. Excluding the effect of the Flatbed Solutions Acquisitions of $1.1 million, fuel expense in the Flatbed Solutions segment decreased 16.9% or $2.3 million. Company miles, excluding the Flatbed Solutions Acquisitions, decreased 29.6% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

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

Operations and maintenance expense increased 10.3% to $56.8 million for the three months ended September 30, 2019 from $51.5 million for the three months ended September 30, 2018. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense increased 8.8% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to an increase of $2.1 million for pilot car fees. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 1.8% for the three months ended September 30, 2019 as compared to the same period in 2018 as a result of normal equipment trade cycles and related expenses.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $4.6 million, or 11.9%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 as a result of an increase of $2.0 million in pilot car and an increase in maintenance expense due to normal replacement cycles of tractors and trailers. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 1.8% for the three months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $0.6 million, or 4.8%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions of $0.8 million. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense decreased $0.2 million, or 1.5%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily as a result of a decrease in maintenance expense, due to a reduction of tractors in the Company’s fleet. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.6% for the three months ended September 30, 2019 as compared to the same period in 2018.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased 8.9% from $170.6 million during the three months ended September 30, 2018 to $155.5 million during the three months ended September 30, 2019. Excluding the effect of the Recent Acquisitions of $0.9 million on purchased freight expense, total purchased freight expense decreased 9.4% to $154.5 million for the three months ended September 30, 2019. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, decreased 4.6% from $102.4 million during the three months ended September 30, 2018 to $97.7 million during the three months ended September 30, 2019 as a result of a decrease in owner operator revenue. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, decreased 29.8% from $63.2 million during the three months ended September 30, 2018 to $44.4 million during the three months ended September 30, 2019, as a result of lower rates and decreased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, decreased 2.1% for the three months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment’s purchased freight expense increased 1.4% to $85.2 million during the three months ended September 30, 2019 from $84.0 million during the three months ended September 30, 2018.  Purchased freight expense from owner-operators increased 4.2% from $35.0 million during the three months ended September 30, 2018 to $36.5 million during the three months ended September 30, 2019, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers decreased 28.4% from $41.6 million during the three months ended September 30, 2018 to $29.8 million during the three months ended September 30, 2019, as a result of a decreased in utilization of third-party capacity providers.  Purchased freight expense, as a percentage of Specialized Solutions revenue, was flat for the three months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 13.8% to $77.8 million for the three months ended September 30, 2019 from $90.3 million for the three months ended September 30, 2018. Excluding the effect of the Flatbed Solutions Acquisitions, the Company’s Flatbed Solutions segment’s purchased freight expense decreased 14.9% to $76.8 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Purchased freight expense from owner-operators, excluding the Flatbed Solutions Acquisitions, decreased 5.7% to $61.2 million for the three months ended September 30, 2019 from $64.9 million for the three months ended September 30, 2018, as a result of a decrease in owner operators revenue. Purchased freight expense from third-party capacity providers, excluding the Flatbed Solutions Acquisitions, decreased 33.4% from $21.6 million during the three months ended September 30, 2018 to $14.4 million during the three months ended September 30, 2019, primarily as a result of decreased utilization of third-party capacity providers.  Excluding the effect of the Flatbed Solutions Acquisitions, purchased freight expense, as a percentage of Flatbed Solutions revenue, decreased 2.5% for the three months ended September 30, 2019 as compared to the same period in 2018.

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

Depreciation and amortization expense increased 4.1% to $38.3 million during the three months ended September 30, 2019 from $36.8 million during the three months ended September 30, 2018, as a result of the Recent Acquisitions of $0.7 million. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $4.2 million and $5.5 million, respectively. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense increased 2.3% as a result of $5.7 million of depreciation expense recognized on assets available for lease and leased to owner-operators due to the impact of the adoption of ASC 842 for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, offset by an approximately 60 tractor decrease in the Company’s fleet.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased 13.8% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $2.7 million and $4.8 million, respectively. Depreciation and amortization expense decreased $3.8 million as a result of disposals in approximately 440 trailers, offset by $0.6 million of depreciation expense recognized on assets available for lease and leased to owner-operators due to the impact of the adoption of ASC 842 for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 54.3% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $1.5 million and $0.7 million, respectively. Excluding the Flatbed Solutions Acquisitions, depreciation and amortization expense increased $4.4 million as a result of the impact of adoption of ASC 842 which resulted in the recognition of $5.1 million of depreciation expense on assets available for lease and leased to owner-operators, offset by the impact of a reduction of approximately 99 tractors in the segment’s fleet for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased $0.1 million for the three months ended September 30, 2019. Excluding the effect of the Recent Acquisitions of $0.2 million, operating taxes and license expense, as a percentage of revenue, was 1.0% for the three months ended September 30, 2019 and 2018.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 5.5% to $13.4 million during the three months ended September 30, 2019 from $12.7 million during the three months ended September 30, 2018, partially as a result of the Recent Acquisitions of $0.3 million. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased 0.2% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Impairment.  Impairment charges of $306.8 million were recognized in the three months ended September 30, 2019  related to goodwill, intangible assets, property and equipment and right-of-use assets recognized under ASC 842. Impairment charges for the Specialized Solutions segment totaled $193.6 million and for the Flatbed Solutions segment totaled $113.2 million.

Restructuring Costs. Restructuring costs of $6.9 million were recognized in the three months ended September 30, 2019 in connection with Project Synchronize and Project Pivot (the Plans). Restructuring costs for the Specialized Solutions segment totaled $3.5 million, for the Flatbed Solutions segment totaled $0.9 million, and for the corporate office totaled $2.5 million.

Operating Income (Loss).  Operating loss was $316.6 million, or 70.3% of revenue, for the three months ended September 30, 2019 compared to operating income $13.9 million, or 3.0% of revenue, for the three months ended September 30, 2018, primarily as a result of impairment and restructuring charges. Net of these charges, operating loss was $2.9 million due to the decrease in revenue and increases in salaries and wages and maintenance expense offset by decreases in fuel and purchased freight.

The Company’s Specialized Solutions segment’s operating loss was $187.6 million, or 65.1% of revenue, for the three months ended September 30, 2019 compared to operating income $11.8 million, or 4.2% of revenue, for the three months ended September 30, 2018. The change in operating income (loss) as a percent of revenue is primarily a result of impairment and restructuring charges. Excluding these charges, operating income was $9.5 million, or 3.3% of revenue, a decrease of $2.3 million compared to the three months ended September 30, 2018 due to increases in salaries and wages, maintenance expense, purchased freight and insurance and claims.

The Company’s Flatbed Solutions segment’s operating loss was $107.9 million, or 63.5% of revenue, for the three months ended September 30, 2019 compared to operating income $12.2 million, or 6.7% of revenue, for the three months ended September 30, 2018, the decrease primarily as a result of impairment and restructuring charges. Net of these charges, operating income was $6.2 million, or 3.7% of revenue, a decrease of $6.0 million compared to the three months ended September 30, 2018 due to decreases in revenue and increases in salaries and wages, operations and maintenance, offset by a decrease in fuel and purchased freight.

Interest Expense. Interest expense consists of cash interest and amortization of debt issuance costs and fees and prepayment penalties. Interest expense increased 7.6% to $12.8 million during the three months ended September 30, 2019 from $11.9 million during the three months ended September 30, 2018. This increase was primarily attributable to higher interest rates on the Term Loan Facility and increases in equipment term loan and finance lease outstanding balances. The Company wrote off $2.0 million of deferred financing fees as a result of an unsuccessful debt refinancing during the three months ended September 30, 2019.

Income Tax. Provision for income taxes decreased from $0.7 million for the three months ended September 30, 2018 to a benefit for income taxes of $57.8 million for the three months ended September 30, 2019. The decrease is primarily the result of the tax impact of impairment charges of $52.2 million. The effective tax rate was 17.4% for the three months ended September 30, 2019, compared to 23.5% for the three months ended September 30, 2018. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses and in 2019 non-deductible goodwill impairment charges.

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2019 and 2018 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$618.2	46.3	$511.4	43.9	$106.8	20.9
Owner operator freight	351.1	26.3	330.7	28.4	20.4	6.2
Brokerage	222.8	16.7	188.4	16.2	34.4	18.3
Logistics	39.0	2.9	31.3	2.7	7.7	24.6
Fuel surcharge	102.9	7.7	104.3	8.9	(1.4)	(1.3)
Total revenue	1,334.0	100.0	1,166.1	100.0	167.9	14.4

OPERATING EXPENSES:
Salaries, wages and employee benefits	371.1	27.8	287.7	24.7	83.4	29.0
Fuel	105.3	7.9	103.7	8.9	1.6	1.5
Operations and maintenance	164.7	12.3	126.4	10.8	38.3	30.3
Communications	3.2	0.2	2.4	0.2	0.8	33.3
Purchased freight	458.5	34.4	429.9	36.9	28.6	6.7
Administrative expenses	54.7	4.1	41.3	3.5	13.4	32.4
Sales and marketing	3.8	0.3	2.3	0.2	1.5	65.2
Taxes and licenses	14.7	1.1	12.3	1.1	2.4	19.5
Insurance and claims	38.1	2.9	32.4	2.8	5.7	17.6
Acquisition-related transaction expenses	—	-	2.4	0.2	(2.4)	(100.0)
Depreciation and amortization	119.5	9.0	93.8	8.0	25.7	27.4
Gain on disposition of revenue property and equipment	(2.1)	(0.2)	(1.5)	(0.1)	(0.6)	40.0
Impairment	306.8	23.0	2.8	0.2	304.0	10,857.1
Restructuring charges	6.9	0.5	—	-	6.9	*
Total operating expenses	1,645.2	123.3	1,135.9	97.4	509.3	44.8
Operating ratio	123.3%		97.4%
Adjusted operating ratio(1)	97.0%		94.5%
INCOME (LOSS) FROM OPERATIONS	(311.2)	(23.3)	30.2	2.6	(341.4)	(1,130.5)

Other expense (income):
Interest income	(0.7)	(0.1)	(1.2)	(0.1)	0.5	(41.7)
Interest expense	38.2	2.9	33.2	2.8	5.0	15.1
Write-off of unamortized deferred financing fees	2.0	0.1	—	-	2.0	*
Other	(1.3)	(0.1)	(2.5)	(0.2)	1.2	(48.0)
Total other expense	38.2	2.9	29.5	2.5	8.7	29.5

Income (loss) before benefit for income taxes	(349.4)	(26.2)	0.7	0.1	(350.1)	(50,014.3)
Benefit for income taxes	(60.4)	(4.5)	(14.2)	(1.2)	(46.2)	325.4
Net income (loss)	$(289.0)	(21.7)	$14.9	1.3	$(303.9)	(2,039.6)

OPERATING STATISTICS:
Total miles (in millions)(2)(3)	365.1		343.7		21.4	6.2
Company-operated tractors, at period-end	3,736		3,799		(63)	(1.7)
Owner-operated tractors, at period-end	2,413		2,314		99	4.3
Number of trailers, at period-end	13,208		13,897		(689)	(5.0)

Company-operated tractors, average for the period	3,816		3,324		492	14.8
Owner-operated tractors, average for the period	2,339		2,142		197	9.2
Total tractors, average for the period	6,155		5,466		689	12.6

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

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the nine months ended September 30, 2019 and 2018 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$463.8	55.3	$370.0	53.8	$93.8	25.4
Owner operator freight	142.4	17.0	126.7	18.4	15.7	12.4
Brokerage	148.3	17.7	112.8	16.4	35.5	31.5
Logistics	37.1	4.4	29.1	4.2	8.0	27.5
Fuel surcharge	46.7	5.5	48.5	7.2	(1.8)	(3.7)
Total revenue	838.3	100.0	687.1	100.0	151.2	22.0

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	246.4	29.4	197.5	28.7	48.9	24.8
Fuel	67.5	8.1	66.7	9.7	0.8	1.2
Operations and maintenance	123.6	14.7	91.6	13.3	32.0	34.9
Purchased freight	237.8	28.4	192.1	28.0	45.7	23.8
Depreciation and amortization	76.4	9.1	67.9	9.9	8.5	12.5
Impairment	193.6	67.2	2.8	0.4	190.8	6,814.3
Restructuring	3.5	1.2	—	-	3.5	*
Other operating expenses	58.3	7.0	44.4	6.5	13.9	31.3
Total operating expenses	1,007.1	120.1	663.0	96.5	344.1	51.9
Operating ratio	120.1%		96.5%
Adjusted operating ratio(2)	93.6%		92.7%
INCOME (LOSS) FROM OPERATIONS	$(168.8)	(20.1)	$24.1	3.5	$(192.9)	(800.4)

OPERATING STATISTICS:
Total miles (in millions)(3)(4)	169.1		163.3		5.8	3.6
Company-operated tractors, at period-end	2,472		2,436		36	1.5
Owner-operated tractors, at period-end	699		678		21	3.1
Number of trailers, at period-end	8,280		8,724		(444)	(5.1)

Company-operated tractors, average for the period	2,492		2,173		319	14.7
Owner-operated tractors, average for the period	674		618		56	9.1
Total tractors, average for the period	3,166		2,791		375

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
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

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the nine months ended September 30, 2019 and 2018 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$165.3	32.2	$147.8	30.2	$17.5	11.8
Owner operator freight	213.1	41.6	205.9	42.1	7.2	3.5
Brokerage	74.7	14.6	76.0	15.6	(1.3)	(1.7)
Logistics	2.0	0.4	2.2	0.5	(0.2)	(9.1)
Fuel surcharge	57.6	11.2	56.8	11.6	0.8	1.4
Total revenue	512.7	100.0	488.7	100.0	24.0	4.9

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	104.4	20.4	86.9	17.8	17.5	20.1
Fuel	37.8	7.4	36.9	7.6	0.9	2.4
Operations and maintenance	40.5	7.9	34.4	7.0	6.1	17.7
Purchased freight	237.8	46.4	247.6	50.7	(9.8)	(4.0)
Depreciation and amortization	42.6	8.3	25.8	5.3	16.8	65.1
Impairment	113.2	22.1	—	-	113.2	*
Restructuring	0.9	0.2	—	-	0.9	*
Other operating expenses	34.0	6.6	28.6	5.9	5.4	18.9
Total operating expenses	611.2	119.2	460.2	94.2	151.0	32.8
Operating ratio	119.2%		94.2%
Adjusted operating ratio(2)	95.7%		93.1%
INCOME (LOSS) FROM OPERATIONS	$(98.5)	(19.2)	$28.5	5.8	$(127.0)	(445.6)

OPERATING STATISTICS:
Total miles (in millions)(3)(4)	196.0		180.4		15.6	8.6
Company-operated tractors, at period-end	1,264		1,363		(99)	(7.3)
Owner-operated tractors, at period-end	1,714		1,636		78	4.8
Number of trailers, at period-end	4,928		5,173		(245)	(4.7)

Company-operated tractors, average for the period	1,324		1,151		173	15.0
Owner-operated tractors, average for the period	1,665		1,524		141	9.3
Total tractors, average for the period	2,989		2,675		314	11.7

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
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

Revenue. Total revenue increased 14.4% to $1,334.0 million for the nine months ended September 30, 2019 from $1,166.1 million for the nine months ended September 30, 2018, primarily due to the Recent Acquisitions of $153.7 million. The increase in total revenue, excluding the effect of the Recent Acquisitions, was an increase of $14.2 million, or 1.2%, due primarily to increases in company freight, owner operator freight and brokerage revenue. Company freight revenue, excluding the effect of the Recent Acquisitions of $106.7 million, increased $0.1 million from $511.4 million for the nine months ended September 30, 2018 to $511.5 million for the nine months ended September 30, 2019. Owner operator freight revenue, excluding the effect of the Recent Acquisitions of $15.1 million, increased $5.2 million, or 1.6%, from $330.7 million for the nine months ended September 30, 2018 to $335.9 million for the nine months ended September 30, 2019. Brokerage revenue, excluding the effect of the Recent Acquisitions of $24.4 million, increased $10.0 million, or 5.3%, from $188.4 million for the nine months ended September 30, 2018 to $198.4 million for the nine months ended September 30, 2019, as a result of the growth in our brokerage operations. The increases in company freight and owner operator freight revenue, excluding the Recent Acquisitions, were primarily a result of a 3.9% increase in rate per mile and an increase in wind and oil energy projects, offset by a decrease of 3.1% in total miles. Logistics, excluding the effect of the Recent Acquisitions of $0.9 million, increased $6.8 million, or 21.9%, from $31.3 million for the nine months ended September 30, 2018 to $38.1 million for the nine months ended September 30, 2019 as a result of increases in logistics activities. Fuel surcharges, excluding the effect of the Recent Acquisitions of $6.5 million, decreased $7.9 million, or 7.5%, from $104.3 million for the nine months ended September 30, 2018 to $96.4 million for the nine months ended September 30, 2019.

The Company’s Specialized Solutions segment’s revenue was $838.3 million for the nine months ended September 30, 2019 as compared to $687.1 million for the nine months ended September 30, 2018, an increase of 22.0%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions of $103.9 million, was an increase of $47.3 million, or 6.9%, primarily due to increases in company freight, owner operator freight, and brokerage revenue. Company freight revenue, excluding the effect of the Specialized Solutions Acquisitions of $71.2 million, increased $22.6 million, or 6.1%, from $370.0 million for the nine months ended September 30, 2018 to $392.6 million for the nine months ended September 30, 2019. Owner operator freight revenue, excluding the effect of the Specialized Solutions Acquisitions of $10.7 million, increased $5.0 million, or 3.9%, from $126.7 million for the nine months ended September 30, 2018 to $131.7 million for the nine months ended September 30, 2019. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions of $20.2 million, increased $15.2 million, or 13.4%, from $112.8 million for the nine months ended September 30, 2018 to $128.0 million for the nine months ended September 30, 2019. The increases in company freight and owner operator freight revenue, excluding the effect of the Specialized Solutions Acquisitions, were a result of a 7.2% increase in rate per mile and an increase in wind and oil energy projects compared to the same period in 2018, offset by a 1.5% decrease of total miles. Logistics, excluding the effect of the Specialized Solutions Acquisition of $0.9 million, increased 24.2% compared to the same period in 2018 as a result of increases in logistics activities. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions of $0.8 million, decreased 5.2% compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s revenue was $512.7 million for the nine months ended September 30, 2019 as compared to $488.7 million for the nine months ended September 30, 2018, an increase of 4.9%, which was primarily the result of the Flatbed Solutions Acquisitions of $50.2 million. Revenue excluding the effect of the Flatbed Solutions Acquisitions decreased 5.3%, or $25.8 million, due to decreases in company freight revenue. Company freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $35.5 million, decreased $17.9 million, or 12.1%, from $147.8 million for the nine months ended September 30, 2018 to $129.8 million for the nine months ended September 30, 2019 due to a 16.8% decrease in company miles and offset by a 0.3% increase in rate per mile. Owner operator freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $4.4 million, increased $2.7 million, or 1.3%, from $205.9 million for the nine months ended September 30, 2018 to $208.7 million for the nine months ended September 30, 2019. The increases in owner-operator freight, excluding the effect of the Flatbed Solutions Acquisitions, was a result of a 4.0% increase in miles compared to the same period in 2018. Brokerage revenue, excluding the effect of the Flatbed Solutions Acquisitions of $4.1 million, decreased $5.4 million, or 7.1%, from $76.0 million for the nine months ended September 30, 2018 to $70.6 million for the nine months ended September 30, 2019. Fuel surcharges, excluding the effect of the Flatbed Solutions Acquisitions of $5.7 million, decreased $4.9 million, or 8.7%, from $56.8 million for the nine months ended September 30, 2018 to $51.8 million for the nine months ended September 30, 2019.

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

Salaries, wages and employee benefits expense increased 29.0% to $371.1 million for the nine months ended September 30, 2019 from $287.7 million for the nine months ended September 30, 2018, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions of $55.1 million, was 9.8%, or $28.2 million, and was primarily due to increased employee compensation due to an increase in headcount at the corporate office to support the scale and strategic growth of the Company, increases in healthcare costs and one-time severance costs related to Project Pivot. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 2.7% for the nine months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment had a $48.9 million, or 24.8%, increase in salaries, wages and employee benefits expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as a result of the Specialized Solutions Acquisitions of $34.8 million. The increase, excluding the effect of the Specialized Solutions Acquisitions, was 7.1%, or $14.1 million, and was primarily due to increased employee compensation, due to an increase in the number of Company drivers and higher driver pay rates implemented in the second half of 2018, and an increase in healthcare costs, as discussed above. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 0.5% for the nine months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment had a $17.5 million, or 20.1%, increase in salaries, wages and employee benefits expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions, which resulted in a $20.3 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefit expense decreased 3.3%, or $2.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.4% for the nine months ended September 30, 2019 as compared to the same period in 2018. This increase is a result of higher driver pay rates implemented in the second half of 2018.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

*Fuel expense excludes the effect of the Recent Acquisitions.

Total fuel expense increased $1.6 million, or 1.5%, to $105.3 million for the nine months ended September 30, 2019 from $103.7 million for the nine months ended September 30, 2018. This increase was primarily a result of the Recent Acquisitions of $16.0 million. Excluding the effect of the Recent Acquisitions, fuel expense decreased 13.8%, or $14.3 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.055 for the nine months ended September 30, 2019, compared to $3.148 for the same period in 2018, a 3% decrease. Company miles driven, excluding the Recent Acquisitions, decreased 7.3% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The Company’s Specialized Solutions segment’s fuel expense increased 1.2% to $67.5 million for the nine months ended September 30, 2019 from $66.7 million for the nine months ended September 30, 2018, primarily as the result of the Specialized Solutions Acquisitions of $8.2 million. Excluding the effect of the Specialized Solutions Acquisitions, fuel expense in the Specialized Solutions segment decreased 11.1% to $59.3 million as a result of a decrease in average diesel fuel prices and a decrease of 1.6% in company miles for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The Company’s Flatbed Solutions segment’s fuel expense increased 2.4% to $37.8 million for the nine months ended September 30, 2019 from $36.9 million for the nine months ended September 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions of $7.8 million. Excluding the effect of the Flatbed Solutions Acquisitions, fuel expense in the Flatbed Solutions segment decreased 18.7% or $6.9 million. Company miles, excluding the Flatbed Solutions Acquisitions, decreased 16.8% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

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

Operations and maintenance expense increased 30.3% to $164.7 million for the nine months ended September 30, 2019 from $126.4 million for the nine months ended September 30, 2018, primarily as a result of the Recent Acquisitions of $20.6 million. After adjusting for the effect of the Recent Acquisitions, operations and maintenance expense increased 14.0% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 1.7% for the nine months ended September 30, 2019 as compared to the same period in 2018 as a result of pilot car fees and normal equipment trade cycles and related expenses.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $32.0 million, or 34.9%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, as a result of the Specialized Solutions Acquisitions of $15.1 million. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense increased $16.9 million, or 18.4%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily as a result of increased pilot car and permit expenses and an increase in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 1.9% for the nine months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $6.1 million, or 17.7%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily as a result of the Flatbed Solutions Acquisitions of $5.4 million. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense increased $0.7 million, or 2.1%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily as a result of an increase in maintenance expense, due to normal replacement cycles of tractors and trailers. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.6% for the nine months ended September 30, 2019 as compared to the same period in 2018.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 6.7% from $429.9 million during the nine months ended September 30, 2018 to $458.5 million during the nine months ended September 30, 2019, primarily as a result of the Recent Acquisitions of $34.7 million. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense decreased 1.5% to $423.7 million for the nine months ended September 30, 2019. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, increased 0.2% from $272.7 million during the nine months ended September 30, 2018 to $273.2 million during the nine months ended September 30, 2019, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, decreased 5.9% from $140.6 million during the nine months ended September 30, 2018 to $132.2 million during the nine months ended September 30, 2019, primarily as a result of decreased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated revenue, decreased 1.0% for the nine months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment’s purchased freight expense increased 23.8% to $237.8 million during the nine months ended September 30, 2019 from $192.1 million during the nine months ended September 30, 2018, primarily as a result of the Specialized Solutions Acquisitions of $27.9 million. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 9.2% to $209.9 million for the nine months ended September 30, 2019. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions, increased 2.9% from $95.9 million during the nine months ended September 30, 2018 to $98.6 million during the nine months ended September 30, 2019, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 3.3% from $84.1 million during the nine months ended September 30, 2018 to $86.8 million during the nine months ended September 30, 2019, primarily as a result of higher rates and increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of Specialized Solutions revenue, increased 0.6% for the nine months ended September 30, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 4.0% to $237.8 million for the nine months ended September 30, 2019 from $247.6 million for the nine months ended September 30, 2018. Excluding the effect of the Flatbed Solutions Acquisition purchased freight expense of $6.8 million, the Company’s Flatbed Solutions segment’s purchased freight expense decreased 6.7% to $230.9 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Purchased freight expense from owner-operators, excluding the Flatbed Solutions Acquisitions, decreased 2.8% to $174.5 million for the nine months ended September 30, 2019 from $179.6 million for the nine months ended September 30, 2018. Purchased freight expense from third-party capacity providers, excluding the Flatbed Solutions Acquisitions, decreased 3.6% from $56.4 million during the nine months ended September 30, 2018 to $54.4 million during the nine months ended September 30, 2019, primarily as a result of decreased utilization of third-party capacity providers.  Excluding the effect of the Flatbed Solutions Acquisitions, purchased freight expense, as a percentage of Flatbed Solutions revenue, decreased 0.8% for the nine months ended September 30, 2019 as compared to the same period in 2018.

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

Depreciation and amortization expense increased 27.4% to $119.5 million during the nine months ended September 30, 2019 from $93.8 million during the nine months ended September 30, 2018, primarily as a result of the Recent Acquisitions of $19.5 million. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $12.4 million and $18.2 million, respectively. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense increased $6.3 million as a result of the impact of adoption of ASC 842 which resulted in the recognition of $16.4 million of depreciation expense on assets available for lease and leased to owner-operators, offset by the impact of a reduction of approximately 60 tractors for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 12.5% to $76.4 million for the nine months ended September 30, 2019 as compared to $67.9 million for the nine months ended September 30, 2018 primarily as a result of the Specialized Solutions Acquisitions. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $7.9 million and $16.6 million, respectively. After adjusting for the effect of the Specialized Solutions Acquisitions of $14.8 million, depreciation and amortization expense decreased $6.3 million as a result of a decrease in approximately 440 trailers, offset by $1.8 million of depreciation expense recognized on assets available for lease and leased to owner-operators due to the impact of the adoption of ASC 842 on assets available for lease and leased to owner-operators for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 65.1% to $42.6 million for the nine months ended September 30, 2019 as compared to $25.8 million for the nine months ended September 30, 2018. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $4.5 million and $1.6 million, respectively. Excluding the Flatbed Solutions Acquisitions of $4.7 million, depreciation and amortization expense increased $12.1 million as a result of the impact of  adoption of ASC 842 which resulted in the recognition of $14.6 million of depreciation expense on assets available for lease and leased to owner-operators, offset by the impact of a reduction of approximately 100 tractors in the segment’s fleet for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $12.3 million for the nine months ended September 30, 2018 to $14.7 million for the nine months ended September 30, 2019. Excluding the effect of the Recent Acquisitions of $2.5 million, operating taxes and license expense, as a percentage of revenue was relatively flat for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 17.6% to $38.1 million during the nine months ended September 30, 2019 from $32.4 million during the nine months ended September 30, 2018, partially as a result of the Recent Acquisitions of $3.1 million. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of revenue, increased 0.3% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019 due to increases in claims accruals and liability premiums.

Impairment. Impairment charges of $306.8 million were recognized in the nine months ended September 30, 2019 related to goodwill, intangible assets, property and equipment and right-of-use assets recognized under ASC 842. Impairment charges for the Specialized Solutions segment totaled $193.6 million and for the Flatbed Solutions segment totaled $113.2 million.

Restructuring Costs. Restructuring costs of $6.9 million were recognized in the three months ended September 30, 2019 in connection with Project Synchronize and Project Pivot (the Plans). Restructuring costs for the Specialized Solutions segment totaled $3.5 million, for the Flatbed Solutions segment totaled $0.9 million and for the corporate office totaled $2.5 million.

Operating Income (Loss).  Operating loss was $311.2 million, or 23.3% of revenue, for the nine months ended September 30, 2019 compared to operating income $30.2 million, or 2.6% of revenue, for the nine months ended September 30, 2018, the decrease primarily a result of impairment and restructuring charges. Excluding these charges operating income was $2.5 million or 0.2% of revenue, a decrease of $27.7 million compared to the nine months ended September 30, 2018, primarily due to increases in owner operator freight and brokerage revenue which produces lower margins than company freight and increases in salaries and wages, fuel expense, operations and maintenance expense and depreciation and amortization as discussed above.

The Company’s Specialized Solutions segment’s operating loss was $168.8 million, or 20.1% of revenue, for the nine months ended September 30, 2019 compared to operating income of $24.1 million, or 3.5% of revenue, for the nine months ended September 30, 2018, primarily due to impairment and restructuring charges. Net of these charges, operating income was $28.3 million, or 3.4% of revenue, an increase of $4.2 million compared to the nine months ended September 30, 2018. The increase is due to an increase in the segment’s company freight and owner operator freight due to an increase in rate per mile and an increase in wind and oil energy projects and brokerage and logistics revenue, offset by the resulting increase in salaries and wages, fuel expense, maintenance expense, services purchased from owner-operators and third-party capacity providers and depreciation and amortization.

The Company’s Flatbed Solutions segment’s operating loss was $98.5 million, or 19.2% of revenue, for the nine months ended September 30, 2019 compared to operating income of  $28.5 million, or 5.8% of revenue, for the nine months ended September 30, 2018, primarily as a result of impairment and restructuring charges.  Net of these charges, operating income was $15.6 million, or 3.0% of revenue, a decrease of $12.9 milion compared to the nine months ended September 30, 2018. The decrease is due to a decrease in company rate per mile, increase in owner operator freight revenue with lower margins than company freight and increases in operations and maintenance, insurance and claims, salaries and wages and fuel costs.

Interest Expense. Interest expense consists of cash interest and amortization of debt issuance costs and fees and prepayment penalties. Interest expense increased 15.1% to $38.2 million during the nine months ended September 30, 2019 from $33.2 million during the nine months ended September 30, 2018. This increase was primarily attributable to higher interest rates on the Term Loan Facility and increases in equipment term loan and finance lease outstanding balances. The Company wrote off $2.0 million of deferred financing fees as a result of an unsuccessful debt refinancing during the nine months ended September 30, 2019.

Income Tax. Benefit for income taxes increased from $14.2 million for the nine months ended September 30, 2018 to $60.4 million for the nine months ended September 30, 2019. The increase is primarily the result of the tax impact of impairment charges of $52.2 million. The effective tax rate was 17.3% for the nine months ended September 30, 2019, compared to (2,333.6%) for the nine months ended September 30, 2018. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses, and in 2019 non-deductible goodwill impairment.

Non-GAAP Financial Measures

Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss)

Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss) are not recognized measures under GAAP. The Company uses these non-GAAP measures as supplements to its GAAP results in evaluating certain aspects of its business, as described below.

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, and other fees and charges associated with financings, net of interest income, (iii) income taxes, (iv) acquisition-related transaction expenses (including due diligence costs, legal, accounting and other advisory fees and costs, retention and severance payments and financing fees and expenses), (v) business transformation costs, (vi) non-cash impairment, (vii) restructuring charges, and (viii) non-cash stock and equity-compensation expense.

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

A reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018

Net income (loss)	$(273.3)	$2.2	$(289.0)	$14.9
Depreciation and amortization	38.3	36.8	119.5	93.8
Interest income	(0.3)	(0.2)	(0.7)	(1.2)
Interest expense	12.8	11.9	38.2	33.2
Write-off of deferred financing fees	2.0	—	2.0	—
Income tax benefit	(57.8)	0.7	(60.4)	(14.2)
Acquisition-related transaction expenses	—	0.6	—	2.4
Business transformation costs	6.8	—	6.8	—
Impairment	306.8	—	306.8	2.8
Restructuring	6.9	—	6.9	—
Stock based compensation	1.0	0.9	2.9	2.7
Adjusted EBITDA	$43.2	$52.9	$133.0	$134.4

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

A reconciliation of Free Cash Flow to cash flows from operating activities for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Net cash provided by operating activities	$34.5	$17.8	$89.4	$46.8
Purchases of property and equipment	(5.3)	(27.7)	(17.4)	(58.8)
Proceeds from sale of property and equipment	7.3	3.8	23.8	15.5
Free Cash Flow	$36.5	$(6.1)	$95.8	$3.5

Adjusted Operating Ratio

The Company uses Adjusted Operating Ratio as a supplement to its GAAP results in evaluating certain aspects of its business, as described below. The Company defines Adjusted Operating Ratio as (a) total operating expenses (i) less, acquisition-related transaction expenses, non-cash impairment charges,  unusual or non-regularly recurring expenses or recoveries, (ii) less, business transformation costs, and (iii) further adjusted for the net impact of the step-up in basis (such as increased depreciation and amortization expense) and amortization of identifiable intangible assets resulting from acquisitions, as a percentage of (b) total revenue.

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

A reconciliation of Adjusted Operating Ratio to operating ratio for each of the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018

Revenue	$450.4	$461.6	$1,334.0	$1,166.1
Salaries, wages and employee benefits	127.7	114.8	371.1	287.7
Fuel	34.1	38.9	105.3	103.7
Operations and maintenance	56.8	51.5	164.7	126.4
Purchased freight	155.5	170.6	458.5	429.9
Depreciation and amortization	38.3	36.8	119.5	93.8
Impairment	306.8	—	306.8	2.8
Restructuring	6.9	—	6.9	—
Other operating expenses	40.9	35.1	112.4	91.6
Operating expenses	767.0	447.7	1,645.2	1,135.9
Operating ratio	170.3%	97.0%	123.3%	97.4%
Acquisition-related transaction expenses	—	0.6	—	2.4
Business transformation costs	6.8	—	6.8	—
Impairment	306.8	—	306.8	2.8
Restructuring	6.9	—	6.9	—
Amortization of intangible assets	4.2	4.1	12.4	12.2
Net impact of step-up in basis of acquired assets	5.5	7.0	18.2	16.4
Adjusted operating expenses	$436.8	$436.0	$1,294.1	$1,102.1
Adjusted operating ratio	97.0%	94.5%	97.0%	94.5%

A reconciliation of the Company’s Specialized Solutions segment’s Adjusted Operating Ratio to operating ratio for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018

Revenue(1)	$288.0	$283.9	$838.3	$687.1
Salaries, wages and employee benefits	82.6	79.4	246.4	197.5
Fuel	21.7	25.2	67.5	66.7
Operations and maintenance	43.3	38.7	123.6	91.6
Purchased freight	85.2	84.0	237.8	192.1
Depreciation and amortization	23.8	27.6	76.4	67.9
Impairment	193.6	—	193.6	2.8
Restructuring	3.5	—	3.5	—
Other operating expenses	21.9	17.2	58.3	44.4
Operating expenses	475.6	272.1	1,007.1	663.0
Operating ratio	165.1%	95.8%	120.1%	96.5%
Business transformation costs	0.7	—	0.7	—
Impairment	193.6	—	193.6	2.8
Restructuring	3.5	—	3.5	—
Amortization of intangible assets	2.7	2.6	7.9	7.8
Net impact of step-up in basis of acquired assets	4.8	6.9	16.6	15.5
Adjusted operating expenses	$270.3	$262.6	$784.8	$636.9
Adjusted operating ratio	93.9%	92.5%	93.6%	92.7%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Flatbed Solutions segment’s Adjusted Operating Ratio to operating ratio for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018

Revenue(1)	$169.8	$181.5	$512.7	$488.7
Salaries, wages and employee benefits	35.0	33.0	104.4	86.9
Fuel	12.5	13.7	37.8	36.9
Operations and maintenance	13.2	12.6	40.5	34.4
Purchased freight	77.8	90.3	237.8	247.6
Depreciation and amortization	14.2	9.2	42.6	25.8
Impairment	113.2	—	113.2	—
Restructuring	0.9	—	0.9	—
Other operating expenses	10.9	10.5	34.0	28.6
Operating expenses	277.7	169.3	611.2	460.2
Operating ratio	163.5%	93.3%	119.2%	94.2%
Business transformation costs	0.1	—	0.1	—
Impairment	113.2	—	113.2	—
Restructuring	0.9	—	0.9	—
Amortization of intangible assets	1.5	1.5	4.5	4.4
Net impact of step-up in basis of acquired assets	0.7	—	1.6	0.9
Adjusted operating expenses	$161.3	$167.8	$490.9	$454.9
Adjusted operating ratio	95.0%	92.5%	95.7%	93.1%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Adjusted Net Income (Loss)

The Company defines Adjusted Net Income (Loss) as net income (loss) adjusted for acquisition related transaction expenses, business transformation costs, non-cash impairments, amortization of intangible assets, the net impact of step-up in basis of acquired assets and unusual or non-regularly recurring expenses or recoveries.

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

A reconciliation of Adjusted Net Income to net income (loss) for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018

Net income (loss)	$(273.3)	$2.2	$(289.0)	$14.9
Acquisition-related transaction expenses	—	0.6	—	2.4
Business transformation costs	6.8	—	6.8	—
Impairment	306.8	—	306.8	2.8
Restructuring	6.9	—	6.9	—
Amortization of intangible assets	4.2	4.1	12.4	12.2
Net impact of step-up in basis of acquired assets	5.5	7.0	18.2	16.4
Tax impact of impairments in 2019 and TCJA(1) tax rate change in 2018	(52.2)	—	(52.2)	(12.6)
Adjusted net income	$4.7	$13.9	$9.9	$36.1

(1)	Tax Cuts and Jobs Act.

Liquidity and Capital Resources

The Company had the following sources of liquidity available at September 30, 2019 and December 31, 2018.

(Dollars in millions)	September 30, 2019	December 31, 2018

Cash	$79.6	$46.0
Working capital surplus	77.8	131.7
Availability under line of credit	84.6	87.8
Total	$242.0	$265.5

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. In February 2018, the Company completed an underwritten public offering of 8,625,000 shares of the Company’s common stock for its own account. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the Company received approximately $84.4 million of net proceeds from the offering, which the Company has been using for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing, and support the Company’s acquisition strategy. See Note 11 of Notes to the Consolidated Financial Statements for more information.

Cash increased by $33.6 million during the nine months ended September 30, 2019 as compared to December 31, 2018. This increase primarily resulted from net cash provided by operating activities. See below for more information.

As of September 30, 2019 and December 31, 2018, the Company had a working capital surplus of $77.8 million and $131.7 million, respectively. The decrease in working capital surplus is due to the adoption of ASC 842 – Leases which increased other current liabilities by $28.4 million and increased accrued liabilities by $25.6 million.

As of September 30, 2019, the Company had no borrowings on its $100.0 million asset-based revolving line of credit (ABL Facility) and $13.9 million in outstanding letters of credit (discussed below), leaving $84.6 million available under the ABL Facility.

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

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business.  Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and or growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash capital receipts of approximately $6.4 million and financed $65.6 million of non-cash capital expenditures for the nine months ended September 30, 2019. The Company had the following capital assets activity in 2019 and 2018:

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018

Net cash capital expenditures (receipts)	$(6.4)	$43.3
Total financed capital expenditures	65.6	36.1
Accrued capital expenditures	—	5.9
Transfers of property and equipment to sales-type lease assets	—	(8.4)
Transfers of sales-type lease assets to property and equipment	—	0.5
Property and equipment sold for notes receivable	(0.4)	(0.4)
Total net capital assets additions	$58.8	$77.0

The decrease in total net capital assets additions is due to timing of the Company’s replacement cycle for revenue equipment.

Additionally, the Company entered into operating leases for revenue equipment with terms of 2 to 5 years and real property with terms of 1.5 to 10 years having asset values at lease inception of $23.2 million and $10.3 million, respectively, for the nine months ended September 30, 2019.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of September 30, 2019, the Company had (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 9 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility.

The Company had $194.2 million of term loans and $26.0 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months.  Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Material Debt

Overview

As of September 30, 2019, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and finance lease agreements; and
•	bank mortgage secured by real estate.

The amounts outstanding under such agreements were as follows as of September 30, 2019 (in millions):

Term Loan Facility	$489.7
Mortgages	3.3
Equipment term loans	194.2
Finance lease obligations	26.0
Total long-term debt and capital leases	713.2
Less: current portion	(61.6)
Long-term debt and finance leases obligations, less current portion	$651.6

See Note 2 and Note 9 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt and finance lease obligations, respectively.

Off-Balance Sheet Arrangements

Information about the Company’s standby letters of credit and 17,520,329 shares of common stock issuable upon exercise of outstanding warrants is included in Note 14 and Note 11, respectively, of Notes to Consolidated Financial Statements included herein. See also Liquidity and Capital Resources above.

Cash Flows

The Company’s summary statements of cash flows information for the nine months ended September 30, 2019 and 2018 is set forth in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018

Net cash provided by operating activities	$89.4	$46.8
Net cash provided by (used in) investing activities	$6.4	$(175.1)
Net cash provided by (used in) financing activities	$(61.9)	$55.7

Operating Activities. Cash provided by the Company’s operating activities consists of net income or loss adjusted for certain non-cash items, including depreciation and amortization, deferred interest, gain/loss on disposal of property and equipment, deferred income taxes, deferred gain, non-cash operating lease expense, stock-based compensation, bad debt expense and the effect of changes in working capital and other activities.

Cash provided by operating activities was $89.4 million during the nine months ended September 30, 2019 and consisted of $289.0 million of net loss plus $400.4 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense, write-off of deferred financing fees, impairment, restructuring costs and stock-based compensation, less $22.0 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the nine months ended September 30, 2019 reflect increases of $23.5 million in accounts receivable, $2.4 million in drivers’ advances and other receivables and $2.3 million in prepaid and other current assets, offset by a $1.8 million increase in accounts payable and $4.4 million increase in accrued expenses and other liabilities. Cash provided by operating activities was $46.8 million during the nine months ended September 30, 2018 and consisted of $14.9 million of net income plus $81.7 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes and stock-based compensation, less $49.8 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the nine months ended September 30, 2018 primarily reflects a $57.5 million increase in accounts receivable, a $9.5 million increase in prepaid and other current assets, offset by a $5.6 million increase in accounts payable and accrued expenses and $10.5 million in payments received on sales-type leases.

The $42.6 million increase in cash provided by operating activities during the nine months ended September 30, 2019, as compared with the nine months ended September 30, 2018, was primarily the result of a $303.9 million increase in net loss, reduced by a $25.5 million increase in depreciation, $6.9 million in restructuring, $2.0 million in write-off of deferred financing fees, a $304.0 million increase in impairment and a $19.7 million increase in non-cash operating lease expense, increased by a $44.3 million decrease in deferred tax benefit. Net cash provided by working capital increased $27.8 million and other increases were $2.0 million for deferred gain recognized on sales-type leases and $0.8 million for the gain on disposition of building during the nine months ended September 30, 2018 which did not occur during the nine months ended September 30, 2019.

Investing Activities. Cash flows from investing activities increased from $175.1 million used in investing activities due to $131.8 million cash paid for Recent Acquisitions and net cash equipment purchases of $43.3 million for the nine months ended September 30, 2018 to $6.4 million provided by investing activities for the nine months ended September 30, 2019 due to a decrease of $41.4 million in cash equipment purchases and an increase of $8.3 million in cash receipts from sales of revenue equipment for the nine months ended September 30, 2019.

Total net cash capital expenditures (receipts) for the nine months ended September 30, 2019 and 2018 are shown below:

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018

Revenue equipment (tractors, trailers and trailer accessories)	$13.0	$46.8
Buildings and building improvements	1.5	8.4
Other	2.9	3.6
Total cash capital expenditures	17.4	58.8
Less: Proceeds from sales of property and equipment	23.8	15.5
Net cash capital expenditures (receipts)	$(6.4)	$43.3

Financing Activities. Cash flows from financing activities decreased from $55.7 million provided by financing activities for the nine months ended September 30, 2018 to $61.9 million used in financing activities for the nine months ended September 30, 2019. This decrease was primarily a result of proceeds of $84.2 million from issuance of common stock in the nine months ended September 30, 2018 and net debt repayments of $23.8 million. Cash flows from financing activities for the nine months ended September 30, 2019 included repayments of $57.8 million of long-term debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed, without limitation, to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and  financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and financial officer concluded, due to material weaknesses in our internal control over financial reporting as described below, that our disclosure controls and procedures were not effective as of September 30, 2019.

During the quarter ended September 30, 2019 we determined  management’s review of the completeness and accuracy of the impairment analysis prepared in coordination with our third-party valuation specialist did not operate at a sufficient level of precision to prevent or detect a material misstatement. Management considers this control deficiency to be a material weakness.

We are committed to remediating the control deficiency that gave rise to the material weakness described above.  Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiency that resulted in the material weakness.

With oversight from the Audit Committee, we will take significant steps to remediate our internal control deficiency in determining and recording asset impairments by enhancing our controls to ensure a proper level of review related to the completeness and accuracy of the specialist’s deliverables.

Some of the key remediation actions will include:

•  Reviewing our impairment processes and controls to enhance the overall design of procedures performed on deliverables from the specialist

•  Enhancing our management review controls to improve the precision of review around the key assumptions and inputs into the specialist’s models and resulting valuations and allocations

To complete the remediation, we plan, with oversight from the Audit Committee, to continue to:

•  Evaluate the sufficiency of our accounting resources and personnel to determine whether additional resources are needed

•  Evaluate whether further enhancements are needed to the design of our impairment procedures and controls

•  Demonstrate consistent operating effectiveness of our management review controls over our asset impairment process over a sufficient time period

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in fiscal year 2020 due to the timing of the Company’s annual goodwill impairments testing date as of October 1 of each year.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2019, we initiated a plan to integrate three operating segments with three other operating segments (the Plan), which will reduce the number of our operating segments from 16 to 13. We have undertaken the Plan in an effort to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. Additionally, the Company announced the planned implementation of Business Improvement Plans (BIP), which are expected to increase profitability by right-sizing trailer-to-tractor ratios, yielding management capacity allocations, and improving maintenance execution. In conjunction with its accelerated operational/cost improvement plan, the Company has also executed a new management restructuring and substantial corporate cost reduction plan. The Plan, BIP and corporate restructuring could result in significant disruptions to our operations, including adversely affecting the successful implementation and completion of our strategic objectives and the results of our operations. If we do not fully realize or maintain the anticipated benefits of the Plan, BIP and corporate restructuring, our business, financial condition and results of operations could be adversely affected.

Item 5. Other Information

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments (the Plan), which will reduce the number of operating segments from 16 to 13.  As a result of the Plan, Builders Transportation will merge into Hornady Transportation, Moore Freight Service into E.W. Wylie, and the Schilli Companies into Lone Star Transportation. The Plan is being implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. Additionally, the Company announced the planned implementation of Business Improvement Plans, which are expected to increase profitability by right-sizing trailer-to-tractor ratios, yielding management capacity allocations, and improving maintenance execution. On September 4, 2019, the Company announced a comprehensive restructuring plan (Project Pivot) intended to reduce its cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. As part of Project Pivot, the Company executed a new management restructuring and substantial corporate cost reduction plan.  The Company recorded $6.8 million of business transformation costs and $6.9 million restructuring expenses in connection with these three strategic actions in the three months ended September 30, 2019 and expects to incur the majority of the estimated remaining $3.0 million of business transformation costs and $1.5 million of restructuring expenses through the end of fiscal 2019. Any changes to these three actions will be reflected the Company’s our future results of operations.

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

10.1*+	First Amendment to Daseke, Inc. 2017 Omnibus Incentive Plan (as amended and restated on May 26, 2017, effective as of February 27, 2017), effective as of September 6, 2019.

10.2+

Separation Agreement, dated as of August 26, 2019, by and between Don R. Daseke and Daseke, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 29, 2019).

10.3+

Separation Agreement, dated as of September 4, 2019, by and between Scott Wheeler and Daseke, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 4, 2019).

10.4+

Transition and Separation Agreement, dated as of September 3, 2019, by and between Bharat Mahajan and Daseke, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on September 4, 2019).

10.5*+	First Amendment to Employment Agreement, effective as of September 6, 2019, by and between Christopher Easter and Daseke, Inc.

10.6*+	Non-Qualified Stock Option Award Agreement, dated September 6, 2019, by and between Christopher Easter and Daseke, Inc.

10.7*+	Employment Agreement, dated as of September 19, 2019, by and between Brian Bonner and Daseke Inc.

10.8*+	Restricted Stock Unit Award Agreement, dated as of September 19, 2019, by and between Brian Bonner and Daseke Inc.

31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________________

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019	DASEKE, INC.

	By:	/s/ Christopher Easter
	Name:	Christopher Easter
	Title:	Interim Chief Executive Officer and Chief Operating Officer
(On behalf of the Registrant and as the Registrant’s Principal Executive
Officer)