Form 10-K
period 2019-12-31
Daseke, Inc.
filed 2020-03-10
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

 Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-37509 (Commission File Number)	47-3913221 (IRS Employer Identification No.)
15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Capital Market as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $163.4 million.

64,598,025 shares of common stock were outstanding as of March 6, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

DASEKE, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

Daseke is a leading provider and consolidator of transportation and logistics solutions focused exclusively on flatbed and specialized (open-deck) freight in North America. The Company is the largest flatbed and specialized logistics carrier,1 and is among the top 10 truckload carriers,1 in North America. From 2009 to 2019, the Company has grown revenue from $30 million to $1.7 billion at a compound annual growth rate (CAGR) of 50%. The Company’s predecessor was incorporated in Delaware in 2008.

The Company believes it provides one of the most comprehensive transportation and logistics solutions offerings in the open-deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 6,300 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment. The Flatbed Solutions segment generated approximately 38% of total revenue in 2019, and the Specialized Solutions segment generated approximately 62% of total revenue in 2019. As of December 31, 2019, the Flatbed Solutions segment operated 2,882 tractors and 4,740 trailers, and the Specialized Solutions segment operated 3,008 tractors and 8,068 trailers. In 2019, Daseke’s company and owner-operator drivers drove 478.5 million miles.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. In 2019, approximately 50% of the Company’s freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 50% was derived from asset-light services.

1. Commercial Carrier Journal Top 250, 2019 Rank (Flatbed/Specialized/Heavy Haul).

Recent Developments

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments, Project Synchronize (the Plan), which reduced the number of operating segments from 16 to 13.  As a result of the Plan, Builders Transportation merged into Hornady Transportation, Moore Freight Service into E.W. Wylie, and the Schilli Companies into Lone Star Transportation. The Plan was implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. Additionally, the Company announced the planned implementation of Business Improvement Plans, which are expected to increase profitability by yield management capacity allocation, right-sizing trailer-to-tractor ratios, and improving maintenance execution.

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

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of the Plan), which will reduce the number of operating segments from 13 to 10 to further streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies.

Industry and Competition

The transportation and logistics market is one of the largest industries in the United States.  The flatbed and specialized (open-deck) freight market currently represents approximately 10% of transportation and logistics market.  Open-deck freight is defined as loads secured atop trailer decks without sides or a roof and is generally both complex and time-sensitive, which separates it from traditional dry-van freight. The open-deck industry is focused on different customers with different freight requirements than traditional dry-van and requires highly trained drivers and specialized equipment with the ability to handle uniquely shaped and overweight cargo. Specialized loads often require specific expertise to address the additional administrative paperwork, proper licenses and hauling permits, extensive coordination with local officials and escort vehicles.

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

Customers

The Company’s customers, many of whom are Fortune 500 companies, rely on it to transport mission-critical loads, making it an integral part of their supply chains. As of December 31, 2019, the Company has approximately 6,300 customers. The Company’s ability to dependably transport high-value, complex and time-sensitive loads as well as provide the value-added logistics services required to plan, transport and deliver loads has resulted in longstanding and established customer relationships. In 2019 and 2018, customer relationships with our top ten customers, based on revenue, span more than 20 years on average at the Company’s operating divisions.

The Company’s customers represent a broad and attractive range of end markets. Examples of the freight the Company regularly transports include aircraft parts, manufacturing equipment, structural steel, pressure vessels, wind turbine blades, heavy machinery (construction, mining and agriculture), commercial glass, high security cargo, arms, ammunition and explosives (AA&E), lumber and building and construction materials. Because the Company’s customers are generally in the industrial and manufacturing sector, as is typical for open-deck services providers, the Company is not subject to the same consumer-driven demand as dry-van trucking companies, whose freight typically includes consumer goods and whose volume can peak during the holiday season.

In 2019, the Company’s Flatbed Solutions segment provided transportation and logistics solutions to approximately 3,900 customers, and the Company’s Specialized Solutions segment provided unique, value-added transportation and logistics solutions to approximately 3,200 customers. See Note 17 of the Company’s audited consolidated financial statements included elsewhere in this Form 10-K for information on its two reportable segments.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on its business. In 2019 and 2018, the Company’s top ten customers accounted for approximately 28% and 29%, respectively, of its revenue; however, in 2019 and 2018, no single customer represented more than 6% and 5%, respectively, of the Company’s revenue. In 2019 and 2018, no customer of the Flatbed Solutions segment or the Specialized Solutions segment accounted for 10% or more of the Company’s consolidated total revenue.

Revenue Equipment

As of December 31, 2019, the Company operated 3,556 company-owned tractors and also had under contract 2,334 tractors owned and operated by independent contractors. The Company also operated 12,808 trailers as of December 31, 2019. Growth of its tractor and trailer fleet is determined by market conditions and its experience and expectations regarding equipment utilization and driver recruitment and retention. In acquiring revenue equipment (tractors, trailers and trailer accessories), the Company considers a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort and resale value. The Company maintains strong relationships with its equipment vendors and the financial flexibility to react as market conditions dictate.

Employees and Independent Contractors

As of December 31, 2019, there were approximately 5,921 full-time employees in the Company’s total employee headcount of 5,946, which includes approximately 3,461 drivers. The Company is not a party to any collective bargaining agreements.

The Company also contracts with owner-operator drivers to provide and operate tractors, which provide additional revenue equipment capacity. Independent contractors own or lease their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and highway use taxes. As of December 31, 2019, the Company had 2,334 independent contractors, who accounted for approximately 42% of total miles in 2019.

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

The EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, a presidential executive memorandum was signed directing the National Highway Traffic Safety Administration (NHTSA) and the EPA to develop new, stricter fuel efficiency standards for, among other vehicles, heavy-duty trucks. In 2011, the NHTSA and the EPA adopted final Phase 1 rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles. These standards apply to certain combination tractors’ model years 2014 to 2018 and require them to achieve an approximate 20 percent reduction in fuel consumption by model year 2018, which equates to approximately four gallons of fuel for every 100 miles traveled. Additionally, in October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending through model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. The Company expects that these Phase 2 standards, if unchanged to make less stringent, will result in its incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings. Additionally, in November 2018, the EPA announced the Cleaner Trucks Initiative (CTI), pursuant to which it plans to issue a rule updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. On January 6, 2020, the EPA issued an Advanced Notice of when the EPA may finalize the proposed rule and Proposed Rulemaking to implement the CTI program.  The Company cannot predict, however, when the EPA may finalize the proposed rule and the extent to which its operations and productivity will be adversely impacted, by these or any other new fuel or emission restrictions.

Notwithstanding the federal standards, a number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. For instance, the California Air Resources Board also has adopted emission control regulations that are applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these regulations must be either EPA Smart Way certified or equipped with low-rolling resistance tires and retrofitted with Smart Way-approved aerodynamic technologies. The Company currently purchases Smart Way certified equipment in its new tractor and trailer acquisitions. In order to reduce exhaust emissions, some states and municipalities have also begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity.

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

Item 1A. Risk Factors

Risk Factors

The following risk factors apply to the business and operations of the Company. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of the Company. The Company may face additional risks and uncertainties that are not presently known to it, or that the Company currently deems immaterial, which may also impair its business. If any of these risks actually occurs, the Company’s business or results of operations could be materially harmed, the Company’s ability to implement its business plans could be impaired and the trading price of the Company’s common stock could decline.

The Company’s industry is affected by general economic and business risks that are largely beyond its control.

The Company’s industry is highly cyclical, and its business is dependent on a number of factors, many of which are beyond its control. Some of the most significant of these factors are economic changes that affect supply and demand in transportation markets in general, such as:

•	downturns in customers’ business cycles and recessionary economic cycles;

•	changes in customers’ inventory levels and in the availability of funding for their working capital;

•	commercial driver shortages and increases in driver compensation;

•	industry compliance with a constantly changing regulatory environment; and

•	excess tractor capacity in comparison with shipping demand.

The risks associated with these factors are heightened when the U.S. and/or global economy is weakened. Some of the principal risks during such times are as follows:

•

the Company may experience low overall freight levels, which may impair its asset utilization, because its customers’ demand for its services generally correlate with the strength of the United States and, to a lesser extent, global economy;

•	certain of the Company’s customers may face credit issues and cash flow problems that affect their ability to pay for the Company’s services;

•

certain of the Company’s suppliers’ business levels may be negatively affected, leading to disruptions in the supply and availability, or increased cost, of equipment, parts and services that are critical to the Company’s operations;

•	freight patterns may change as supply chains are redesigned, resulting in an imbalance between the Company’s capacity and its customers’ demands; and

•	customers may bid out freight or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, causing the Company to lower its rates or lose freight.

The Company also is subject to cost increases outside of its control that could materially reduce its profitability if it is unable to increase its rates sufficiently. Such cost increases include increases in fuel prices, driver wages, owner-operator contracted rates, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for its employees.

In addition, events outside the Company’s control, including global and national heath epidemics or concerns (such as the recent coronavirus outbreaks), strikes or other work stoppages at its facilities or at customer, port, border or other shipping locations (including as a result of such epidemics or concerns or otherwise), or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements, could lead to reduced economic demand and activity, reduced availability of credit or temporary closing of the shipping locations or United States borders. Such events may reduce the demand for the Company’s services and could impair the Company’s operating efficiency and productivity, which would adversely affect the Company’s business and results of operations.

The Company’s industry is highly competitive and fragmented, and its business, results of operations and prospects may suffer if it is unable to adequately address downward pricing and other competitive pressures.

The Company competes with many open-deck carriers of varying sizes, including some that may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness or other competitive advantages and including smaller, regional service providers that cover specific shipping lanes with specific customers or that offer niche services. The Company also competes, to a lesser extent, with some less-than-truckload carriers, railroads, and third-party logistics, brokerage, freight forwarding and other transportation companies. Numerous competitive factors, including the following, could impair the Company’s ability to maintain or improve its profitability:

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

Driver shortages and increases in driver compensation or owner-operator contracted rates could adversely affect the Company’s business, results of operations and ability to maintain or grow its business.

Driver shortages in the industry have required, and could continue to require, the Company to spend more money to attract and retain company and owner-operator drivers. Also, the Company may face difficulty maintaining or increasing its number of company and owner-operator drivers because of the intense competition for drivers. Compliance and enforcement with initiatives included in the CSA program implemented by the FMCSA and regulations adopted by the DOT relating to driver time and safety and fitness could further reduce the availability of qualified drivers. In addition, like most in its industry, the Company suffers from a high turnover rate of drivers, especially, with respect to company drivers, in the first 180 days of employment. Further, with respect to owner-operator drivers, shortages can result from contractual terms or company policies that make contracting with the Company less desirable to certain owner-operator drivers. Due to the absence of long-term personal services contracts, owner-operators can quickly terminate their business relationships with the Company. If the Company is unable to continue to attract and retain a sufficient number of company and owner-operator drivers, it could be required to operate with fewer trucks and face difficulty meeting shipper demands or be forced to forego business that would otherwise be available to it, which developments could adversely affect its profitability and ability to maintain or grow its business.

The Company may not realize all the expected benefits of its integration, business improvement and comprehensive restructuring plans, and such plans may adversely affect its business, results of operations and prospects.

In the second half of 2019, the Company initiated and began executing on several organizational improvement plans, which are further described in “Business — Recent Developments.” The successful implementation and completion of these plans cannot be assured. Such efforts have resulted in, and will continue to result in, significant costs, including severance and other related payments and lease termination fees. As of December 31, 2019, the Company has incurred $8.4 million in costs related to these plans. These plans could also result in significant disruptions to the Company’s operations, result in the Company selling property or entire companies at a loss, reduce Adjusted EBITDA and revenues, result in the loss of customer and market share in certain geographic territories, increase the Company’s indebtedness, increase short-term administrative expenses and result in potential litigation. For example, because the Company’s customers interface directly with management and employees employed by subsidiaries that comprise the Company’s various operating segments, any consolidation or restructuring of such subsidiaries may be not be viewed positively by customers who may choose to reassess whether to use the Company’s services. If the Company does not fully realize or maintain the anticipated benefits of these plan, its business, results of operations and prospects could be adversely affected.

The loss of key personnel could adversely affect operations.

The Company’s success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of its key personnel who generally have significant experience with the Company and within the transportation industry. Each member of the senior management team and other key personnel are at-will employees and may voluntarily terminate his or her employment with the Company at any time with minimal notice. The loss of certain key personnel could damage critical customer relationships, result in the loss of vital institutional knowledge, experience and expertise, and impact the Company’s ability to successfully operate its business and execute its business strategy. The Company does not maintain “key man” life insurance on any of its officers or other employees.

The Company and its subsidiary operating companies have undergone significant changes in their management teams in the past year, which may have a negative impact on the Company’s ability to retain or recruit key personnel, employees and drivers. In the second half of 2019, the Company’s Chief Executive Officer, President and Chief Financial Officer resigned or were terminated, and in February 2020, the Company appointed a new Chief Executive Officer. The Company also experienced significant changes and turnover to its board of directors in 2019. Leadership transitions, which the Company may continue to experience, may also cause disruption to the Company’s business, result in operational and administrative inefficiencies and added costs, and adversely affect the Company’s corporate governance, internal controls, enterprise risk management, business models and strategic priorities. The inability to adequately fill vacancies in key personnel positions on a timely basis could also negatively affect the Company’s business, operations and ability to implement its business strategy. Other than at its various operating companies, the Company currently does not have a Chief Financial Officer, Chief Information Officer or Chief Human Resources Officer and may not be able to attract and retain qualified candidates for these or other key positions.

The Company may be unable to realize all of the intended benefits from recent or future acquisitions.

As part of its business strategy, the Company has in the past and may in the future acquire strategic and complementary businesses. Recent or future acquisitions may negatively impact the Company’s business, financial condition, results of operations, cash flows and prospects because:

•	the Company may assume liabilities, including environmental liabilities, or be subject to risks beyond its estimates or what was disclosed to it;

•	the acquisition could divert management’s attention and other resources from the Company’s existing business;

•	to facilitate such acquisitions, the Company may incur or assume additional indebtedness or issue additional shares of stock;

•	the acquired company may require increases in working capital and capital expenditure investments to fund its growth; and

•

the acquired company may not achieve the anticipated revenue, earnings or cash flows, including as a result of the loss of any major customers or key employees, and the Company may be unable to fully realize all of the anticipated benefits and synergies from the acquisition.

The Company may not be able to complete divestitures successfully.

As part of the Company’s business strategy, it evaluates the potential disposition of assets and businesses that may no longer help it meet its objectives. When the Company decides to sell assets or a business, it may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or at all. The Company may also dispose of assets or a business at a price or on terms that are less desirable than it had anticipated. In addition, it may experience greater dis-synergies than expected, and the impact of the divestiture on its business, results of operations and prospects may be larger than projected. Dispositions may also involve continued financial involvement in the divested business, such as through guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of the Company’s control could affect its future financial results. Moreover, seeking divestiture opportunities and evaluating and completing them require significant investment of time and resources, may disrupt the Company’s business, distract management from other responsibilities and may result in losses on disposal.

Seasonality and the impact of weather and other catastrophic events adversely affect the Company’s operations and profitability.

The Company’s operations are affected by the winter season because inclement weather impedes operations and some shippers reduce their shipments during winter. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling and harsh weather that creates higher accident frequency, increased claims and higher equipment repair expenditures. These weather-related and other catastrophic events, such as fires, earthquakes and explosions, may also disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets or the assets of its customers or otherwise adversely affect the business or financial condition of its customers, any of which developments could adversely affect the Company’s profitability or make its results more volatile. Climate change may increase the severity of weather-related events, such as tornadoes, hurricanes, blizzards, ice storms or floods.

The Company may be adversely affected by fluctuations in the price or availability of diesel fuel.

The Company’s operations are dependent upon diesel fuel, and diesel fuel is one of the Company’s largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond the Company’s control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, environmental laws and regulations, armed conflicts, depreciation of the dollar against other currencies, world supply and demand imbalances, imposition of tariffs, and hurricanes and other natural or man-made disasters. Such events may also lead to fuel shortages and disruptions in the fuel supply chain.

Increases in fuel costs may have a significant adverse effect on the Company’s profitability. The Company has not used derivatives as a hedge against higher fuel costs in the past. Although the Company maintains a fuel surcharge program, there can be no assurance that the program will be maintained indefinitely or will be sufficiently effective. The Company incurs certain fuel costs that cannot be recovered even with respect to customers with which it maintains fuel surcharge programs and even if it is able to increase rates per miles, such as fuel costs associated with empty miles. Because the Company’s fuel surcharge recovery lags behind changes in fuel prices, its fuel surcharge recovery may not capture in any particular period the increased costs it pays for fuel. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies.

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

The Company may face difficulty in purchasing an adequate supply of new equipment due to decreased supply. From time to time, some original equipment manufacturers (OEM) of tractors and trailers may reduce their manufacturing output due to lower demand for their products in economic downturns or a shortage of component parts. Uncertainty as to future emission standards may also serve to decrease such manufacturing output.

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

As of December 31, 2019, the Company had $704.1 million of indebtedness outstanding. Its ability to make scheduled payments on or to refinance its indebtedness obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond its control. The Company may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness. If the Company’s cash flows and capital resources are insufficient to fund debt service obligations, the Company may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. The Company’s ability to restructure or refinance indebtedness will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of the Company’s credit rating, which could harm its ability to incur additional indebtedness.

The Company’s credit facilities (as defined below) and the terms of the Series A Preferred Stock contain restrictive covenants that may impair its ability to conduct business. The inability to maintain compliance with these covenants could lead to default and acceleration under the credit facilities.

The Company’s credit facilities and terms of the Series A Preferred Stock contain operating and financial covenants that limit management’s discretion with respect to certain business matters. Among other things, these covenants, subject to certain limitations and exceptions, restrict the Company’s ability to incur additional indebtedness, change the nature of the business, merge or consolidate with, or acquire, another entity, and sell or otherwise dispose of assets. In addition, the Company’s credit facilities and certain of its other debt agreements require it to maintain certain financial ratios or to reduce its indebtedness if it is unable to comply with such ratios. These restrictions may also limit the Company’s ability to obtain future financings to withstand a future downturn in its business or the economy in general, or to otherwise conduct necessary corporate activities. The Company may also be prevented from taking advantage of business opportunities that arise because of the limitations that its debt agreements impose on it.

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

The Company’s leverage and debt service obligations may adversely affect its business and prospects.

As of December 31, 2019, the Company had $704.1 million of indebtedness outstanding. The Company’s level of indebtedness could adversely affect it in several ways, including the following:

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

•	make it more likely that a reduction in its borrowing base following a periodic redetermination could require it to repay a portion of its then-outstanding bank borrowings; and

•	make it vulnerable to increases in interest rates as indebtedness under the Company’s credit facilities may vary with prevailing interest rates.

While the Company’s credit facilities contain restrictions on the Company’s ability to incur additional indebtedness, such restrictions are subject to waiver and a number of significant qualifications and exceptions. Indebtedness incurred in compliance with these restrictions could be substantial. Additional leverage increases the risks described above as well as under “— The Company may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under applicable debt instruments, which may not be successful.”

Uncertainty about the future of the London Interbank Offer Rate (“LIBOR”) may adversely affect the Company’s business and financial results.

As of December 31, 2019, the Company had approximately (i) $488.5 million of total debt outstanding under its term loan facility (the Term Loan Facility), and (ii) $1.7 million of borrowings and $13.9 million in letters of credit outstanding under its asset-based revolving credit facility (the ABL Facility and, together with the Term Loan Facility, the credit facilities). Interest payments pursuant to the credit facilities may be calculated using LIBOR plus an applicable margin or the alternate base rate, at the Company’s option. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. It is not possible to predict the effect this announcement will have, including whether LIBOR will continue in place, and if so, what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans currently referencing it if it ceases to exist. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, interest rates on the credit facilities may increase. Although the credit facilities include fallback language that seeks to facilitate an agreement with the Company’s lenders on a replacement rate for LIBOR in the event of its discontinuance, and the ABL Facility provides that the all-in interest rate based on the replacement rate will be substantially equivalent to the all-in LIBOR rate-based interest rate in effect prior to its replacement, the Company cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to its interest expense and any such impact may have an adverse effect on its profitability and cash flows. These uncertainties or their resolution may negatively impact the Company’s funding costs, loan and other asset values, asset-liability management strategies, cash flows, profitability and results of operations.

The Company has significant ongoing capital expenditure requirements. If the Company is unable to obtain such capital on favorable terms or at all, it may not be able to execute on its business, results of operations and prospects may be adversely affected.

The Company’s business is capital intensive. Its capital expenditures focus primarily on revenue equipment replacement and, to a lesser extent, facilities, revenue equipment growth and investments in information technology. The Company may not be able to finance all of its capital requirements, when and if needed, to acquire new equipment on reasonable terms or at all. Any sale of additional equity or debt securities to fund its capital expenditures may result in dilution to its stockholders, and public or private financing may not be available in amounts or on terms acceptable to the Company, if at all. Continued uncertainty in the equity and credit markets, as well as rising interest rates and upfront fees, may negatively impact the Company’s ability to obtain financing on reasonable terms or at all. If the Company is unable to obtain additional financing, it may be required to delay, reduce the scope of, or eliminate future activities or growth initiatives, which could adversely affect its business, results of operations and prospects. In such case, the Company may also operate its revenue equipment (including tractors and trailers) for longer periods, which would result in increased maintenance costs, which would in turn reduce its operating income.

The Company operates in a highly regulated industry, and changes in existing laws or regulations, or liability under existing or future laws or regulations, could have a material adverse effect on its business, results of operations and prospects.

The Company operates in the United States pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. The Company, as well as its company and owner-operator drivers, must also comply with governmental regulations regarding safety, equipment, environmental protection and operating methods. The Company may become subject to new, or amendment of existing, laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that may impose more restrictive regulations relating to such matters that may require changes in its operating practices, influence the demand for transportation services, require it to incur significant additional operating costs or capital expenditures or adversely impact the recruitment of drivers. See “Item 1. Business — Regulation” for information regarding several proposed, pending and final regulations that could significantly impact the Company’s business and operations.

Restrictions on greenhouse gas emissions or climate change laws or regulations, as well as recent activism directed at companies with energy-related assets, could also adversely affect certain of the Company’s customers, which, in turn, could adversely impact the demand for the Company’s services. The Company also could lose revenue if its customers divert business from it because the Company has not complied with customer sustainability requirements.

Safety-related evaluations and rankings under the CSA program could adversely impact the Company’s relationships with its customers and its ability to maintain or grow its fleet, each of which could have a material adverse effect on its business, results of operations and prospects.

The CSA includes compliance and enforcement initiatives designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. The Company’s CSA scores are dependent upon its safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in the CSA program or the underlying methodology used by the FMCSA to determine a carrier’s safety rating could change and, as a result, the Company’s ability to maintain an acceptable score could be adversely impacted. If the Company receives an unacceptable CSA score, its relationships with customers could be damaged, which could result in a loss of business. Additionally, the requirements of CSA could shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. See “Item 1. Business — Regulation” for additional discussion related to CSA program risks.

The Company is subject to environmental and worker health and safety laws and regulations that may expose it to significant costs and liabilities.

The Company is subject to stringent and comprehensive federal, state, provincial, local and foreign environmental and worker health and safety laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, the health and safety of its workers in conducting operations, and adverse impacts to the environment (including sustainability practices). These laws are becoming increasingly more stringent and there can be no assurances that compliance with, or liabilities under, existing or future environmental and worker health or safety laws or regulations will not have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects. See “Item 1. Business — Regulation” and “Item 1. Business — Fuel” for more information.

The Company maintains aboveground and underground bulk fuel storage tanks and fueling islands at some of its facilities and vehicle maintenance operations at certain of its facilities, and its operations involve the risks of fuel spillage or seepage into the environment, environmental damage and unauthorized hazardous material spills, releases or disposal actions, among others. If the Company has operational spills or accidents or if it is found to be in violation of, or otherwise liable under, environmental or worker health or safety laws or regulations, the Company could incur significant costs and liabilities, which may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of the Company’s operations in a particular area. Under certain environmental laws, the Company could be subject to strict joint and several liability, without regard to fault or legality of conduct, for costs relating to contamination at facilities the Company owns or operates or previously owned or operated and at third-party sites where the Company disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving the Company’s vehicles. The Company often operates in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which the Company has incurred and may, in the future, incur remedial or other environmental liabilities.

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

Insurance and claims expenses could significantly reduce the Company’s profitability, and underwriters leaving the marketplace may make it more difficult for the Company to obtain insurance at favorable prices or at all.

The Company is exposed to claims and rising insurance premiums related to, among others, auto liability, general liability, directors and officers liability, errors and omissions liability, liability related to cybersecurity attacks, cargo loss and damage, property damage, personal injury, workers’ compensation, group health, group dental and general umbrella policies. The Company has insurance coverage with third-party insurance carriers, but it assumes a significant portion of the risk associated with these claims due to its self-insured retention (SIR) and deductibles, which can make its insurance and claims expense higher or more volatile. The Company is subject to changing conditions and pricing in the insurance marketplace, including as a result of carriers or underwriters leaving the transportation sector and the increasing frequency and size of auto liability lawsuits, and the Company cannot assure you that the cost or availability of various types of insurance may not change dramatically in the future, particularly if its claims experience deteriorates. Insurance carriers have and may continue to increase premiums for transportation companies generally (especially in regards to auto liability). If the Company’s insurance or claims expense increases, and the Company is unable to offset the increase with higher freight rates, its results of operations could be materially and adversely affected. The Company’s results of operations may also be materially and adversely affected if it experiences a claim in excess of its coverage limits, a claim for which coverage is not provided or a claim that is covered but its insurance company fails to perform.

The Company is subject to the risks of litigation and governmental proceedings, and the increase in the frequency of auto liability lawsuits as well as the size of judgments awarded in such lawsuits may impair the Company’s reputation or result in the Company incurring significant costs.

The Company is, and in the future may be, subject to legal and governmental proceedings and claims. The parties in such legal actions may seek amounts from the Company that may not be covered in whole or in part by insurance, and negative publicity resulting from allegations therein, whether or not valid, may adversely affect the Company’s reputation. The outcome of such proceedings is often difficult to predict, and the outcome of pending or future proceedings may have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects. In particular, there has been a recent increase in auto liability lawsuits filed against transportation companies, and the size of judgments awarded in such lawsuits has trended upwards and may continue to do so.

The Company derives a material portion of its revenue from its major customers, the loss of one or more of which could have a material adverse effect on the Company’s business and results of operations.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on the Company’s business. In 2019, 2018 and 2017, the Company’s top ten customers, based on revenue, accounted for approximately 28%, 29% and 31%, respectively, of the Company’s revenue, and the Company’s largest customer accounted for approximately 6%, 5% and 6%, respectively, of its revenue. In addition, a material portion of the Company’s freight is from customers in the building materials industry, and as such, the Company’s results may be susceptible to trends in construction cycles, which are affected by numerous factors, including rates of infrastructure spending, real estate equity values, interest rates and general economic conditions. The Company’s customers’ financial difficulties can negatively impact the Company’s results of operations and financial condition and the Company’s ability to comply with the covenants in its debt agreements, especially if they were to delay or default on payments to the Company.

The Company’s customers may terminate their relationships with the Company on short notice with limited or no penalties.

A number of customers use the Company’s services on a shipment-by-shipment basis rather than under long-term contracts. These customers have no obligation to continue using the Company’s services and may stop using them at any time without penalty or with only limited penalties. The loss of any customers may reduce the range of service offerings the Company provides and adversely impact the Company’s revenue mix. Also, the Company does not have contractual relationships that guarantee any minimum volumes with customers.

The Company is subject to certain risks arising from doing business in Canada and Mexico.

The Company provides trucking services in Canada in addition to the United States, and the Company also transports freight into and out of Mexico by transferring the Company’s trailers to tractors operated by Mexican-based carriers with which the Company has contractual and long-standing relationships. As a result, the Company is subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Canada and Mexico, difficulties in enforcing contractual obligations and intellectual property rights through non-U.S. legal systems, burdens of complying with a wide variety of international and United States export and import laws, and social, political and economic instability. The Company also faces additional risks associated with restrictive trade policies and imposition of duties, taxes or government royalties imposed by the Canadian or Mexican government, to the extent not preempted by trade agreements between Mexico, Canada and the United States. Further, to the extent that the Company conducts operations outside of the United States, it is subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. If the Company is not in compliance with the FCPA, other anti-corruption laws or other laws governing the conduct of business with government entities (including local laws), it may be subject to criminal and civil penalties and other remedial measures, which could harm its reputation and have a material adverse impact on the Company’s business, financial condition, results of operations, cash flows and prospects. Any investigation of any actual or alleged violations of such laws could also harm the Company’s reputation or have a material adverse impact on its business, financial condition, results of operations, cash flows and prospects.

The Company is currently a Customs-Trade Partnership Against Terrorism (C-TPAT) participant. If the United States Customs and Border Protection (CBP) determines the Company has failed to comply with its minimum security and other criteria applicable to C-TPAT participants, the Company may be unable to maintain its C-TPAT status, which may result in significant border delays, which could cause its operations in Canada to be less efficient than those of competitor truckload carriers also operating in Canada that obtain or continue to maintain C-TPAT status. Such inefficiency, as well as the requirements of some customers to deal only with C-TPAT participating carriers, could lead to a loss of certain business.

The Company’s contractual agreements with its owner-operators expose it to risks that it does not face with its company drivers.

The Company relies, in part, upon independent contractor owner-operators to perform the services for which it contracts with customers. Approximately 36% of the Company’s freight was carried by independent contractor owner-operators in 2019. The Company’s reliance on independent contractor owner-operators creates numerous risks for the Company’s business. For example, the Company provides financing to certain of its independent contractor owner-operators purchasing tractors from the Company. If owner-operators operating the tractors the Company financed default under or otherwise terminate the financing arrangement and the Company is unable to find a replacement owner-operator, the Company may incur losses on amounts owed to it with respect to the tractor in addition to any losses it may incur as a result of idling the tractor. Further, if the Company is unable to provide such financing in the future, due to liquidity constraints or other restrictions, the Company may experience a shortage of owner-operators available to it.

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

Tax and other regulatory authorities have in the past sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the Company’s owner-operators are determined to be its employees, it would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

The Company depends on third parties in its brokerage business, and service instability from these providers could increase the Company’s operating costs or reduce its ability to offer brokerage services, which could adversely affect its results of operations and customer relationships.

The Company’s brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers. These third-party providers may seek other freight opportunities and may require increased compensation during times of improved freight demand or tight trucking capacity. The Company’s inability to maintain positive relationships with, and secure the services of, these third parties, or increases in the prices the Company must pay to secure such services, could have an adverse effect on its results of operations and customer relationships. The Company’s ability to secure the services of these third-party providers on competitive terms is subject to a number of risks, including the following, many of which are beyond the Company’s control:

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

The Company is dependent on computer and communications systems, and a systems failure, cyber-attack or data breach could cause a significant disruption to its business and cause financial losses.

The Company’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure, including operating and financial reporting systems, and on the effectiveness of the information and cybersecurity policies, procedures and capabilities the Company maintains to protect its systems and data. The Company’s computer and communications system is critical in meeting customer expectations, effectively tracking, maintaining and operating the Company’s equipment, directing and compensating the Company’s employees, and interfacing with the Company’s financial reporting system. The Company currently maintains its computer systems at multiple locations, including several of its offices and terminals and third-party data centers, along with computer equipment at each of its terminals. The Company’s operations and those of its technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond its control.

Although the Company believes that it has robust information security procedures and other safeguards in place, as cyber threats continue to evolve, it may be required to expend additional resources to continue to enhance its information security measures and investigate and remediate any information security vulnerabilities. Even with such measures, the Company’s information technology and infrastructure are subject to attacks or misappropriation by hackers and may be breached due to inadequacy or ineffectiveness of the protective measures undertaken, employee errors or omissions, malfeasance or other disruptions. An externally caused information security incident, such as a cyber-attack, a phishing scam, virus, ransomware attack or denial-of-service attack, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. In addition, the Company’s third-party vendors and other intermediaries with which it conducts business and transmit data could be subject to a successful cyber-attack or other information security event, and the Company cannot ensure that such third parties have all appropriate controls in place to protect the confidentiality of information in the custody of those third parties.

A significant natural disaster or cyber-attack incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay the Company’s operations, damage its reputation, cause a loss of customers, agents or third-party capacity providers, expose the Company to a risk of loss or litigation, or cause the Company to incur significant time and expense to remedy such an event. Furthermore, a security breach or privacy violation that leads to disclosure of customer, supplier or employee or contractor information (including personally identifiable information or protected health information) could harm the Company’s reputation, compel it to comply with disparate state and foreign breach notification laws and otherwise subject it to liability under laws that protect personal data, resulting in increased cost, loss of revenue and material adverse impacts on the Company’s results of operations and financial position.

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

The Company may incur substantial expenses related to its issuance of stock-based compensation. Conversely, if the Company is unable to continue to offer its employees stock-based long-term incentive compensation, the Company may need to increase the use of cash compensation or may have difficulty retaining such employees.

Subject to stockholder approval, the Company intends to amend its current omnibus incentive plan later this year to increase the number of shares available for issuance thereunder to enable it to continue to offer eligible employees, directors and consultants  stock-based incentive awards, which the Company believes will assist it in attracting and retaining such persons. The Company also intends to use, to a greater extent than previously, long-term incentive awards in its compensation policies and plans, which will increase the Company’s annual compensation and benefit expenses related to the stock options and stock awards granted to participants and may adversely affect the Company’s net income.

Conversely, if the Company is limited in its ability to grant equity compensation awards or if stockholders do not approve an increase in the number of shares issuable under the Company’s omnibus incentive plan, it would need to explore offering other compelling alternatives to supplement its compensatory arrangements, including long‑term cash compensation plans or increased short‑term cash compensation, in order to continue to attract and retain key personnel and other employees, which could increase its compensation costs and adversely affect its financial performance.

If the Company’s employees were to unionize, the Company’s operating costs could increase and its ability to compete could be impaired.

None of the Company’s employees are currently represented under a collective bargaining agreement; however, the Company always faces the risk that its employees will try to unionize, and if its owner-operators were ever re-classified as employees, the magnitude of this risk would increase. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board (the NLRB) could render decisions or implement rule changes that could significantly affect the Company’s business and its relationship with employees, including actions that could substantially liberalize the procedures for union organization and make it easier for unions to successfully organize. In addition, the Company can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions.

Any attempt to organize by the Company’s employees could result in increased legal and other associated costs and divert management attention. If the Company were to enter into a collective bargaining agreement, the terms could negatively affect its costs, efficiency, business, operations, results of operations and prospects because, among other things, restrictive work rules could hamper the Company’s efforts to improve and sustain operating efficiency and could impair the Company’s service reputation, some shippers may limit their use of unionized trucking companies because of the threat of strikes and other work stoppages, and an election and bargaining process could divert management’s time and attention from the Company’s overall objectives and impose significant expenses.

Changes to trade regulation, quotas, duties or tariffs, caused by changing U.S. and geopolitical environments or otherwise, may increase the Company’s costs and materially adversely affect its business.

Recent activity by the Trump administration has led to the imposition of tariffs on certain imported steel and aluminum as well as a broad range of other products imported into the United States. In response to the tariffs imposed by the United States, the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The implementation of these tariffs, as well as the imposition of additional tariffs or quotas or changes to certain trade agreements or retaliatory trade measures or tariffs implemented by other countries, could, among other things, increase the costs of the materials used by the Company’s suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for the Company’s revenue equipment suppliers might be passed on to the Company, and to the extent fuel prices increase, the Company may not be able to fully recover such increases through rate increases or the Company’s fuel surcharge program. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the economy generally and decrease demand for the Company’s services.

The Company’s total assets include goodwill and indefinite-lived intangibles. If the Company determines that these items have become impaired in the future, net income could be materially and adversely affected.

As of December 31, 2019, the Company had recorded goodwill of $139.9 million and indefinite-lived intangible assets of $59.1 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 350, “Intangibles — Goodwill and Other,” the Company tests goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Any excess in carrying value over the estimated fair value is charged to the Company’s results of operations. Further, the Company may never realize the full value of its intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could have an adverse effect on the Company’s financial condition and results of operations. If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values and the estimated fair value of the Company’s goodwill and long-lived assets could change significantly, and could result in future non-cash impairment charges, which could materially impact its results of operations and financial condition for any such future period. During 2019, the Company recorded a non-cash goodwill impairment charge of $118.8 million (of which $111.0 million is not deductible for tax purposes) and an impairment charge to intangibles assets of $31.5 million related to tradenames. A sustained relatively low stock price may result in additional goodwill tests and potential impairment charges.  In addition, a Company decision to dispose of certain of its operations may require it to recognize an impairment to the carrying value of goodwill and other intangible assets attendant to those operations.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), may strain the Company’s resources, increase the Company’s costs and distract management.

As a public company, the Company must comply with laws, regulations and requirements imposed by the SEC, certain corporate governance provisions of the Sarbanes-Oxley Act and the requirements of The NASDAQ Capital Market (NASDAQ), and complying with such laws, regulations and requirements occupies a significant amount of time of management and significantly increases the Company’s costs and expenses. For example, the Company is required to include an attestation report on internal control over financial reporting issued by the Company’s independent registered public accounting firm, which required the Company to undertake a costly and challenging process to document and evaluate its internal control over financial reporting. The Company continues to dedicate internal resources to assess and document the adequacy of internal control over financial reporting, to take steps to improve control processes as appropriate, to validate through testing that controls are functioning as documented and to implement a continuous reporting and improvement process for internal control over financial reporting.

The Company has identified material weaknesses in its internal control over financial reporting that, if not remediated, could result in material misstatements in its financial statements, cause the Company to fail to meet its periodic reporting obligations or adversely affect investor confidence.

The Company identified two material weaknesses in internal control over financial reporting in 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2019, two material weaknesses were identified relating to information technology general controls and management’s review of the specialists impairment analysis in the third quarter. The Company concluded that deficiencies in the design and operating effectiveness over information technology general computer controls related to change management, user access and management’s review of the completeness and accuracy of certain system-generated reports resulted in a material weakness. The Company also determined that deficiencies in controls over management’s review of the completeness and accuracy of the impairment analysis prepared by the third-party valuation specialist during the third quarter of 2019 resulted in a material weakness. The Company may not be able to complete its remediation, evaluation and testing in a timely fashion and its remediation efforts may not be successful once completed.

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

The Company ceased to be an “emerging growth company” under the federal securities laws as of December 31, 2018. Because of this, the Company’s registered public accounting firm is required to express an opinion on the effectiveness of the Company’s internal controls. Given the difficulties inherent in the design and operation of a system of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent registered public accounting firm’s, future conclusions about the effectiveness of the Company’s system of internal controls over financial reporting, and the Company may incur significant costs in its efforts to comply with Section 404 of the Sarbanes-Oxley Act on an ongoing basis. If, in the future, the Company is unable to confirm that its internal control over financial reporting is effective, or if the Company’s registered public accounting firm is unable to express an opinion on the effectiveness of the Company’s internal controls, the Company could be subject to additional regulatory scrutiny and lose investor confidence in the accuracy and completeness of its financial reports, which could have an adverse effect on the Company’s business and would likely have a negative effect on the trading price of the Company’s common stock.

A small number of the Company’s stockholders hold a substantial portion of its outstanding common stock.

Mr. Daseke and his affiliates beneficially own approximately 28% of the Company’s common stock as of December 31, 2019. In addition, Mr. Daseke serves on the Company’s board of directors. Consequently, Mr. Daseke and his affiliates are able to strongly influence all matters that require approval by the Company’s stockholders, including changes to the Company’s organizational documents and approval of acquisition and disposition offers and other significant corporate transactions. This concentration of ownership will limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial and may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Company’s common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

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

The enforceability of similar exclusive forum provisions in other companies’ charters has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in the Company’s charter is inapplicable or unenforceable. For example, the choice of forum provisions summarized above are not intended to, and would not, apply to suits brought to enforce any liability or duty created by the Exchange Act or other claim for which the federal courts have exclusive jurisdiction. Additionally, there is uncertainty as to whether the Company’s choice of forum provisions would be enforceable with respect to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the Securities Act), or other claims for which the federal courts have concurrent jurisdiction, and in any event stockholders will not be deemed to have waived the Company’s compliance with federal securities laws and rules and regulations thereunder.

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

•

the exclusive right of the Company’s board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on the Company’s board of directors;

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

As a Delaware corporation, the Company is also subject to provisions of Delaware law, including Section 203 of the DGCL, which prohibits business combinations between the Company and one or more significant stockholders unless specified conditions are met. These provisions could discourage an acquisition of the Company or other change in control transaction, whether or not it is desired or beneficial to the Company’s stockholders, and thereby negatively affect the price that investors might be willing to pay for the Company’s common stock as well as deprive stockholders of opportunities to realize takeover premiums for their shares of the Company’s common stock.

The price of the Company’s common stock has been and may continue to be volatile and may fluctuate significantly, which may adversely impact investor confidence and increase the likelihood of securities class action litigation.

The Company’s common stock price has experienced volatility in the past and may remain volatile in the future. During 2019, the closing stock price of the Company’s common stock ranged from a low of $1.55 per share to a high of $5.56 per share. The highly volatile nature of the Company’s stock price may cause investment losses for its stockholders. Volatility in the Company’s common stock price can be driven by many factors, including divergence between its actual or anticipated financial results and published expectations of analysts or the expectations of the market, the gain or loss of customers, announcements that the Company, its competitors or its customers may make regarding their operating results and other factors that are beyond the Company’s control, such as market conditions in the Company’s or its customers’ industry, new market entrants, technological innovations, and economic and political conditions or events.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company and stockholder activism, which could take many forms, including shareholder litigation, takeover or take private attempts, and proxy contests may increase. Securities litigation and stockholder activism could result in substantial costs and divert the attention of the Company’s management or board of directors and could give rise to perceived uncertainties as to the Company’s future, which, in turn, could adversely affect its relationships with customers and make it more difficult to attract qualified personnel.

Volatility or lack of performance in the Company’s stock price may also affect the Company’s ability to attract new key personnel or retain existing key personnel by decreasing the perceived value of any stock-based compensation the Company may offer or that they may hold. Prolonged periods of low performance or volatility in the Company’s stock price could also negatively impact the Company’s appeal as an employer, harm employee morale or increase employee turnover, including among the Company’s key personnel. In addition, during periods when the Company’s stock price is low, the Company may issue greater amounts of equity-

based compensation to its executives and other key personnel to retain them and incentivize long-term performance, which may over successive periods cause dilution in the value of the Company’s stock and increase the Company’s stock-based compensation expense.

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

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s common stock could decline.

The trading market for the Company’s common stock will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, its market or its competitors. If any of the analysts who cover the Company change their recommendation regarding the Company’s common stock adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s common stock would likely decline. If any of the analysts who cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which could cause the price or trading volume of the Company’s common stock to decline.

Item 1B. Unresolved Staff Comments

There are no unresolved comments from the Commission staff required to be disclosed in this Annual Report on Form 10-K.

Item 2. Properties

Daseke’s headquarters office, which is leased, is located in a multi-tenant office building in Addison, Texas. The Company has approximately 104 locations in North America, 27 of which are owned and 77 of which are leased. Daseke’s terminals may include general and executive offices, customer service, sales/marketing, fuel and/or maintenance, parking and warehousing facilities. Daseke believes that substantially all of its property and equipment is in good condition and its buildings and improvements have sufficient capacity to meet current needs. From time to time, Daseke invests in additional facilities to meet the needs of its business as it pursues additional growth.

The following tables provide information regarding terminals and certain other locations owned or leased by Daseke:

FLATBED SOLUTIONS

Description of Activities at Location
			Customer	Sales/
Location	Owned	Leased	Service	Marketing	Fuel	Maintenance	Admin	Warehouse
Atlanta, Georgia		✔					✔
Birmingham, Alabama	✔	✔	✔	✔	✔	✔
Chickasaw, Alabama		✔					✔
Cincinnati, Ohio	✔				✔	✔
Clarksville, Tennessee		✔	✔
Clayton, Alabama	✔		✔	✔	✔		✔
Cofield, North Carolina	✔	✔	✔
Des Moines, Iowa	✔						✔
Effingham, Illinois		✔					✔
Greenville, Mississippi	✔		✔
Grenada, California		✔					✔
Houston, Texas		✔	✔				✔
Kennesaw, Georgia		✔	✔
Lanesville, Indiana		✔	✔				✔
Laredo, Texas		✔	✔	✔			✔
Memphis, Tennessee		✔	✔	✔		✔	✔
Monroeville, Alabama	✔		✔	✔			✔
Nashville, Tennessee		✔	✔	✔		✔	✔
Pawleys Island, South Carolina		✔		✔			✔
Redmond, Oregon	✔	✔	✔	✔	✔	✔
Springfield, Oregon		✔	✔	✔		✔	✔
Tuscaloosa, Alabama		✔	✔	✔	✔	✔	✔
Trinity, Alabama		✔	✔
Whites Creek, Tennessee		✔					✔

SPECIALIZED SOLUTIONS

Description of Activities at Location
			Customer	Sales/
Location	Owned	Leased	Service	Marketing	Fuel	Maintenance	Admin	Warehouse
Abilene, Texas		✔					✔
Arlington, Washington	✔		✔	✔		✔	✔
Berwick, Pennsylvania		✔				✔		✔
Bossier City, Louisiana		✔	✔	✔
Calgary, Alberta		✔					✔
Carmel, Indiana		✔
Carthage, Missouri		✔				✔
Catlettsburg, Kentucky		✔	✔				✔
Church Hill, Tennessee	✔	✔	✔	✔		✔	✔
Conyers, Georgia		✔	✔	✔
Corpus Christi, Texas		✔	✔	✔
Delphi, Indiana		✔				✔
Duenweg, Missouri	✔		✔	✔		✔
Fort Worth, Texas		✔		✔			✔
Gaffney, South Carolina	✔				✔	✔	✔
Gainesville, Texas	✔					✔	✔
Garden City, Georgia		✔	✔			✔
Glendale, Arizona		✔					✔
Greer, South Carolina		✔	✔	✔		✔	✔
Griffin, Georgia		✔	✔					✔
Hampton, Georgia		✔				✔
Haynesville, Louisiana	✔		✔					✔
Hiram, Georgia		✔	✔
Houston, Texas	✔	✔	✔	✔		✔	✔
Innisfil, Ontario		✔	✔				✔
Kansas City, Missouri		✔	✔	✔			✔	✔
Kiowa, Oklahoma	✔		✔
Lafayette, Indiana		✔	✔	✔			✔	✔
Laredo, Texas	✔		✔	✔		✔
League City, Texas		✔	✔	✔
Leduc, Alberta		✔	✔			✔	✔
Marshall, Texas		✔				✔	✔
Martins Ferry, Ohio		✔					✔
Mascot, Tennessee	✔				✔	✔
Maxton, North Carolina		✔				✔
Mediapolis, Iowa	✔					✔
Memphis, Tennessee		✔	✔	✔
Merrilville, Indiana		✔	✔				✔	✔
Midland, Texas		✔				✔	✔
Milan, Tennessee		✔	✔				✔
Mineral Wells, Texas	✔		✔	✔		✔	✔
Mobile, Alabama		✔					✔
North Charleston, South Carolina		✔	✔	✔		✔	✔
Oden, Indiana	✔		✔				✔
Odessa, Texas	✔		✔	✔
Oklahoma City, Oklahoma		✔	✔	✔		✔	✔
Peoria, Arizona		✔				✔
Pharr, Texas		✔	✔	✔
Plattsburg, New York		✔					✔
Pleasanton, Texas		✔	✔	✔		✔	✔
Port Wentworth, Georgia		✔	✔	✔			✔
Prichard, Alabama		✔	✔	✔			✔

SPECIALIZED SOLUTIONS

Description of Activities at Location
			Customer	Sales/
Location	Owned	Leased	Service	Marketing	Fuel	Maintenance	Admin	Warehouse
Remington, Indiana	✔		✔	✔	✔	✔	✔	✔
Richmond, Virginia		✔	✔
Salt Lake City, Utah		✔	✔
Sanford, North Carolina	✔		✔	✔		✔
Savannah, Georgia		✔	✔					✔
Seguin, Texas		✔	✔	✔
Shoals, Indiana	✔					✔
Springfield, Missouri		✔	✔	✔	✔	✔
Steinbach, Manitoba, Canada		✔	✔				✔
Sweetwater, Texas	✔		✔	✔
Toledo, Ohio		✔	✔					✔
Tumwater, Washington		✔				✔
West Fargo, North Dakota		✔	✔	✔		✔	✔
West Melbourne, Florida		✔					✔	✔
Westlake Village, California		✔					✔
Wichita, Kansas		✔	✔					✔
Williston, North Dakota		✔	✔	✔		✔	✔
Winnipeg, Manitoba, Canada		✔	✔			✔		✔

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Daseke’s common stock and warrants trade on NASDAQ under the symbols “DKSE” and “DSKEW,” respectively. As of March 6, 2020, there were 80 stockholders of record of its common stock.

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

Comparison of 35 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2019
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2/27/2017
2/28/2017
3/31/2017
4/30/2017
5/31/2017
6/30/2017
7/31/2017
8/31/2017
9/30/2017
10/31/2017
11/30/2017
12/31/2017
1/31/2018
2/28/2018
3/31/2018
4/30/2018
5/31/2018
6/30/2018
7/31/2018
8/31/2018
9/30/2018
10/31/2018
11/30/2018
12/31/2018
1/31/2019
2/28/2019
3/31/2019
4/30/2019
5/31/2019
6/30/2019
7/31/2019
8/31/2019
9/30/2019
10/31/2019
11/30/2019
12/31/2019
Daseke, Inc.
S&P 500 Index - Total Return
Dow Jones Transportation Index
Russell 2000 Index

The closing price of our common stock on December 31, 2019, the last day of our 2019 fiscal year, was $3.16 per share.

Company /Index	2/27/2017	12/31/2017	12/31/2018	12/31/2019
DSKE	$100.00	$139.82	$36.10	$30.92
S&P 500 Index – Total Return	$100.00	$114.70	$109.68	$144.21
Dow Jones Transportation Index	$100.00	$113.33	$99.37	$120.07
Russell 2000 Index	$100.00	$110.34	$98.19	$123.25

Item 6. Selected Financial Data

The following selected historical consolidated financial information is provided to assist with the analysis of the Company’s financial performance. The table below provides the Company’s revenue, net income (loss), Adjusted EBITDA, net cash provided by operating activities and free cash flow for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 on a historical basis.

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Total revenue	$1,737.0	$1,613.1	$846.3	$651.8	$678.8
Net income (loss)	(307.4)	(5.2)	27.0	(12.3)	3.3
Net cash provided by operating activities	114.1	105.3	45.8	66.4	85.1
Adjusted EBITDA(1)	170.9	174.3	91.9	88.2	97.3
Free cash flow(1)	$129.9	$65.2	$31.8	$68.2	$80.9

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

The following table sets forth selected historical consolidated financial and other data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The historical results presented below and above are not necessarily indicative of the results to be expected for any future period and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” below and Daseke’s audited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
(Dollars in millions, except share and per share data)	2019	2018	2017	2016	2015
Consolidated statement of operations data:
Total revenue	$1,737.0	$1,613.1	$846.3	$651.8	$678.8
Operating expenses:
Salaries, wages and employee benefits	483.2	407.4	250.0	197.8	178.7
Fuel	138.5	141.1	93.7	66.9	70.3
Operations and maintenance	213.1	181.5	118.4	96.1	98.7
Purchased freight	597.7	588.6	225.3	154.1	182.0
Taxes and licenses	19.2	17.2	11.0	9.2	9.2
Insurance and claims	49.9	45.8	24.0	19.1	19.7
Depreciation and amortization	146.5	131.1	76.9	67.5	63.6
(Gain) loss on disposition of revenue property and equipment	(5.2)	(3.2)	(0.7)	(0.1)	(2.2)
Impairment	312.8	13.9	—	2.0	—
Restructuring charges	8.4	—	—	—	—
Other operating expenses	85.0	67.8	40.7	28.6	27.8
Total operating expenses	2,049.1	1,591.2	839.3	641.2	647.8
Income (loss) from operations	(312.1)	21.9	7.0	10.6	31.0
Interest expense	50.4	45.5	29.5	23.1	20.6
Other expense (income)	(0.5)	(2.5)	2.8	(0.4)	(0.3)
Total other expense	49.9	43.0	32.3	22.7	20.3
Income (loss) before provision for income taxes	(362.0)	(21.1)	(25.3)	(12.1)	10.7
Provision (benefit) for income taxes	(54.6)	(15.9)	(52.3)	0.2	7.4
Net income (loss)	$(307.4)	$(5.2)	$27.0	$(12.3)	$3.3
Dividends declared per Series A convertible preferred share	$7.63	$7.63	$6.40	$—	$—
Dividends declared per Series B convertible preferred share	$—	$—	$12.50	$18.75	$75.00
Net income (loss) available to common stockholders	$(312.4)	$(10.1)	$22.0	$(17.0)	$(1.5)
Basic net income (loss) per common share	$(4.86)	$(0.16)	$0.59	$(0.81)	$(0.07)
Diluted net income (loss) per common share	$(4.86)	$(0.16)	$0.56	$(0.81)	$(0.07)
Basic weighted average common shares outstanding	64,303,438	61,654,820	37,592,549	20,980,961	20,980,961
Diluted weighted average common shares outstanding	64,303,438	61,654,820	39,593,701	20,980,961	20,980,961
Consolidated balance sheet data (at end of period):
Cash	$95.7	$46.0	$90.7	$3.7	$4.9
Property and equipment, net	$439.0	$572.7	$429.6	$318.7	$354.5
Total assets	$1,140.6	$1,390.9	$1,125.7	$570.2	$627.6
Current liabilities	$219.8	$193.9	$108.1	$92.4	$109.7
Working capital(1)	$71.0	$131.7	$111.0	$36.3	$42.5
Long-term debt and other long-term liabilities	$782.1	$750.0	$666.4	$374.8	$397.9
Total stockholders' equity	$138.7	$447.0	$351.2	$103.1	$120.1
Other financial data (unaudited):
Adjusted EBITDA(2)	$170.9	$174.3	$91.9	$88.2	$97.3
Adjusted EBITDA Margin(2)	9.8%	10.8%	10.9%	13.5%	14.3%
Free cash flow(2)	$129.9	$65.2	$31.8	$68.2	$80.9
Operating statistics (unaudited):
Total miles (in millions)(3)	478.5	462.5	290.7	247.0	230.9
Company-operated tractors, as of year-end	3,556	3,882	3,218	2,304	2,267
Owner-operated tractors, as of year-end	2,334	2,262	2,056	609	701
Number of trailers, as of year-end	12,808	13,824	11,237	6,347	5,977

Company-operated tractors, average for the year	3,763	3,485	2,644	2,279	2,054
Owner-operated tractors, average for the year	2,347	2,177	888	667	700
Total tractors, average for the year	6,110	5,662	3,532	2,946	2,754

(1)	Working capital is defined as current assets (excluding cash) less current liabilities (excluding the current portion of long-term debt).
(2)

Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow are not recognized measures under GAAP. For a definition of Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, a reconciliation of Adjusted EBITDA to net income (loss), and a reconciliation of free cash flow to net cash provided by operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk—Non-GAAP Financial Measures” below.

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

Introduction

This MD&A is intended to provide investors with an understanding of the Company’s recent performance, financial condition and prospects. This discussion and analysis compares 2019 results to 2018. For a discussion that compares the Company’s 2018 results to 2017, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of 2018 Annual Report on Form 10-K.

The Company is a leading provider and consolidator of transportation and logistics solutions focused exclusively on flatbed and specialized (open-deck) freight in North America. The transportation and logistics market is one of the largest industries in the United States. The flatbed and specialized freight market currently represents approximately 10% of transportation and logistics market.

The Company believes it provides one of the most comprehensive transportation and logistics solution offerings in the open-deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 6,300 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment. The Flatbed Solutions segment and Specialized Solutions segment generated approximately 38% and 62%, respectively, of revenue in 2019.

Since beginning operations in 2009, the Company has established a track record of growing its business both organically and through strategic and complementary acquisitions, having successfully completed the acquisition of more than 20 operating companies during such period. In 2019, the Company generated revenue of approximately $1.7 billion, compared to $30 million in 2009 (its first year of operation), reflecting a CAGR of approximately 50%.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. Approximately 50% of 2019 freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 50% was derived from asset-light services.

2019 Year Ended Operational Overview

•

Total revenue of $1.7 billion, an increase of 7.7%, company freight of $804.6 million, an increase of 11.5%, owner operator freight of $455.3 million, an increase of 3.4% and brokerage freight of $294.7 million, an increase of 10.6% compared to the year ended December 31, 2018;

•	Rate per mile for the year ended December 31, 2019 was $1.92 for Flatbed Solutions segment and $3.55 for Specialized Solutions segment;

•	Impairment charges totaled $312.8 million for the year ended December 31, 2019;

•	Operating loss of $312.1 million, compared with operating income of $21.9 million in the year ended December 31, 2018;

•	Net loss of $307.4 million, or $4.86 per basic and diluted share, compared with net loss of $5.2 million, or $0.16 per basic and diluted share, in the year ended December 31, 2018;

•	Total liquidity available at December 31, 2019 decreased by $12.0 million to $253.5 million from $265.5 million at December 31, 2018; and

•	Total debt at December 31, 2019 increased by $1.7 million to $704.1 million from $702.4 at December 31, 2018.

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

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments, Project Synchronize (the Plan), which reduced the number of operating segments from 16 to 13.  As a result of the Plan, Builders Transportation merged into Hornady Transportation, Moore Freight Service into E.W. Wylie, and the Schilli Companies into Lone Star Transportation. The Plan is implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. Additionally, the Company announced the planned implementation of Business Improvement Plans, which are expected to increase profitability by yield management capacity allocation, right-sizing trailer-to-tractor ratios, and improving maintenance execution.  These Plans are expected to improve annual operating income by $30.0 million in 2020.

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

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of the Plan), which will reduce the number of operating segments from 13 to 10 to further streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies.

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

Fuel surcharges are designed to compensate the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers. However, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel efficiency due to engine idle time and other factors and to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. In general, a declining energy and fuel price environment negatively affects the Company’s fuel surcharge revenues, and conversely, an environment with rising fuel and energy prices benefits its fuel surcharge revenues. Although the Company’s surcharge programs vary by customer, they typically involve a computation based on the change in national or regional fuel prices. The Company’s fuel surcharges are billed on a delayed basis, meaning it typically bills customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Also, its fuel surcharge programs typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.

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

Operating Income (Loss)

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

The Company refers to the 2018 acquisitions described above collectively as the “Flatbed Solutions Acquisitions.”

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

The Company refers to the 2018 acquisitions described above collectively as the “Specialized Solutions Acquisitions.”

The Company refers to the Flatbed Solutions Acquisitions and Specialized Solutions Acquisitions described above collectively as the “Recent Acquisitions.”

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth items derived from the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Year Ended December 31,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$804.6	46.3	$721.7	44.7	$82.9	11.5
Owner operator freight	455.3	26.2	440.5	27.3	14.8	3.4
Brokerage	294.7	17.0	266.4	16.5	28.3	10.6
Logistics	47.5	2.7	42.8	2.7	4.7	11.0
Fuel surcharge	134.9	7.8	141.7	8.8	(6.8)	(4.8)
Total revenue	1,737.0	100.0	1,613.1	100.0	123.9	7.7

OPERATING EXPENSES:
Salaries, wages and employee benefits	483.2	27.8	407.4	25.3	75.8	18.6
Fuel	138.5	8.0	141.1	8.7	(2.6)	(1.8)
Operations and maintenance	213.1	12.3	181.5	11.3	31.6	17.4
Communications	4.4	0.3	3.3	0.2	1.1	33.3
Purchased freight	597.7	34.4	588.6	36.5	9.1	1.5
Administrative expenses	75.5	4.3	58.5	3.6	17.0	29.1
Sales and marketing	5.1	0.3	3.4	0.2	1.7	50.0
Taxes and licenses	19.2	1.1	17.2	1.1	2.0	11.6
Insurance and claims	49.9	2.9	45.8	2.8	4.1	9.0
Acquisition-related transaction expenses	—	-	2.6	0.2	(2.6)	(100.0)
Depreciation and amortization	146.5	8.4	131.1	8.1	15.4	11.7
Gain on disposition of revenue property and equipment	(5.2)	(0.3)	(3.2)	(0.2)	(2.0)	62.5
Impairment	312.8	18.0	13.9	0.9	298.9	2,150.4
Restructuring charges	8.4	0.5	—	—	8.4	*
Total operating expenses	2,049.1	118.0	1,591.2	98.6	449.5	28.2
Operating ratio	118.0%		98.6%
Adjusted operating ratio(1)	97.1%		95.1%
INCOME (LOSS) FROM OPERATIONS	(312.1)	(18.0)	21.9	1.4	(325.6)	(1,486.8)

Other (income) expense:
Interest income	(1.0)	(0.1)	(1.3)	(0.1)	0.3	(23.1)
Interest expense	50.4	2.9	45.5	2.8	4.9	10.8
Write-off of unamortized deferred financing fees	2.3	0.1	—	—	2.3	*
Other	(1.8)	(0.1)	(1.2)	(0.1)	(0.6)	50.0
Total other expense	49.9	2.9	43.0	2.7	6.9	16.0

Income (loss) before income taxes	(362.0)	(20.8)	(21.1)	(1.3)	(332.5)	1,575.8
Benefit for income taxes	(54.6)	(3.1)	(15.9)	(1.0)	(38.7)	243.4
Net income (loss)	$(307.4)	(17.7)	$(5.2)	(0.3)	$(293.8)	5,650.0

OPERATING STATISTICS:
Total miles (in millions)(2)	478.5		462.5		16.0	3.5
Company-operated tractors, as of year-end	3,556		3,882		(326)	(8.4)
Owner-operated tractors, as of year-end	2,334		2,262		72	3.2
Number of trailers, as of year-end	12,808		13,824		(1,016)	(7.3)

Company-operated tractors, average for the year	3,763		3,485		278	8.0
Owner-operated tractors, average for the year	2,347		2,177		170	7.8
Total tractors, average for the year	6,110		5,662		448	7.9

*indicates not meaningful.

(1)

Adjusted operating ratio is not a recognized measure under GAAP. For a definition of adjusted operating ratio and reconciliation of adjusted operating ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(2)	Total miles includes company and owner operator and excludes brokerage.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the years ended December 31, 2019 and 2018 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the years ended December 31, 2019 and 2018.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$603.2	55.1	$524.3	54.3	$78.9	15.0
Owner operator freight	185.5	16.9	171.8	17.8	13.7	8.0
Brokerage	200.8	18.3	163.1	16.9	37.7	23.1
Logistics	44.8	4.1	39.9	4.1	4.9	12.3
Fuel surcharge	61.4	5.6	66.0	6.8	(4.6)	(7.0)
Total revenue	1,095.7	100.0	965.1	100.0	130.6	13.5

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	322.1	29.4	277.6	28.8	44.5	16.0
Fuel	88.6	8.1	90.3	9.4	(1.7)	(1.9)
Operations and maintenance	160.0	14.6	132.5	13.7	27.5	20.8
Purchased freight	314.6	28.7	270.6	28.0	44.0	16.3
Depreciation and amortization	94.0	8.6	94.8	9.8	(0.8)	(0.8)
Impairment	196.1	17.9	13.9	1.4	182.2	1,310.8
Restructuring charges	3.9	0.4	—	—	3.9	*
Other operating expenses	75.1	6.9	62.3	6.5	12.8	20.5
Total operating expenses	1,254.4	114.5	942.0	97.6	312.4	33.2
Operating ratio	114.5%		97.6%
Adjusted operating ratio(2)	93.8%		92.8%
INCOME (LOSS) FROM OPERATIONS	$(158.7)	(14.5)	$23.1	2.4	$(181.8)	(787.0)

OPERATING STATISTICS:
Total miles (in millions)(3)	222.3		218.7		3.6	1.6
Company-operated tractors, as of year-end	2,316		2,511		(195)	(7.8)
Owner-operated tractors, as of year-end	692		670		22	3.3
Number of trailers, as of year-end	8,068		8,683		(615)	(7.1)

Company-operated tractors, average for the year	2,458		2,280		178	7.8
Owner-operated tractors, average for the year	679		634		45	7.1
Total tractors, average for the year	3,137		2,914		223	7.7

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(3)	Total miles includes company and owner operator and excludes brokerage.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the years ended December 31, 2019 and 2018 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the years ended December 31, 2019 and 2018.

FLATBED SOLUTIONS

	Year Ended December 31,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$215.3	32.5	$206.2	31.1	$9.1	4.4
Owner operator freight	275.7	41.6	271.5	41.0	4.2	1.5
Brokerage	93.9	14.2	104.2	15.7	(10.3)	(9.9)
Logistics	2.8	0.4	3.0	0.5	(0.2)	(6.7)
Fuel surcharge	75.3	11.4	77.1	11.6	(1.8)	(2.3)
Total revenue	663.0	100.0	662.0	100.0	1.0	0.2

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	136.5	20.6	122.1	18.4	14.4	11.8
Fuel	49.9	7.5	50.8	7.7	(0.9)	(1.8)
Operations and maintenance	52.5	7.9	48.4	7.3	4.1	8.5
Purchased freight	304.8	46.0	331.9	50.1	(27.1)	(8.2)
Depreciation and amortization	51.8	7.8	36.1	5.5	15.7	43.5
Impairment	116.7	17.6	—	—	116.7	*
Restructuring charges	1.7	0.3	—	—	1.7	*
Other operating expenses	43.5	6.6	39.8	6.0	3.7	9.3
Total operating expenses	757.4	114.2	629.1	95.0	128.3	20.4
Operating ratio	114.2%		95.0%
Adjusted operating ratio(2)	95.3%		93.8%
INCOME (LOSS) FROM OPERATIONS	$(94.4)	(14.2)	$32.9	5.0	$(127.3)	(386.9)

OPERATING STATISTICS:
Total miles (in millions)(3)	256.2		243.8		12.4	5.1
Company-operated tractors, as of year-end	1,240		1,371		(131)	(9.6)
Owner-operated tractors, as of year-end	1,642		1,592		50	3.1
Number of trailers, as of year-end	4,740		5,141		(401)	(7.8)

Company-operated tractors, average for the year	1,305		1,205		100	8.3
Owner-operated tractors, average for the year	1,668		1,543		125	8.1
Total tractors, average for the year	2,973		2,748		225	8.2

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(3)	Total miles includes company and owner operator and excludes brokerage.

Revenue. Total revenue increased 7.7% to $1.74 billion for the year ended December 31, 2019 from $1.61 billion for the year ended December 31, 2018, primarily as a result of the Recent Acquisitions. The change in total revenue, excluding the effect of the Recent Acquisitions of $153.7 million, was a decrease of $29.8 million, or 1.8%, due to slow demand in the Flatbed Solution segment’s company freight and decreases in overall fuel surcharge revenue. Company freight revenue, excluding the effect of the Recent Acquisitions of $106.7 million, decreased $23.8 million, or 3.3%, from $721.7 million for the year ended December 31, 2018 to $697.9 million for the year ended December 31, 2019. Owner operator freight revenue, excluding the effect of the Recent Acquisitions of $15.1 million, decreased $0.4 million, or 0.1%, from $440.5 million for the year ended December 31, 2018 to $440.1 million for the year ended December 31, 2019. Brokerage revenue, excluding the effect of the Recent Acquisitions of $24.4 million, increased $3.9 million, or 1.5%, from $266.4 million for the year ended December 31, 2018 to $270.3 million for the year ended December 31, 2019. The decrease in company freight and owner operator freight revenue were primarily a result of a 5.6% decrease in miles driven, offset by a 3.7% increase in rate per mile when compared to the same period in 2018, excluding the effect of the Recent Acquisitions. Logistics, excluding the effect of the Recent Acquisitions of $0.9 million, increased $3.8 million, or 9.0%, from $42.8 million for the year ended December 31, 2018 to $46.6 million for the year ended December 31, 2019 as a result of increases in logistics activities.  Fuel surcharges, excluding the effect of the Recent Acquisitions of $6.5 million, decreased $13.3 million, or 9.4%, from $141.7 million for the year ended December 31, 2018 to $128.4 million for the year ended December 31, 2019 due to a decline in fuel prices.

The Company’s Specialized Solutions segment’s revenue was $1.1 billion for the year ended December 31, 2019 as compared to $965.1 million for the year ended December 31, 2018, an increase of 13.5%, which was primarily due to the Specialized Solutions Acquisitions. The increase in revenue, excluding the effect of the Specialized Solutions Acquisitions of $103.9 million, was an increase of $26.7 million, or 2.8%, due to increases in company and owner operator freight revenue and brokerage revenue. Company freight revenue, excluding the effect of the Specialized Solutions Acquisitions of $71.2 million, increased $7.7 million, or 1.5%, from $524.3 million for the year ended December 31, 2018 to $532.0 million for the year ended December 31, 2019. Owner operator freight revenue, excluding the effect of the Specialized Solutions Acquisitions of $10.7 million, increased $3.0 million, or 1.7%, from $171.8 million for the year ended December 31, 2018 to $174.8 million for the year ended December 31, 2019. Brokerage revenue, excluding the effect of the Specialized Solutions Acquisitions of $20.2 million, increased $17.5 million, or 10.7%, from $163.1 million for the year ended December 31, 2018 to $180.5 million. The increases in company freight and owner operator freight revenue were primarily a result of a 5.1% increase in rates, offset by a 3.4% decrease in miles driven when compared to the same period in 2018, excluding the effect of the Specialized Solutions Acquisitions. Logistics, excluding the effect of the Recent Acquisitions of

$0.9 million, increased $3.9 million, or 9.8%, from $39.9 million for the year ended December 31, 2018 to $43.9 million for the year ended December 31, 2019 as a result of increases in logistics activities. Fuel surcharges, excluding the effect of the Specialized Solutions Acquisitions of $0.8 million, decreased $5.4 million, or 8.1%, from $66.0 million for the year ended December 31, 2018 to $60.6 million for the year ended December 31, 2019.

The Company’s Flatbed Solutions segment’s revenue was $662.0 million for the year ended December 31, 2018 as compared to $663.0 million for the year ended December 31, 2019, an increase of 0.2%, which was primarily the result of the  Flatbed Solutions Acquisitions. The decrease in revenue, excluding the effect of the Flatbed Solutions Acquisitions of $49.8 million, was 7.4%, or $48.8 million, due to decreases in company and owner operator freight revenue, brokerage revenue and fuel surcharge. Company freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $35.5 million, decreased $26.5 million, or 12.8%, from $206.2 million for the year ended December 31, 2018 to $179.8 million for the year ended December 31, 2019. Owner operator freight revenue, excluding the effect of the Flatbed Solutions Acquisitions of $4.4 million, decreased $0.2 million, or 0.1%, from $271.5 million for the year ended December 31, 2018 to $271.3 million for the year ended December 31, 2019. Brokerage revenue, excluding the effect of the Recent Acquisitions of $4.1 million, decreased $14.4 million, or 13.8%, from $104.2 million for the year ended December 31, 2018 to $89.8 million for the year ended December 31, 2019. The decrease in company freight and owner operator freight revenue, excluding the effect of the Recent Acquisitions, was primarily a result of a 7.5% decrease in miles driven, and a 2.1% decrease in rate per mile when compared to the same period in 2018. Fuel surcharges, excluding the effect of the Flatbed Solutions Acquisitions of $5.8 million, decreased $7.6 million, or 9.8%, from $77.1 million for the year ended December 31, 2018 to $69.5 million for the year ended December 31, 2019.

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

Salaries, wages and employee benefits expense increased 18.6% to $483.2 million for the year ended December 31, 2019 from $407.4 million for the year ended December 31, 2018, primarily due to the Recent Acquisitions. The increase in salaries, wages and employee benefits expense, excluding the effect of the Recent Acquisitions of $55.1 million, was 5.1%, or $20.6 million, and was primarily due to increase in employee compensation, increase in average driver wages implemented in the second half of 2018 to address the general inflation in the trucking industry, one-time severance costs related to Projects Synchronize and Pivot and increase in employee health insurance cost. Excluding the effect of the Recent Acquisitions, salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 2.3% for the year ended December 31, 2019 as compared to the same period in 2018.

The Company’s Specialized Solutions segment had a $44.5 million, or 16.0%, increase in salaries, wages and employee benefits expense for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily as a result of the Specialized Solutions Acquisitions. This increase, excluding the effect of the Specialized Solutions Acquisitions of $34.8 million, was 3.5%, or $9.7 million, and was primarily due to increase in employee compensation, increase in average driver wages implemented in the second half of 2018 to address the general inflation in the trucking industry. Excluding the effect of the Specialized Solutions Acquisitions, salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 0.8% for the year ended December 31, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment had a $14.4 million, or 11.8%, increase in salaries, wages and employee benefits expense for the year ended December 31, 2019 compared to the year ended December 31, 2018, as a result of the Flatbed Solutions Acquisitions, which resulted in a $20.3 million increase. Excluding the effect of the Flatbed Solutions Acquisitions, salaries, wages and employee benefit expense decreased 4.9% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Excluding the effect of the Flatbed Solutions Acquisitions, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.3% for the year ended December 31, 2019 as compared to the same period in 2018.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

*Fuel expense excludes the effect of the Recent Acquisitions.

Total fuel expense decreased $2.6 million, or 1.8%, to $138.5 million for the year ended December 31, 2019 from $141.1 million for the year ended December 31, 2018. This decrease was primarily a result of lower fuel prices, offset by the Recent Acquisitions. Excluding the effect of the Recent Acquisitions of $16.0 million, fuel expense decreased 13.2%, or $18.6 million. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.178 for the year ended December 31, 2018, compared to $3.056 for the same periods in 2019, a 3.8% decrease. Total miles driven, excluding the Recent Acquisitions, decreased 5.6% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The Company’s Specialized Solutions segment’s fuel expense decreased 1.7% to $88.6 million for the year ended December 31, 2019 from $90.3 million for the year ended December 31, 2018, primarily as a result of lower fuel prices, offset by the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions of $8.2 million, fuel expense in the Specialized Solutions segment decreased 11.0% to $80.4 million. Total miles driven for the Specialized Solutions segment, excluding the Specialized Solutions Acquisitions, decreased 3.4% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The Company’s Flatbed Solutions segment’s fuel expense decreased 1.8% to $49.9 million for the year ended December 31, 2019 from $50.8 million for the year ended December 31, 2018, primarily as a result of lower fuel prices, offset by Flatbed Solutions Acquisitions. Excluding the effect of the Flatbed Solutions Acquisitions of $7.8 million, fuel expense in the Flatbed Solutions segment decreased 17.1% to $42.1 million. Total miles driven for the Flatbed Solutions segment, excluding the Flatbed Solutions Acquisitions, decreased 7.5% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

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

Operations and maintenance expense increased 17.4% to $213.1 million for the year ended December 31, 2019 from $181.5 million for the year ended December 31, 2018, primarily as a result of the Recent Acquisitions. After adjusting for the effect of the Recent Acquisitions of $20.6 million, operations and maintenance expense increased 6.1% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Excluding the effect of the Recent Acquisitions, operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 1.2% for the year ended December 31, 2019 as compared to the same period in 2018 as a result of increases in pilot car fees and the normal equipment trade cycles and related expenses.

The Company’s Specialized Solutions segment’s operations and maintenance expense increased $27.5 million, or 20.8%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of the Specialized Solutions Acquisitions. Excluding the effect of the Specialized Solutions Acquisitions of $15.1 million, operations and maintenance expense increased $12.3 million, or 9.3%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of increased pilot car fees and normal equipment trade cycles and related expenses. Excluding the effect of the Specialized Solutions Acquisitions, operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 1.3% for the year ended December 31, 2019 as compared to the same period in 2018.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $4.1 million, or 8.5%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of the Flatbed Solutions Acquisitions. Excluding the effect of the Flatbed Solutions Acquisitions of $5.4 million, operations and maintenance expense decreased $1.3 million, or 2.8%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of a reduction in the tractor and trailer fleets and the resulting effect on maintenance expense. Excluding the effect of the Flatbed Solutions Acquisitions, operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased of 0.3% for the year ended December 31, 2019 as compared to the same period in 2018.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 1.5% from $588.6 million for the year ended December 31, 2018 to $597.7 million for the year ended December 31, 2019, primarily as a result of the Recent Acquisitions of $34.7 million. Excluding the effect of the Recent Acquisitions on purchased freight expense, total purchased freight expense decreased 4.4% to $562.9 million for the year ended December 31, 2019. Purchased freight expense from owner-operators, excluding the Recent Acquisitions, decreased 3.3% from $370.7 million for the year ended December 31, 2018 to $358.4 million for the year ended December 31, 2019, primarily as a result of decrease in fuel surcharge reimbursements made to owner-operators as a result of lower fuel prices. Purchased freight expense from third-party capacity providers, excluding the Recent Acquisitions, decreased 6.2% from $217.9 million for the year ended December 31, 2018 to $204.5 million for the year ended December 31, 2019, primarily as a result of decreased utilization of third-party capacity providers. Excluding the effect of the Recent Acquisitions, purchased freight expense, as a percentage of consolidated total revenue, decreased 0.9% for the year ended December 31, 2019 as compared to the same period in 2018 as a result of lower utilization of third-party capacity providers and decreases in fuel surcharge reimbursements to owner-operators.

The Company’s Specialized Solutions segment’s purchased freight expense increased 16.3% to $314.6 million for the year ended December 31, 2019 from $270.6 million for the year ended December 31, 2018, primarily as a result of the Specialized Solutions Acquisitions of $27.9 million. Excluding the effect of the Specialized Solutions Acquisitions on purchased freight expense, total purchased freight expense increased 0.9% to $286.7 million for the year ended December 31, 2019. Purchased freight expense from owner-operators, excluding the Specialized Solutions Acquisitions,  decreased 1.5% from $131.0 million for the year ended December 31, 2018 to $129.0 million for the year ended December 31, 2019, primarily as a result of decreases in fuel surcharge reimbursements made to owner-operators as a result of lower fuel prices. Purchased freight expense from third-party capacity providers, excluding the Specialized Solutions Acquisitions, increased 12.9% from $139.7 million for the year ended December 31, 2018 to $157.7 million for the year ended December 31, 2019, primarily as a result of increased utilization of third-party capacity providers.  Excluding the effect of the Specialized Solutions Acquisitions, purchased freight expense, as a percentage of Specialized Solutions revenue, increased 0.9% for the year ended December 31, 2019 as compared to the same period in 2018 from higher utilization of third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 8.2% to $304.8 million for the year ended December 31, 2019 from $331.9 million for the year ended December 31, 2018. Excluding the effect of the Flatbed Solutions Acquisitions of $6.8 million, the Company’s Flatbed Solutions segment’s purchased freight expense decreased 10.2% to $297.9 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Purchased freight expense from owner-operators, excluding the Flatbed Solutions Acquisitions, decreased 4.3% to $229.4 million for the year ended December 31,

2019 from $239.7 million for the year ended December 31, 2018. Purchased freight expense from third-party capacity providers, excluding the Flatbed Solutions Acquisitions, decreased 25.7% from $92.2 million for the year ended December 31, 2018 to $68.5 million for the year ended December 31, 2019, primarily as a result of decreased utilization of third-party capacity providers.  Excluding the effect of the Flatbed Solutions Acquisitions, purchased freight expense, as a percentage of Flatbed Solutions revenue, decreased 1.5% for the year ended December 31, 2019 as compared to the same period in 2018.

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

Depreciation and amortization expense increased 11.7% to $146.5 million for the year ended December 31, 2019 from $131.1 million for the year ended December 31, 2018, primarily as a result of the Recent Acquisitions of $19.5 million. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $14.3 million and $18.2 million, respectively. After adjusting for the effect of the Recent Acquisitions, depreciation and amortization expense decreased $4.0 million as a result of the effect of asset impairment and the impact of a reduction of approximately 320 tractors and 1,000 trailers for the year ended December 31, 2019 as compared to the year ended December 31, 2018, offset by the impact of adoption of ASC 842 which resulted in the recognition of $20.5 million of depreciation expense on assets available for lease and leased to owner-operators.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased 0.8% to $94.0 million for the year ended December 31, 2019 as compared to $94.8 million for the year ended December 31, 2018 primarily as a result of a reduction of tractors and trailers. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $9.0 million and $16.6 million, respectively. After adjusting for the effect of the Specialized Solutions Acquisitions of $14.8 million, depreciation and amortization expense decreased $15.7 million as a result of the effect of asset impairment and the impact of a decrease in approximately 190 tractors and 600 trailers, offset by $2.4 million of depreciation expense recognized on assets available for lease and leased to owner-operators due to the impact of the adoption of ASC 842 for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 43.5% to $51.8 million for the year ended December 31, 2019 as compared to $36.1 million for the year ended December 31, 2018. Amortization of intangible assets and net impact of step-up in basis of acquired assets impact on expense was $5.3 million and $1.7 million, respectively. Excluding the Flatbed Solutions Acquisitions of $4.7 million, depreciation and amortization expense increased $11.1 million as a result of the impact of  adoption of ASC 842 which resulted in the recognition of $18.1 million of depreciation expense on assets available for lease and leased to owner-operators, offset by the effect of asset impairment and the impact of a reduction of approximately 130 tractors and 400 trailers in the segment’s fleet for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense increased from $17.2 million for the year ended December 31, 2018 to $19.2 million for the year ended December 31, 2019. Excluding the effect of the Recent Acquisitions, operating taxes and license expense, as a percentage of total revenue, was 1.1% for the year ended December 31, 2019 and 2018.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 9.0% to $49.9 million for the year ended December 31, 2019 from $45.8 million for the year ended December 31, 2018, primarily as a result of the Recent Acquisitions of $3.1 million. Excluding the effect of the Recent Acquisitions, insurance and claims, as a percentage of total revenue, increased from 2.8% for the year ended December 31, 2018 to 3.0% for the year ended December 31, 2019 primarily due to increases in claims accruals and liability premiums.

Impairment.  Impairment charges of $312.8 million were recognized in the year ended December 31, 2019  related to goodwill, intangible assets, property and equipment and right-of-use assets recognized under ASC 842. Impairment charges for the Specialized Solutions segment totaled $196.1 million and for the Flatbed Solutions segment totaled $116.7 million. In June 2018, the Company recorded an impairment charge of $2.8 million related to the trade names category of intangible assets. The trade name was impaired as a result of the reorganization and merger of two of the Company’s operating companies. In December 2018, the Company recorded an impairment charge of $11.1 million as a result of the carrying value of one operating segment exceeding its estimated fair value.

Restructuring Costs. Restructuring costs of $8.4 million were recognized in the year ended December 31, 2019 in connection with Project Synchronize and Project Pivot (the Plans). Restructuring costs for the Specialized Solutions segment totaled $3.9 million, for the Flatbed Solutions segment totaled $1.7 million, and for the corporate office totaled $2.8 million.

Operating Income (Loss).   Operating loss was $312.1 million, or 18.0% of revenue, for the year ended December 31, 2019 compared to operating income $21.9 million, or 1.4% of revenue, for the year ended December 31, 2018, primarily as a result of impairment and restructuring charges. Excluding these charges operating income was $9.1 million or 0.5% of revenue, a decrease of $12.8 million compared to the year ended December 31, 2018, primarily due to increases in owner operator freight and brokerage revenue which produces lower margins than company freight and increases in salaries and wages, operations and maintenance expense and depreciation and amortization as discussed above.

The Company’s Specialized Solutions segment’s operating loss was $158.7 million, or 14.5% of revenue, for the year ended December 31, 2019 compared to operating income of $23.1 million, or 2.4% of revenue, for the year ended December 31, 2018, primarily due to impairment and restructuring charges. Net of these charges, operating income was $41.3 million, or 3.8% of revenue, an increase of $18.2 million compared to the year ended December 31, 2018. The increase was due to an increase in the segment’s company freight and owner operator freight due to an increase in miles driven and rate per mile, as well as increases in brokerage and logistics revenue, offset by the increases in salaries and wages, fuel expense, maintenance expense, and services purchased from owner-operators and third-party capacity providers.

The Company’s Flatbed Solutions segment’s operating loss was $94.4 million, or 14.2% of revenue, for the year ended December 31, 2019 compared to operating income of  $32.9 million, or 5.0% of revenue, for the year ended December 31, 2018, primarily as a result of impairment and restructuring charges.  Net of these charges, operating income was $24.0 million, or 3.6% of revenue, a decrease of $8.9 million compared to the year ended December 31, 2018. The decrease is due to a decrease in company rate per mile, increase in owner operator freight revenue with lower margins than company freight and increases in salaries and wages and operations and maintenance.

Interest Expense. Interest expense consists of cash interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 10.8% to $50.4 million for the year ended December 31, 2019 from $45.5 million for the year ended December 31, 2018. This increase was primarily attributable to an increase in amortization of debt issuance costs, debt balances and interest rates on the Term Loan facility.

Income Tax. Benefit from income taxes increased from $15.9 million for the year ended December 31, 2018 to $54.6 million for the year ended December 31, 2019. The increase is primarily the result of the tax benefit of $53.8 million recognized on impairment charges in 2019. For the year ended December 31, 2018, final valuations of intangible assets related to the 2017 acquisitions resulted in recognized deferred tax liabilities, which were then remeasured at the TCJA rates resulting in the recognition of an approximately $12.6 million deferred tax benefit during the year ended December 31, 2018. The effective tax rate was 15.1% for the year ended December 31, 2019, compared to 75.4% for the year ended December 31, 2018. The effective income tax rate varies from the federal statutory rate primarily due to the impact of the TCJA, and to a lesser extent, state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

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

A reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
(Dollars in millions)	2019	2018

Net income (loss)	$(307.4)	$(5.2)
Depreciation and amortization	146.5	131.1
Interest income	(1.0)	(1.3)
Interest expense	50.4	45.5
Write-off of unamortized deferred financing fees	2.3	—
Income tax benefit	(54.6)	(15.9)
Acquisition-related transaction expenses	—	2.6
Business transformation costs	9.7	—
Impairment	312.8	13.9
Restructuring charges	8.4	—
Stock-based compensation expense	3.8	3.6
Adjusted EBITDA	$170.9	$174.3

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

A reconciliation of free cash flow to cash flows from operating activities for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
(Dollars in millions)	2019	2018
Net cash provided by operating activities	$114.1	$105.3
Purchases of property and equipment	(22.0)	(66.4)
Proceeds from sale of property and equipment	37.8	26.3
Free cash flow	$129.9	$65.2

Adjusted Operating Ratio

The Company uses Adjusted Operating Ratio as a supplement to its GAAP results in evaluating certain aspects of its business, as described below. The Company defines Adjusted Operating Ratio as (a) total operating expenses (i) less, acquisition-related transaction expenses, non-cash impairment, restructuring charges,  unusual or non-regularly recurring expenses or recoveries, (ii) less, business transformation costs, and (iii) further adjusted for the net impact of the step-up in basis (such as increased depreciation and amortization expense) and amortization of identifiable intangible assets resulting from acquisitions, as a percentage of (b) total revenue.

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

A reconciliation of operating ratio to adjusted operating ratio for each of the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
(Dollars in millions)	2019	2018

Revenue	$1,737.0	$1,613.1
Salaries, wages and employee benefits	483.2	407.4
Fuel	138.5	141.1
Operations and maintenance	213.1	181.5
Purchased freight	597.7	588.6
Depreciation and amortization	146.5	131.1
Impairment	312.8	13.9
Restructuring charges	8.4	—
Other operating expenses	148.9	127.6
Operating expenses	2,049.1	1,591.2
Operating ratio	118.0%	98.6%
Acquisition-related transaction expenses	—	2.6
Business transformation costs	9.7	—
Impairment	312.8	13.9
Restructuring charges	8.4	—
Amortization of intangible assets	14.3	16.7
Net impact of step-up in basis of acquired assets	18.1	24.1
Adjusted operating expenses	$1,685.8	$1,533.9
Adjusted operating ratio	97.1%	95.1%

A reconciliation of the Company’s Specialized Solutions segment’s operating ratio to adjusted operating ratio for the years ended December 31, 2019 and 2018 is as follows:

SPECIALIZED SOLUTIONS

	Year Ended December 31,
(Dollars in millions)	2019	2018

Revenue(1)	$1,095.7	$965.1
Salaries, wages and employee benefits	322.1	277.6
Fuel	88.6	90.3
Operations and maintenance	160.0	132.5
Purchased freight	314.6	270.6
Depreciation and amortization	94.0	94.8
Impairment	196.1	13.9
Restructuring charges	3.9	—
Other operating expenses	75.1	62.3
Operating expenses	1,254.4	942.0
Operating ratio	114.5%	97.6%
Business transformation costs	0.7	—
Impairment	196.1	13.9
Restructuring charges	3.9	—
Amortization of intangible assets	9.0	10.5
Net impact of step-up in basis of acquired assets	16.6	22.1
Adjusted operating expenses	$1,028.1	$895.5
Adjusted operating ratio	93.8%	92.8%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Flatbed Solutions segment’s operating ratio to adjusted operating ratio for the years ended December 31, 2019 and 2018 is as follows:

FLATBED SOLUTIONS

	Year Ended December 31,
(Dollars in thousands)	2019	2018

Revenue(1)	$663.0	$662.0
Salaries, wages and employee benefits	136.5	122.1
Fuel	49.9	50.8
Operations and maintenance	52.5	48.4
Purchased freight	304.8	331.9
Depreciation and amortization	51.8	36.1
Impairment	116.7	—
Restructuring charges	1.7	—
Other operating expenses	43.5	39.8
Operating expenses	757.4	629.1
Operating ratio	114.2%	95.0%
Business transformation costs	0.1	—
Impairment	116.7	—
Restructuring charges	1.7	—
Amortization of intangible assets	5.3	6.2
Net impact of step-up in basis of acquired assets	1.7	2.0
Adjusted operating expenses	$631.9	$620.9
Adjusted operating ratio	95.3%	93.8%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Adjusted Net Income (Loss)

The Company defines Adjusted Net Income (Loss) as net income (loss) adjusted for acquisition related transaction expenses, business transformation costs, non-cash impairments, restructuring charges, amortization of intangible assets, the net impact of step-up in basis of acquired assets and unusual or non-regularly recurring expenses or recoveries.

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

A reconciliation of Adjusted Net Income to net income (loss) for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
(Dollars in millions)	2019	2018

Net income (loss)	$(307.4)	$(5.2)
Acquisition-related transaction expenses	—	2.6
Business transformation costs	9.7	—
Expenses related to the Business Combination and related transactions	—	—
Impairment	312.8	13.9
Restructuring charges	8.4	—
Amortization of intangible assets	14.3	16.7
Net impact of step-up in basis of acquired assets	18.1	24.1
Tax impact of impairments in 2019 and TCJA(1) tax rate change in 2018	(53.8)	(12.6)
Adjusted net income	$2.1	$39.5

(1)	Tax Cuts and Jobs Act.

Liquidity and Capital Resources and Capital Requirements

The Company had the following sources of liquidity available as of December 31, 2019 and 2018.

	December 31,
(Dollars in millions)	2019	2018

Cash	$95.7	$46.0
Working capital surplus	71.0	131.7
Availability under line of credit	86.8	87.8
Total	$253.5	$265.5

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. In February 2018, the Company completed an underwritten public offering of 8,625,000 shares of the Company’s common stock for its own account. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the Company received approximately $84.4 million of net proceeds from the offering, which the Company has been using for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment or refinancing, and acquisitions. See Note 13 of Notes to the Consolidated Financial Statements for more information.

Cash increased by $49.7 million for the year ended December 31, 2019 as compared to December 31, 2018. This increase primarily resulted from net cash provided by operating activities. See below for more information.

As of December 31, 2019 and 2018, the Company had a working capital surplus of $71.0 million and $131.7 million, respectively. The decrease in working capital surplus is due primarily to the adoption of ASC 842 – Leases, which increased other current liabilities by $27.3 million and decreased current portion of sales-type leases by $16.2 million.  Additionally, accounts receivable decreased $11.4 million.

As of December 31, 2019, the Company had borrowings of $1.7 million, $13.9 million in letters of credit outstanding, and could incur approximately $86.8 million of additional indebtedness under the ABL Facility.

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

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business.  Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and or growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash capital receipts of approximately $15.8 million and financed $72.7 million of non-cash capital expenditures for the year ended December 31, 2019.

Total capital expenditures for the year ended December 31, 2019 and 2018 are shown below:

	Year Ended December 31,
(Dollars in millions)	2019	2018

Net cash capital expenditures (receipts)	$(15.8)	$40.1
Total financed capital expenditures	72.7	89.6
Accrued capital expenditures	—	0.3
Transfers of property and equipment to sales-type lease assets	—	(9.4)
Transfers of sales-type lease assets to property and equipment	—	1.3
Property and equipment sold for notes receivable	(0.4)	(0.8)
Total net capital assets additions	$56.5	$121.1

The decrease in total net capital assets additions is due to timing of the Company’s replacement cycle for revenue equipment.

Additionally, the Company entered into capitalized operating leases for revenue equipment with terms of 1.5 to 5 years and real property with terms of 1.5 to 10 years having asset values at lease inception of $29.0 million and $10.2 million, respectively, for the year ended December 31, 2019.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of December 31, 2019, the Company has (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150.0 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 10 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility.

The Company had $185.2 million of equipment term loans and $25.5 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months.  Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Business combinations – The Company’s strategy has historically been to consolidate the open-deck transportation industry and it has used significant amounts of capital to acquire 20 businesses since Daseke Companies, Inc.’s inception in 2008. However, during 2019, the Company focused on organic growth, increasing free cash flow and margins. The Company will continue to evaluate potential tuck-in transactions of its subsidiaries and any other sources of growth it considers in its best interest.

Cash Flows

The Company’s summary statements of cash flows information for the years ended December 31, 2019 and 2018 is set forth in the table below:

	Year Ended December 31,
(Dollars in millions)	2019	2018

Net cash provided by operating activities	$114.1	$105.3
Net cash provided by (used in) investing activities	$15.8	$(171.8)
Net cash provided by (used in) financing activities	$(79.6)	$20.9

Operating Activities.  Cash provided by the Company’s operating activities consists of net income or loss adjusted for certain non-cash items, including depreciation and amortization, non-cash operating lease expense, deferred income taxes, impairment, and the effect of changes in working capital and other activities.

Cash provided by operating activities was $114.1 million during the year ended December 31, 2019 and consisted of $307.4 million of net loss plus $443.2 million of non-cash items, consisting primarily of depreciation, amortization, operating lease expense,  deferred taxes, impairment of goodwill, intangible and tangible assets, restructuring charges and stock-based compensation, less $21.7 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the year ended December 31, 2019 primarily reflect a $2.6 million decrease in drivers’ advances and other receivables, a $1.8 million decrease in prepaid expenses and other current assets, a $1.8 million decrease in accounts payable and $23.7 million decrease in accrued expenses and other liabilities, offset by $8.2 million in payments received on accounts receivable. Cash provided by operating activities was $105.3 million during the year ended December 31, 2018 and consisted of $5.2 million of net loss plus $126.4 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes, impairment of goodwill and intangible assets, and stock-based compensation, less $15.9 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the year ended December 31, 2018 primarily reflect a $33.2 million increase in accounts receivable and a $4.2 million increase in prepaid expenses and other current assets, offset by $14.7 million in payments received on sales-type leases and a $6.8 million increase in accounts payable and accrued expenses.

The $8.8 million increase in cash provided by operating activities during the year ended December 31, 2019, as compared with the year ended December 31, 2018, was primarily the result of a $302.2 million increase in net loss, reduced by a $17.8 million increase in depreciation, $8.4 million in restructuring, $2.3 million in write-off of deferred financing fees, a $298.9 million increase in impairment, $27.2 million increase in non-cash operating lease expense, and $2.6 million increase in bad debt expense. The increase in net loss was further increased by a $40.0 million decrease in deferred tax benefit, $2.0 increase in gain on disposition of property and equipment, an $5.8 million increase in net cash used by working capital, further reduced by $2.4 million deferred gain recognized on sales-type leases and $0.8 million for the gain on disposition of building during the year ended December 31, 2018 which did not occur during the year ended December 31, 2019.

Investing Activities. Cash flows from investing activities increased from $171.8 million used in investing activities due to $131.7 million cash paid for Recent Acquisitions and net cash equipment purchases of $40.1 million for the year ended December 31, 2018 to $15.8 million provided by investing activities for the year ended December 31, 2019 due to a decrease of $44.4 million in cash equipment purchases and an increase of $11.5 million in cash receipts from sales of revenue equipment for the year ended December 31, 2019.

Total net cash capital expenditures (receipts) for the year ended December 31, 2019 and 2018 are shown below:

	Year Ended December 31,
(Dollars in millions)	2019	2018

Revenue equipment (tractors, trailers and trailer accessories)	$15.6	$51.0
Buildings and building improvements	1.5	9.3
Other	4.9	6.1
Total cash capital expenditures	22.0	66.4
Less: Proceeds from sales of property and equipment	37.8	26.3
Net cash capital expenditures (receipts)	$(15.8)	$40.1

Financing Activities. Cash flows from financing activities decreased from $20.9 million provided by financing activities for the year ended December 31, 2018 to $79.6 million used in financing activities for the year ended December 31, 2019, primarily a result of proceeds of $84.4 million from issuance of common stock in the year ended December 31, 2018 and net debt repayments of $57.1 million. Cash flows from financing activities for the year ended December 31, 2019 included repayments of $74.3 million of long-term debt.

Material Debt

Overview

As of December 31, 2019, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and capital lease agreements; and
•	bank mortgage secured by real estate

The amounts outstanding under such agreements and other debt instruments were as follows as of December 31, 2019 and 2018:

	December 31,
(Dollars in millions)	2019	2018

Line of credit	$1.7	$—
Term loan facility	488.5	493.5
Mortgages	3.2	3.9
Equipment term loans	185.2	186.8
Finance lease obligations	25.5	18.2
Total long-term debt and capital leases	704.1	702.4
Less: current portion	(59.4)	(63.5)
Long-term debt and finance leases obligations, less current portion	$644.7	$638.9

See Note 10 and Note 2 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt and finance lease obligations, respectively.

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. The Company had stand-by letters of credit in the amount of $15.9 million and $14.2 million at December 31, 2019 and 2018, respectively. The letters of credit provide collateral primarily for liability insurance claims.

At December 31, 2019, there were 17,520,329 shares of common stock issuable upon exercise of outstanding warrants at a strike price of $11.50 per share.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2019:

	Payments Due By Period
	Less Than			More Than
(Dollars in millions)	1 Year	1‑3 Years	3‑5 Years	5 Years	Total
Long-term debt obligations, including interest(1)	$96.3	$162.8	$263.1	$371.5	$893.7
Finance lease obligations(2)	7.3	12.2	8.4	0.6	28.5
Capitalized operating lease obligations(3)	27.3	46.2	24.1	23.0	120.6
Purchase obligations(4)	—	—	—	—	—
Total contractual obligations	$130.9	$221.2	$295.6	$395.1	$1,042.8

(1)

Includes interest obligations on long-term debt and excludes fees. For variable rate debt, the interest rate in effect as of December 31, 2019 was utilized. The table assumes long-term debt is held to maturity.

(2)	Finance lease obligations relate primarily to revenue equipment.
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

Goodwill is tested for impairment at least annually (or more frequently if impairment indicators arise) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance on goodwill. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using discounted expected future cash flows. The Company’s annual assessment is conducted as of October 1 of each year. Prior to 2017, the annual assessment was conducted as of November 1, but was changed during 2017 to better align with the Company’s reporting periods. The change in testing date does not delay, accelerate or avoid an impairment charge. The Company determined that it is impractical to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to October 1, 2017 without the use of hindsight. As such, the Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 1, 2017 (see Note 6 for additional details).

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

Accrued Insurance and Claims

The Company uses a combination of purchased insurance, self-insurance, and captive group programs. The insurance provides for the cost of vehicle liability, cargo loss, damage, general liability, property, workers’ compensation claims and employee medical benefits. Self-insurance accruals relate primarily to vehicle liability, cargo damage, workers’ compensation and employee medical claims.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 will become effective for the Company on January 1, 2022. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 became effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The adoption of this pronouncement on January 1, 2019 did not impact the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The new standard will become effective for the Company beginning with the first quarter 2023 and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate exposure arising from the credit facilities and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. In conjunction with the Business Combination, in February 2017, the Company’s interest rate swap was terminated. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $4.9 million. As of December 31, 2019 and December 31, 2018, the Company had outstanding approximately $492.1 million and $497.3 million, respectively, of variable rate borrowings that were not subject to interest rate swaps.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are required to be  designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures should include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, due to the material weaknesses identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We did not design and maintain effective information technology general computer controls related to program change management and user access and management’s review of the completeness and accuracy of certain system-generated reports. Additionally, management’s review of the completeness and accuracy of the impairment analysis prepared in coordination with our third-party valuation specialist during the third quarter of 2019 did not operate at a sufficient level of precision to prevent or detect a material misstatement. These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures for the year ended December 31, 2019 or any quarterly period therein.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as state in its report, which appears in this Item of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.

Management Remediation Initiatives as of December 31, 2019

Management of the Company and the Board take internal controls and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. Management believes that progress has been made during the year ended December 31, 2019, and through the date of this report, to remediate the underlying causes of the material weaknesses in internal control over financial reporting and is taking the following remediation steps.

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

Material weakness related to ineffective asset impairment process

The remediation actions include: (i) reviewing our impairment processes and controls and enhancing the overall design and procedures performed on deliverables from the specialist; (ii) re-designing our management review controls and enhancing the precision of review around the key assumptions and inputs into the specialist’s models and resulting valuations and allocations; (iii) evaluate the sufficiency of our accounting resources and personnel to determine whether additional resources are needed; (iv) evaluate whether further enhancements are needed to the design of our impairment procedures and controls; and (v) demonstrate consistent operating effectiveness of our management review controls over impairments over a sufficient time period.

We expect that the remediation of this material weakness will be completed during the fourth quarter of 2020 due to the timing of our annual impairment analysis, unless triggering events require an interim impairment analysis.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses as of December 31, 2019

As previously disclosed in the 2018 Annual Report on Form10-K, the Company identified material weaknesses at certain of our operating companies related to the review and approval of manual journal entries and the review and approval of payroll and revenue transactions.  We have determined that these material weaknesses have been fully remediated as of December 31, 2019.

The remediation steps we have taken include:

•	Developing and implementing a training program and discussing the issues with the impacted personnel, including operating company leadership and business control owners;
•	Assessing the Company’s Evidence of Internal Control policies and procedures and revising policies and procedures as needed to provide necessary guidance to the operating companies;
•	Evaluating whether further enhancements were needed to the design of corporate / operating company business process controls; and
•	Augmenting the existing in-house SOX Compliance department to help oversee the control development, control testing and remediation process.

As of December 31, 2019, the remedial measures described above have been satisfactorily implemented and we have had sufficient time to test the operating effectiveness of such remedial measures. We maintained effective internal control over financial reporting related to the review and approval of manual journal entries and the review and approval of payroll and revenue transactions and as such, the material weaknesses identified in the Company’s internal control over financial reporting related to  the review and approval of manual journal entries and the review and approval of payroll and revenue transactions have been remediated.

Material weakness related to ineffective information technology general controls (ITGCs)

During 2019, Management made progress in the remediation of the underlying ITGC deficiencies, however, certain controls were not in place for a sufficient period of time for management to conclude whether they operated effectively as of December 31, 2019.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

•

Deficiencies in management’s review of the completeness and accuracy of the impairment analysis prepared in coordination with the third-party valuation specialist did not operate at a sufficient level of precision to prevent or detect a material misstatement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 10, 2020 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

March 10, 2020

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

4.12*	Description of Common Stock.

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

Exhibit No.	Exhibit

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

10.10+

Separation Agreement, dated as of August 26, 2019, by and between Don R. Daseke and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 29, 2019).

10.11+

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

10.13+

Second Amendment to the Employment Agreement, dated August 30, 2018, by and between the registrant and R. Scott Wheeler (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed by the registrant on March 3, 2019).

10.14+

Separation Agreement, dated as of September 4, 2019, by and between Scott Wheeler and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 4, 2019).

10.15+

Employment Agreement, dated February 27, 2017, by and between the registrant and Angie J. Moss (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

Exhibit No.	Exhibit
10.16+

Employment Agreement, effective September 6, 2018, by and between the registrant and Bharat Mahajan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 9, 2018).

10.17+

Transition and Separation Agreement, dated as of September 3, 2019, by and between Bharat Mahajan and the registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on September 4, 2019).

10.18+

Employment Agreement, effective January 16, 2019, by and between the registrant and Christopher R. Easter (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the registrant on March 3, 2019).

10.19+

First Amendment to Employment Agreement, effective as of September 6, 2019, by and between Christopher Easter and the registrant (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.20+

Employment Agreement, dated as of September 19, 2019, by and between Brian Bonner and the registrant (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.21+

Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.22+

Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on May 26, 2017, effective as of February 27, 2017 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.23+

First Amendment to Daseke, Inc. 2017 Omnibus Incentive Plan (as amended and restated on May 26, 2017, effective as of February 27, 2017), effective as of September 6, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.24+	Daseke, Inc. 2017 Management Stock Ownership Program (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.25+

Daseke, Inc. 2017 Management Stock Ownership Program for Selected Management (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386).

10.26+	Daseke, Inc. 2017 Stock Ownership Program for Employees (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.27+

Daseke, Inc. 2017 Stock Ownership Program for Truck Driver Employees (incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.28+

Daseke, Inc. Form of Restricted Stock Unit Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.10 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.29+

Daseke, Inc. Form of Non-Qualified Stock Option Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

Exhibit No.	Exhibit

10.30+	Form of Restricted Stock Unit Award Agreement of the registrant (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.31+	Form of Non-Qualified Stock Option Award Agreement of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.32+

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.33+

Non-Qualified Stock Option Award Agreement, dated September 6, 2019, by and between Christopher Easter and the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.34+

Restricted Stock Unit Award Agreement, dated as of September 19, 2019, by and between Brian Bonner and the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
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

Exhibit No.	Exhibit
†	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DASEKE, INC.
(Registrant)

Date:	March 10, 2020	By:	/s/ Christopher Easter
Christopher Easter
Chief Executive Officer, Chief Operating Officer and Director (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 10, 2020, behalf of the registrant and in the capacities indicated.

/s/ Christopher Easter	Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer and Principal Financial Officer)
Christopher Easter
/s/ Angie J. Moss	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Angie J. Moss
/s/ Brian Bonner	Executive Chairman
Brian Bonner
/s/ Don R. Daseke	Director
Don R. Daseke
/s/ Daniel J. Hennessy	Director
Daniel J. Hennessy
/s/ Kevin M. Charlton	Director
Kevin M. Charlton
/s/ Jonathan Shepko	Director
Jonathan Shepko
/s/ Ena Williams	Director
Ena Williams
/s/ Chuck Serianni	Director
Chuck Serianni
/s/ Kim Warmbier	Director
Kim Warmbier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2020 expressed an adverse opinion.

Change in accounting principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases due to the adoption of the new leasing standard. The Company adopted the new leasing standard by recognizing a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019.

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

Dallas, Texas

March 10, 2020

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$95.7	$46.0
Accounts receivable, net of allowance of $3.5 and $1.2 at December 31, 2019 and 2018, respectively	197.8	209.2
Drivers’ advances and other receivables	8.2	5.5
Current portion of net investment in sales-type leases	—	16.2
Parts supplies	3.5	4.9
Prepaid and other current assets	21.9	26.3
Total current assets	327.1	308.1

Property and equipment, net	439.0	572.7
Intangible assets, net	109.1	208.8
Goodwill	139.9	258.4
Right-of-use assets	95.9	—
Other long-term assets	29.6	42.9
Total assets	$1,140.6	$1,390.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20.5	$22.2
Accrued expenses and other liabilities	44.2	46.5
Accrued payroll, benefits and related taxes	28.2	21.7
Accrued insurance and claims	18.7	18.1
Current portion of long-term debt	59.4	63.5
Other current liabilities	48.8	21.9
Total current liabilities	219.8	193.9

Line of credit	1.7	—
Long-term debt, net of current portion	631.6	622.7
Deferred tax liabilities	69.9	126.8
Other long-term liabilities	78.9	0.5
Total liabilities	1,001.9	943.9

Commitments and contingencies (Note 16)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at December 31, 2019 and 2018	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 64,589,075 and 64,455,174 shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Additional paid-in-capital	437.5	433.9
Accumulated deficit	(363.4)	(51.0)
Accumulated other comprehensive loss	(0.4)	(0.9)
Total stockholders’ equity	138.7	447.0
Total liabilities and stockholders’ equity	$1,140.6	$1,390.9

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In millions, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Company freight	$804.6	$721.7	$460.8
Owner operator freight	455.3	440.5	172.0
Brokerage	294.7	266.4	120.9
Logistics	47.5	42.8	22.1
Fuel surcharge	134.9	141.7	70.5
Total revenue	1,737.0	1,613.1	846.3

Operating expenses:
Salaries, wages and employee benefits	483.2	407.4	250.0
Fuel	138.5	141.1	93.7
Operations and maintenance	213.1	181.5	118.4
Communications	4.4	3.3	2.1
Purchased freight	597.7	588.6	225.3
Administrative expenses	75.5	58.5	33.2
Sales and marketing	5.1	3.4	2.0
Taxes and licenses	19.2	17.2	11.0
Insurance and claims	49.9	45.8	24.0
Acquisition-related transaction expenses	—	2.6	3.4
Depreciation and amortization	146.5	131.1	76.9
Gain on disposition of revenue property and equipment	(5.2)	(3.2)	(0.7)
Impairment	312.8	13.9	—
Restructuring charges	8.4	—	—
Total operating expenses	2,049.1	1,591.2	839.3
Income (loss) from operations	(312.1)	21.9	7.0

Other expense (income):
Interest income	(1.0)	(1.3)	(0.4)
Interest expense	50.4	45.5	29.5
Write-off of unamortized deferred financing fees	2.3	—	3.9
Other	(1.8)	(1.2)	(0.7)
Total other expense	49.9	43.0	32.3

Loss before benefit for income taxes	(362.0)	(21.1)	(25.3)
Benefit for income taxes	(54.6)	(15.9)	(52.3)
Net income (loss)	(307.4)	(5.2)	27.0

Other comprehensive income:
Unrealized income on interest rate swaps	—	—	0.1
Foreign currency translation adjustments, net of tax expense (benefit) of $0.3, $(0.5) and $0.5, respectively	0.5	(1.8)	0.9
Comprehensive income (loss)	(306.9)	(7.0)	28.0

Net income (loss)	(307.4)	(5.2)	27.0
Less dividends to Series A convertible preferred stockholders	(5.0)	(4.9)	(4.2)
Less dividends to Series B convertible preferred stockholders	—	—	(0.8)
Net income (loss) attributable to common stockholders	$(312.4)	$(10.1)	$22.0

Net income (loss) per common share:
Basic	$(4.86)	$(0.16)	$0.59
Diluted	$(4.86)	$(0.16)	$0.56
Weighted-average common shares outstanding:
Basic	64,303,438	61,654,820	37,592,549
Diluted	64,303,438	61,654,820	39,593,701

Dividends declared per Series A convertible preferred share	$7.63	$7.63	$6.40
Dividends declared per Series B convertible preferred share	$—	$—	$12.50

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017

(In millions, except share data)

	Series A Convertible		Series B Convertible					Retained	Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Earnings	Other
				Par		Par	Additional	(Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Shares	Value	Paid- In Capital	Deficit)	Income (Loss)	Total
Balance at January 1, 2017	—	$—	64,500	$—	20,980,961	$—	117.8	$(14.7)	$(0.1)	$103.0
Income on interest rate swaps	—	—	—	—	—	—	—	—	0.1	0.1
Series B convertible preferred stock dividend	—	—	—	—	—	—	—	(0.8)	—	(0.8)
Repurchase of common shares	—	—	—	—	(3,616,781)	—	(36.2)	—	—	(36.2)
Conversion of Series B convertible preferred stock to common shares	—	—	(64,500)	—	9,301,150	—	—	—	—	—
Shares assumed by legal acquirer	—	—	—	—	11,050,630	—	83.6	—	—	83.6
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(19.0)	—	—	(19.0)
Issuance of Series A convertible preferred stock	650,000	65.0	—	—	—	—	—	—	—	65.0
Issuance of common stock	—	—	—	—	10,996,328	—	127.3	—	—	127.3
Effect of reverse acquisition on deferred taxes	—	—	—	—	—	—	2.5	—	—	2.5
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(4.2)	—	(4.2)
Stock-based compensation expense	—	—	—	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	0.9	0.9
Net income	—	—	—	—	—	—	—	27.0	—	27.0
Balance at December 31, 2017	650,000	65.0	—	—	48,712,288	—	277.9	7.3	0.9	351.1
Exercise of stock options	—	—	—	—	5,000	—	0.1	—	—	0.1
Exercise of warrants	—	—	—	—	2	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	84,516	—	(0.4)	—	—	(0.4)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(4.9)	—	(4.9)
Stock-based compensation expense	—	—	—	—	—	—	3.6	—	—	3.6
Issuance of common stock	—	—	—	—	10,653,368	—	104.5	—	—	104.5
Issuance of earnout shares	—	—	—	—	5,000,000	—	48.2	(48.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Net loss	—	—	—	—	—	—	—	(5.2)	—	(5.2)
Balance at December 31, 2018	650,000	65.0	—	—	64,455,174	—	433.9	(51.0)	(0.9)	447.0
Vesting of restricted stock units	—	—	—	—	133,901	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(5.0)	—	(5.0)
Stock-based compensation expense	—	—	—	—	—	—	3.8	—	—	3.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	0.5	0.5
Net loss	—	—	—	—	—	—	—	(307.4)	—	(307.4)
Balance at December 31, 2019	650,000	$65.0	—	$—	64,589,075	$—	$437.5	$(363.4)	$(0.4)	$138.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(307.4)	$(5.2)	$27.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	132.2	114.4	70.2
Amortization of intangible assets	14.3	16.7	6.7
Amortization of deferred financing fees	3.5	2.9	1.8
Non-cash operating lease expense	27.2	—	—
Write-off of deferred financing fees	2.3	—	3.9
Stock-based compensation expense	3.8	3.6	1.9
Deferred taxes	(59.8)	(19.8)	(53.4)
Bad debt expense	3.7	1.1	0.2
Non-cash interest expense	—	—	0.1
Gain on disposition of property and equipment	(5.2)	(3.2)	(0.7)
Gain on disposition of building	—	(0.8)	—
Deferred gain recognized on sales-type leases	—	(2.4)	(1.4)
Impairment	312.8	13.9	—
Restructuring charges	8.4	—	—
Changes in operating assets and liabilities
Accounts receivable	8.2	(33.2)	(15.3)
Drivers’ advances and other receivables	(2.6)	—	0.5
Payments received on sales-type leases	—	14.7	5.8
Prepaid and other current assets	(1.8)	(4.2)	(3.4)
Accounts payable	(1.8)	(8.9)	0.3
Accrued expenses and other liabilities	(23.7)	15.7	1.6
Net cash provided by operating activities	114.1	105.3	45.8

Cash flows from investing activities
Purchase of property and equipment	(22.0)	(66.4)	(19.8)
Proceeds from sale of property and equipment	37.8	26.3	5.8
Cash paid in acquisitions, net of cash acquired	—	(131.7)	(279.8)
Net cash provided by (used in) investing activities	15.8	(171.8)	(293.8)

Cash flows from financing activities:
Advances on line of credit	1,357.0	1,101.2	754.6
Repayments on line of credit	(1,355.3)	(1,105.8)	(756.9)
Principal payments on long-term debt	(76.0)	(58.6)	(239.5)
Proceeds from Term Loan Facility	—	—	500.0
Proceeds from long-term debt	—	6.1	12.3
Deferred financing fees	(0.3)	(1.5)	(19.2)
Pay off of subordinated debt	—	—	(66.7)
Proceeds from issuance of common stock	—	84.4	127.9
Repurchase of common stock	—	—	(36.2)
Issuance of Series A convertible preferred stock	—	—	65.0
Exercise of options	—	—	—
Series A convertible preferred stock dividends	(5.0)	(4.9)	(4.2)
Series B convertible preferred stock dividends	—	—	(2.0)
Net cash provided by (used in) financing activities	(79.6)	20.9	335.1

Effect of exchange rates on cash and cash equivalents	(0.6)	0.9	(0.1)

Net increase (decrease) in cash and cash equivalents	49.7	(44.7)	87.0
Cash and cash equivalents – beginning of year	46.0	90.7	3.7
Cash and cash equivalents – end of year	$95.7	$46.0	$90.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In millions)

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$46.7	$42.7	$28.7
Cash paid for income taxes	3.6	2.4	1.1

Noncash investing and financing activities
Property and equipment acquired with debt or capital lease obligations	72.7	89.6	21.9
Accrued capital expenditures	—	0.3	—
Property and equipment sold for notes receivable	0.4	0.8	0.6
Property and equipment transferred to sales-type lease	—	9.4	7.1
Sales-type lease returns to property and equipment	—	1.3	0.8
Sales-type lease assets acquired with debt or capital lease obligations	—	9.9	—
Sales-type lease assets sold for notes receivable	—	57.6	28.4
Sales-type lease returns to sales-type lease assets	—	32.9	19.7
Common stock issued in acquisitions	—	19.7	64.0
Issuance of earnout share	—	48.2	—
Right-of-use assets acquired	$39.2	$—	$—

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts is as follows (in millions):

	Year Ended December 31,
	2019	2018
Beginning balance	$1.2	$0.2
Provision, charged to expense	3.7	1.1
Write-off, less recoveries	(1.4)	(0.1)
Ending balance	$3.5	$1.2

Cash and Cash Equivalents

Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. The Company has a money market account as of December 31, 2019 and 2018.

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

Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required. During 2019, the Company recognized impairments of $97.6 million related to property and equipment within certain asset groups, which are more fully described in Note 7.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fuel Surcharge

Fuel surcharge revenue compensates the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges from customers on loaded miles. Typically fuel surcharge does not apply to empty miles, idle time or out of route miles.

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

Advertising

Advertising costs are expensed as incurred and were insignificant for the years ended December 31, 2019, 2018 and 2017.

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

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and penalties related to income tax matters in income tax expense within the statements of operations and comprehensive income (loss). The Company had no uncertain tax positions as of December 31, 2019 and 2018. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2016. The Company is no longer subject to state income tax examinations by tax authorities for years before 2015.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable. One customer represented 10.2% of trade accounts receivable as of December 31, 2019 and no customer represented greater than 7% of trade accounts receivable as of December 31, 2018. No customer represented 10% or more of total revenue for the years ended December 31, 2019, 2018 and 2017.

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurs financing costs which are being amortized using the straight line method, which approximates the effective interest rate method, over the terms of the obligations. As of December 31, 2019 and 2018, the balance of deferred finance charges was $11.4 million and $16.2. million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense for the years ended December 31, 2019, 2018 and 2017 totaled $3.5 million, $2.9 million and $1.8 million, respectively, which is included in interest expense. During 2019, the Company expensed $2.3 million to write-off certain deferred financing fees due to unsuccessful efforts to restructure the debt facilities. In February 2017, in conjunction with new term loan financing, as amended, discussed in Note 10, the Company incurred deferred financing costs of $14.2 million and an additional $4.8 million in November 2017 related to the tack-on loan. Unamortized deferred financing fees totaling $3.9 million were expensed as a result of the new term loan financing.

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

The fair value of the Company’s interest rate swaps was determined using cash flow computer models with unobservable inputs, therefore the liability for interest rate swaps was classified within Level 3 of the fair value framework. In conjunction with the Business Combination discussed in Note 3, the Company’s lone interest rate swap was terminated. The table below is a summary of the changes in the fair value of this liability for the year ended December 31, 2017 (in millions):

2017
Balance, beginning of year	$(0.1)
Change in fair value	0.1
Balance, end of year	$—

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company valued contingent consideration for acquisition related earn-outs (see Note 4 for details) using Level 3 inputs. The table below is a summary of the changes in the fair value of the earn-out liability for the years ended December 31, 2019 and 2018 (in millions):

	2019	2018
Balance, beginning of year	$21.9	$0.8
Fair value of earn-out liability for acquisition	—	21.2
Change in fair value	(0.4)	(0.1)
Balance, end of year	$21.5	$21.9

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

Accrued Insurance and Claims

The Company uses a combination of purchased insurance, self-insurance, and captive group programs. The insurance provides for the cost of vehicle liability, cargo loss, damage, general liability, property, workers’ compensation claims and employee medical benefits. Self-insurance accruals relate primarily to vehicle liability, cargo damage, workers’ compensation and employee medical claims.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has 13 operating segments as of December 31, 2019, 16 operating segments as of December 31, 2018 and 15 operating segments as of December 31, 2017 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

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

For the years ended December 31, 2019 and 2018, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and outstanding stock options were not included in the computation of diluted earnings (loss) per share as their effects were anti-dilutive. Additionally, for the years ended December 31, 2019 and 2018, there was no dilutive effect from the Merger Agreement earn-out provision (see Note 3) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants). For the year ended December 31, 2017, shares of Private Daseke’s Series B Convertible Preferred Stock (Series B Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Internal-use software

The Company capitalized relevant software implementation costs incurred to develop or obtain internal-use software of approximately $2.8 million and $2.0 million as of December 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 will become effective for the Company on January 1, 2022. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 became effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The adoption of this pronouncement on January 1, 2019 did not impact the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The new standard will become effective for the Company beginning with the first quarter 2023 and is not expected to have a material impact on the Company’s consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LEASES

Change in Accounting Principle

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which created Topic 842 (ASC 842), Leases. On January 1, 2019, the Company adopted ASC 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018. This Topic requires balance sheet recognition of lease assets and lease liabilities for leases classified as operating leases under GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

Lessee

The adoption of this standard had a material impact on the Company’s financial position. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities on the Company’s consolidated balance sheet of approximately $96.9 million and $96.9 million, respectively, as of January 1, 2019. The right-of-use assets recorded on the balance sheet include primarily trucking facilities and terminals and revenue equipment leases. The standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive income (loss), however, there have been additions and modifications to its existing financial disclosures.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determines whether an arrangement is classified as a lease at inception. The right-of-use assets and lease liabilities relating to operating leases are included in right-of-use assets, other current liabilities, and other long-term liabilities on the Company's consolidated balance sheets. The right-of-use assets and lease liabilities relating to finance leases are included in other long-term assets, current portion of long-term debt, and long-term debt, net of current portion on the Company's consolidated balance sheets. The Company's right-of-use assets represent its right to use the underlying assets for the lease term and the Company's lease liabilities represent its obligation to make lease payments arising from the leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company's capitalized operating lease agreements generally do not provide an implicit rate. The Company develops an incremental borrowing rate based on the information available at the commencement date regarding the interest rate applicable to collateralized borrowings for a period similar to the original lease period. The incremental borrowing rates were used in determining the present value of lease payments which is reflected as the lease liability.

The Company follows ASC 360, “Impairment or Disposal of Long-Lived Assets” guidance to determine whether right-of-use assets relating to operating and finance leases are impaired. Due to triggering events identified in the third quarter of 2019, the Company recorded impairment charges of $10.0 million to right-of-use assets relating to operating leases and $0.8 million to right-of-use assets relating to finance leases for the year ended December 31, 2019. See Note 6 for discussion on the triggering events.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s components of lease expenses for the year ended December 31, 2019 (in millions):

		Year Ended
	Classification	December 31, 2019
Operating lease cost
Revenue equipment	Operations and maintenance	$22.2
Real estate	Administrative expense	13.8
Total operating lease cost		$36.0

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$5.4
Interest on lease liabilities	Interest expense	0.9
Total finance lease cost		$6.3

Total lease cost(a)		$42.3
(a)	Short-term lease expense and variable lease expense are immaterial.

The components of assets and liabilities for operating and finance leases are as follows as of December 31, 2019 (in millions):

	Classification	December 31, 2019
Assets
Capitalized operating lease right-of-use assets	Right-of-use assets	$95.9
Finance lease right-of-use assets	Other long-term assets	25.3
Total lease assets		$121.2

Liabilities
Capitalized operating lease liabilities:
Current	Other current liabilities	$27.3
Non-current	Other long-term liabilities	77.8
Total capitalized operating lease liabilities		$105.1

Finance lease liabilities:
Current	Current portion of long-term debt	$6.2
Non-current	Long-term debt, net of current portion	19.3
Total finance lease liabilities		$25.5

Total lease liabilities		$130.6

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of supplemental cash flows related to leases for the year ended December 31, 2019 (in millions):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capitalized operating leases	$(35.6)
Operating cash flows from finance leases	(0.9)
Financing cash flows from finance leases	(5.9)
Right-of-use assets obtained in exchange for lease obligations:
Capitalized operating lease right-of-use assets	$39.2
Finance lease right-of-use assets	13.1

Related Party Leases

The Company leases certain office facilities, terminals and revenue equipment from entities owned or partially owned by stockholders or employees on month-to-month operating and capitalized operating leases. Total lease expense related to these leases was $4.8 million, $4.7 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Future minimum lease payments under non-cancelable related party operating leases are as follows (in millions):

	Revenue	Office and
Year ending December 31,	Equipment	Terminals
2020	$0.4	$4.1
2021	0.2	4.1
2022	0.2	4.1
2023	0.1	4.0
2024	—	4.0
Thereafter	—	10.4
Total	$0.9	$30.7

The following table is the future payments on leases as of December 31, 2019 (in millions):

	Capitalized
	Operating	Finance
Year ending December 31,	leases	leases	Total
2020	$27.3	$7.3	$34.6
2021	25.5	7.1	32.6
2022	20.7	5.1	25.8
2023	15.1	5.5	20.6
2024	9.0	2.9	11.9
Thereafter	23.0	0.6	23.6
Total lease payments	120.6	28.5	149.1
Less: interest	(15.5)	(3.0)	(18.5)
Present value of lease liabilities	$105.1	$25.5	$130.6

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of weighted average lease terms and discount rates for leases as of December 31, 2019:

2019
Weighted-average remaining lease term (years)
Capitalized operating leases	5.01
Finance leases	3.83
Weighted-average discount rate
Capitalized operating leases	5.54%
Finance leases	4.51%

The following table is the future payments under lease agreements as of December 31, 2018 prior to adoption of ASC 842 (in millions):

	Capital Leases	Operating Leases
		Revenue	Office
Year ending December 31,		Equipment	and Terminals
2019	$5.7	$19.5	$11.9
2020	4.5	13.0	11.2
2021	4.3	5.7	9.5
2022	2.4	3.2	8.5
2023	2.9	0.3	6.6
Thereafter	0.8	—	23.0
Total minimum lease payments	$20.6	$41.7	$70.7
Loan amount attributable to interest	(2.4)
Total (Present value of minimum lease payments on capital leases)	18.2
Less: current portion	(4.8)
Long-term capital leases	$13.4

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

The Company leases tractors and trailers to certain of its owner-operators and accounts for these transactions as operating leases. Historically, the Company had accounted for these equipment leases as sales-type leases. Under the new guidance, the Company's equipment leases no longer qualify for sales-type lease treatment and are accounted for as operating leases. This change in accounting treatment resulted in the derecognition of net investment in sales-type leases and recording the associated assets as if the agreements were always operating leases. The Company no longer recognizes a lease receivable, unearned interest income, or deferred gain related to sales-type leases and recognizes income from operating leases as payments are received. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term, which are reported in purchased freight on the consolidated statements of operations and comprehensive income (loss). The Company's equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

The Company recorded depreciation expense of $20.5 million on its assets leased under operating leases for the year ended December 31, 2019. Lease income from lease payments related to the Company's operating leases for the year ended December 31, 2019, was

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$24.2 million.

The following table is the future minimum receipts on leases as of December 31, 2019 (in millions):

Year ending December 31,	Amount
2020	$23.8
2021	17.3
2022	9.8
2023	4.9
2024	1.3
Thereafter	0.3
Total minimum lease receipts	$57.4

The components of the net investment in sales-type leases as of December 31, 2018 prior to the adoption of ASC 842 are as follows (in millions):

2018
Minimum lease receivable	$78.1
Deferred gain	(10.1)
Net minimum lease receivable	68.0
Unearned interest income	(12.3)
Net investment in sales-type leases	55.7
Current portion	(16.2)
$39.5

The following table is the future minimum receipts on leases as of December 31, 2018 prior to the adoption of ASC 842 (in millions):

Year ending December 31,	Amount
2019	$16.2
2020	14.5
2021	11.0
2022	11.2
2023	2.6
Thereafter	0.2
Total	$55.7

NOTE 3 – BUSINESS COMBINATION

On February 27, 2017, Hennessy consummated the merger of Hennessy’s wholly-owned subsidiary with and into Daseke, Inc., with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination) pursuant to the Agreement and Plan of Merger, dated December 22, 2016 (the Merger Agreement). The aggregate consideration received by Private Daseke stockholders upon closing was $266.7 million, consisting of newly issued shares of common stock at a value of $10.00 per share. The Merger Agreement contains an earn-out provision through which Private Daseke stockholders could receive up to 15 million additional shares of common stock (with up to 5 million shares payable annually with respect to 2017, 2018 and 2019 performance). The full 15 million shares are only payable if (i) the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) for 2017, 2018 and 2019 is at least $140.0 million, $170.0 million and $200.0 million, respectively, and (ii) the closing share price of the Company’s common stock is at least $12.00, $14.00 and $16.00 for any 20 trading days in a consecutive 30 trading day period in 2017, 2018 and 2019, respectively. For each year, the 5 million earn-out shares will be prorated to the extent the annualized Adjusted EBITDA (giving effect to acquisitions and as defined in the Merger Agreement) exceeds 90% but represents less than 100%, of the applicable earn-out target. The Company met the earn-out provisions for the year ended December 31, 2017 and 5 million shares were issued to the Private Daseke stockholders in the second quarter of 2018. In 2018 and 2019, Daseke did not

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

meet the earn-out provision and no shares were issued.

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

The following table is a summary of cash proceeds and utilization of proceeds in the Business Combination (in millions):

Proceeds

Public share proceeds(1)	$83.4
Issuance of Series A Preferred Stock	65.0
Term Loan Facility	250.0
Cash(2)	3.2
Total proceeds	401.6

Use of Proceeds

Repayment of Line of Credit(3)	16.7
Repayment of Senior Term Loan(4)	122.7
Repayment of equipment loans(5)	89.5
Repayment of subordinated debt(6)	67.5
Payment of deferred financing fees(7)	14.1
Repurchase Main Street and Prudential shares(8)	36.2
Hennessy transaction costs	19.1
Daseke transaction costs(9)	1.2
Total use of proceeds	367.0

Net cash received	$34.6

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

2018 Acquisitions

The following is a summary of the allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the Company’s 2018 acquisitions (in millions):

(all amounts in U.S. dollars)
	Leavitt's	Builders	Kelsey Trail	Aveda
Accounts receivable	$1.9	$8.4	$2.3	$37.3
Parts supplies	0.1	0.3	—	—
Prepaid and other current assets	0.4	1.5	0.4	2.5
Property and equipment	8.5	29.4	9.2	89.8
Goodwill	5.1	14.7	3.3	7.7
Intangible assets	3.6	10.6	1.5	15.0
Other long-term assets	—	0.5	—	—
Deferred tax liability	—	(9.2)	(2.7)	(6.7)
Accounts payable and other liabilities	(4.9)	(19.9)	(8.0)	(30.0)
Total	$14.7	$36.3	$6.0	$115.6

Leavitt’s Freight Service

On August 1, 2018, the Company acquired 100% of the outstanding equity interests of Leavitt’s Freight Service, Inc. (Leavitt’s), based in Springfield, Oregon. Total consideration paid was $14.9 million of cash, which was funded with cash on hand. The acquisition was treated as an asset purchase because Leavitt’s was a qualified subchapter S-subsidiary acquired directly from an S-corporation; therefore, the values assigned to the intangible assets and goodwill are deductible for tax purposes. Approximately $0.3 million of transaction expenses were incurred in the acquisition, which will be deductible for tax purposes because the transaction qualified as an asset purchase. As of December 31, 2018, the valuation of identifiable intangible assets was completed resulting in a

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decrease of $1.6 million to the provisional intangible assets recorded of $5.2 million, with a corresponding increase to goodwill.  The resulting intangible assets totaling $3.6 million consist of trade name valued at $1.8 million, non-compete agreements valued at $0.5 million and customer relationships intangible of $1.3 million.  For the three months ended December 31, 2018, the change resulted in an insignificant decrease in amortization expense and accumulated amortization.

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

Aveda Transportation and Energy Services

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), pursuant to the Agreement and the Plan of Arrangement (the Agreement). Total consideration paid was $118.7 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, and the payoff of $54.8 million of outstanding debt. The Company will also pay to the holders of Aveda common shares up to C$0.45 in cash per Aveda common share, contingent on and based on Aveda’s Company EBITDA (as defined in the Agreement) meeting certain thresholds set forth in the Agreement for the period beginning June 1, 2018 and ending on May 1, 2019 or with agreement of the parties, July 1, 2018 to June 30, 2019. The contingent consideration for this earn-out has been valued at an estimated $21.2 million and has not been paid to the sellers as of December 31, 2019. The Aveda acquisition was a stock purchase; therefore, the value assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $1.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of December 31, 2018, the valuation of identifiable intangible assets was completed resulting in an increase of $6.1 million to the provisional intangible assets recorded of $9.0 million. The resulting intangible assets totaling $15.0 million consist of trade name valued at $6.3 million, non-compete agreements valued at $1.5 million and customer relationships intangible of $7.2

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million. For the three months ended December 31, 2018, the change resulted in an insignificant increase in amortization expense and accumulated amortization.  Additionally, goodwill and deferred tax liability were increased by $0.7 million to recognize deferred taxes on the increase in amortizable identifiable intangible assets. Additionally, goodwill and deferred tax liability were increased by $4.7 million to adjust the beginning balance of deferred taxes. During the first quarter of 2019, goodwill and deferred tax liability were increased by $0.7 million to adjust the beginning balance of deferred taxes.

2017 Acquisitions

The following is a summary of the allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the Company’s 2017 acquisitions (in millions):

(all amounts in U.S. dollars)
				Tennessee
		Moore	Roadmaster	Steel
	Belmont	Freight	Group	Haulers	R&R	Steelman	Schilli	Big Freight
Accounts receivable	$0.2	$4.5	$9.8	$20.2	$5.1	$4.4	$8.6	$4.9
Parts supplies	—	0.3	0.2	—	0.1	0.1	1.7	0.2
Prepaid and other current assets	0.1	0.3	1.1	5.9	1.5	2.3	2.5	0.3
Property and equipment	1.6	22.0	36.8	8.7	16.9	11.1	39.9	11.5
Goodwill	2.4	17.3	51.7	34.6	15.7	9.7	11.1	7.7
Intangible assets	1.8	30.4	22.9	49.9	11.0	6.6	6.0	4.2
Other long-term assets	—	0.1	0.7	19.0	0.2	5.0	0.9	0.1
Deferred tax liability	(1.3)	(13.8)	(10.0)	(32.6)	(8.9)	(4.8)	(15.4)	(4.8)
Accounts payable and other liabilities	(0.3)	(1.9)	(26.8)	(14.0)	(3.4)	(15.6)	(27.9)	(6.3)
Total	$4.5	$59.2	$86.4	$91.7	$38.2	$18.8	$27.4	$17.8

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma financial information reflects the 2018 acquisitions as if they occurred on January 1, 2018. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on January 1, 2018. Further, the pro forma financial information does not purport to project the future operating results of the consolidated company.

Year Ended December 31,
(unaudited)
(In millions, except per share amounts)	2018
Pro forma revenue	$1,747.4
Pro forma net loss	$(5.7)
Pro forma net loss per common share:
Basic	$(0.09)
Diluted	$(0.09)

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of December 31 (in millions):

	2019	2018
Insurance	$10.1	$7.4
Licensing, permits and tolls	5.4	5.6
Other assets	3.1	4.4
Other prepaids	1.7	3.9
Assets held for sale	—	3.6
Highway and fuel taxes	1.6	1.4
Total	$21.9	$26.3

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise.

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments (Project Synchronize or the Plan), which reduced the number of operating segments from 16 to 13. The Plan was implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. Additionally, the Company announced the planned implementation of Business Improvement Plans (BIP), which are expected to increase profitability by right-sizing trailer-to-tractor ratios, yielding management capacity allocations, and improving maintenance execution. On September 4, 2019, the Company announced a comprehensive restructuring plan (Project Pivot) intended to reduce its cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. As part of Project Pivot, the Company executed a new management restructuring and substantial corporate cost reduction plan. See Note 8 for additional details.

During the third quarter of 2019, the Company identified a triggering event following the announcement of Projects Synchronize and Pivot, the BIP, and the decline in the Company’s stock price. As a result, the Company completed goodwill impairment and asset impairment analyses as of September 30, 2019 (see Note 8 for additional details).  The result of the September 30, 2019 goodwill impairment analysis was a non-cash goodwill impairment charge of $112.8 million and $6.0 million that were recorded in the third and fourth quarters, respectively, of which $111.0 million is not deductible for tax purposes. Goodwill impairment is recorded in impairment in the consolidated statements of operations and comprehensive income (loss). During the fourth quarter of 2018,

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management performed goodwill impairment testing on its reporting units, which resulted in goodwill impairment for one reporting unit of $11.1 million.

The summary of changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows (in millions):

	Flatbed	Specialized	Total
Goodwill balance at January 1, 2018	$105.9	196.8	$302.7
Impairment	—	(11.1)	(11.1)
Goodwill acquired and adjustments to previously recorded goodwill (net)	(4.4)	(27.7)	(32.1)
Foreign currency translation adjustment	—	(1.1)	(1.1)
Goodwill balance at December 31, 2018	101.5	156.9	258.4
Impairment	(42.2)	(76.6)	(118.8)
Adjustments to previously recorded goodwill (net)	—	(0.3)	(0.3)
Foreign currency translation adjustment	—	0.6	0.6
Goodwill balance at December 31, 2019	$59.3	$80.6	$139.9

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

Intangible assets consisted of the following at December 31, 2019 and 2018 (in millions):

	As of December 31, 2019			As of December 31, 2018
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$21.7	$(18.4)	$3.3	$33.8	$(12.8)	$21.0
Customer relationships	88.9	(42.2)	46.7	130.9	(33.5)	97.4
Trade names	59.1	—	59.1	90.6	—	90.6
Foreign currency translation adjustment	—	—	—	(0.2)	—	(0.2)
Total intangible assets	$169.7	$(60.6)	$109.1	$255.1	$(46.3)	$208.8

As of December 31, 2019, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.7 and 9.7 years, respectively. As of December 31, 2018, non-competition agreements and customer relationships had weighted average remaining useful lives of 3.0 and 10.4 years, respectively. See Note 4 for more information on intangible assets acquired.

Amortization expense for intangible assets with definite lives was $14.3 million, $16.7 million and $6.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2020	$1.3	$5.9
2021	1.0	5.9
2022	0.9	5.9
2023	0.1	5.9
2024	—	4.5
Thereafter	—	18.6
Total	$3.3	$46.7

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

During the third quarter of 2019, the Company recorded an impairment charge of $97.6 million to adjust property and equipment to fair value, resulting in the Specialized Solutions segment recognizing $58.6 million and the Flatbed Solutions segment recognizing $39.0 million in impairment. The impairment charge is included in impairment in the consolidated statements of operations and comprehensive income (loss).

The components of property and equipment are as follows at December 31 (in millions):

	2019	2018
Revenue equipment	$597.0	$734.0
Buildings and improvements	64.3	61.9
Assets leased and available for lease to owner-operators	59.9	—
Furniture and fixtures, office and computer equipment and vehicles	40.2	36.5
	761.4	832.4
Accumulated depreciation	(322.4)	(259.7)
Total	$439.0	$572.7

Depreciation expense was $132.2 million, $114.4 million and $70.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation expense and accumulated depreciation on assets leased and available for lease to owner-operators was $20.5 million for the year ended December 31, 2019. Included in depreciation expense is the net impact of the step-up in basis of fixed assets resulting from acquisitions of $18.2 million, $24.1 million and $8.4 for the years ended December, 2019, 2018 and 2017, respectively.

NOTE 8 – INTEGRATION AND RESTRUCTURING

As discussed in Note 6, the Company implemented Project Synchronize and Project Pivot which resulted in recording of integration and restructuring costs. The integration and restructuring costs consist of assets impairments, employee-related costs, and other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs, which are accounted for in accordance with ASC 420 “Exit or Disposal Cost Obligations”. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income (loss). The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

The Company recorded $8.4 million of integration and restructuring expenses in connection with Projects Synchronize and Pivot for the year ended December 31, 2019.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the integration and restructuring costs as of December 31, 2019 (in millions):

	Severance	Operating
	and	Lease	Fixed Asset
	Other Payroll	Termination	Impairment	Other	Total
Specialized Solution
Costs accrued	$0.6	$0.5	$1.4	$1.4	$3.9
Amounts paid or charged	(0.6)	(0.5)	(1.4)	(1.4)	(3.9)
Specialized Solution balance at December 31, 2019	—	—	—	—	—
Flatbed Solution
Costs accrued	0.8	—	0.7	0.3	1.8
Amounts paid or charged	(0.8)	—	(0.7)	(0.3)	(1.8)
Flatbed Solution balance at December 31, 2019	—	—	—	—	—
Corporate
Costs accrued	2.7	—	—	—	2.7
Amounts paid or charged	(0.9)	—	—	—	(0.9)
Corporate balance at December 31, 2019	1.8	—	—	—	1.8
Consolidated
Costs accrued	4.1	0.5	2.1	1.7	8.4
Amounts paid or charged	(2.3)	(0.5)	(2.1)	(1.7)	(6.6)
Consolidated balance at December 31, 2019	$1.8	$—	$—	$—	$1.8

NOTE 9 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at December 31 (in millions):

	2019	2018
Brokerage and escorts	$16.9	$12.6
Other accrued expenses	10.6	8.0
Owner operator deposits	7.1	9.3
Unvouchered payables	6.1	11.7
Sales and local taxes payable	1.7	3.3
Fuel and fuel taxes	1.3	1.2
Interest	0.5	0.4
	$44.2	$46.5

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in millions):

	2019	2018
Line of credit	$1.7	$—
Term loan facility	488.5	493.5
Equipment term loans	188.4	190.7
Finance and capital leases	25.5	18.2
	704.1	702.4
Less current portion	(59.4)	(63.5)
Less unamortized deferred financing costs	(11.4)	(16.2)
Long-term portion	$633.3	$622.7

Term Loan Facility

The Company has a $500.0 million term loan facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto (the Term Loan Facility) with a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.00% per annum and LIBOR (subject to a 1.00% floor) plus 5.00% per annum. At December 31, 2019, the average interest rate on the Term Loan Facility was 7.4%.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and repurchases of equity interests, transactions with affiliates, prepayments and redemptions of certain other indebtedness, burdensome agreements, holding company limitations, changes in fiscal year and modifications of organizational documents.

ABL Facility

The Company has a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The ABL Facility’s maximum credit amount may be increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of December 31, 2019, the Company had borrowings of $1.7 million, $13.9 million in letters of credit outstanding, and could incur approximately $86.8 million of additional indebtedness under the ABL Facility.

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

At December 31, 2019, the interest rate on the ABL Facility was 5.25%.

The ABL Facility is secured by all of the Company’s U.S.-based accounts receivable, parts supplies, cash and cash equivalents excluding proceeds of the Term Loan Facility, securities and deposit accounts and other general assets not included in the Term Loan Facility collateral.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of December 31, 2019, the Company had term loans collateralized by equipment in the aggregate amount of $185.2 million with 33 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 10.7%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of December 31, 2019, the Company has a bank mortgage loan with a balance of $3.2 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020. The interest rate and monthly payments will be adjusted on November 1, 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2020 (which will not be less than 3.7%). The bank mortgage loan matures November 1, 2023.

Finance and Capital Leases

The Company leases certain equipment under long-term finance and capital lease agreements that expire on various dates through May 2025. As of December 31, 2018, the book value of the property and equipment recorded under capital leases was $16.6 million, net of accumulated depreciation of $7.8 million. Depreciation expense related to property and equipment under capital lease was $2.9 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively. See Note 2 for information on finance leases.

Main Street Capital Corporation

In 2013, Main Street Capital Corporation (Main Street) loaned the Company $20.0 million under a senior subordinated secured term loan (the Main Street Loan). The Main Street Loan was subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. Paid-in kind (PIK) interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the year ended December 31, 2017, $0.1 million of accrued PIK interest was added to the principal balance. In conjunction with Business Combination, the Main Street Loan was repaid in February 2017. See Note 3 for additional details on the Business Combination.

Prudential Capital Partners

In 2013, the Company issued senior secured subordinated promissory notes in the initial aggregate principal amount of $20.0 million (PCP Subordinated Notes) to Prudential Capital Partners IV, L.P., Prudential Capital Partners (Parallel Fund) IV, L.P. and Prudential Capital Partners Management Fund IV, L.P. (collectively, the PCP Investors) pursuant to the Securities Purchase Agreement, dated as of November 12, 2013, by and among the Company, certain of its subsidiaries and the PCP Investors. The PCP Subordinated Notes were subordinate to the PNC Credit Agreement and Equipment Term Loans. Interest payments were due monthly through maturity at the rate of 12% per annum. PIK interest, at a rate of 2.5% per annum, could have been paid monthly or accrued and added to the principal balance quarterly, at the option of the Company. For the year ended December 31, 2017, $0.1 million of accrued PIK

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest was added to the principal balance. In conjunction with Business Combination, the PCP Subordinated Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

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

Future principal payments on long-term debt are as follows (in millions):

Year ending December 31,	Line of credit	Term Loan Facility	Equipment Term Loans	Total

2020	$—	$5.0	$48.2	$53.2
2021	—	2.5	43.8	46.3
2022	1.7	2.5	34.8	39.0
2023	—	2.5	32.3	34.8
2024	—	138.6	19.6	158.2
Thereafter	—	337.4	9.7	347.1
Total long-term debt	$1.7	$488.5	$188.4	$678.6

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The components of the Company’s United States and foreign provision for income taxes were as follows for the years ended December 31 (in millions):

	2019	2018	2017
Current:
Federal	$(0.3)	$(0.1)	$(0.1)
State	3.7	4.0	1.3
Total current taxes	3.4	3.9	1.2
Deferred:
Federal	(45.5)	(10.9)	(51.4)
State	(11.6)	(7.4)	(1.9)
Foreign	(0.9)	(1.5)	(0.2)
Total deferred taxes	(58.0)	(19.8)	(53.5)
Benefit for income taxes	$(54.6)	$(15.9)	$(52.3)

A reconciliation between the effective income tax rate and the United States statutory income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows (in millions):

	2019	2018	2017
Income tax benefit at United States statutory income tax rate	$(76.1)	$(4.4)	$(8.8)
Federal income tax effects of:
State income tax expense	(6.2)	(2.7)	(0.3)
Foreign taxes	—	—	(0.2)
Foreign tax rate differential	(0.8)	(0.3)	0.1
Goodwill impairment	23.4	—	—
Per diem and other nondeductible expenses	2.3	4.1	3.2
Change in valuation allowance	1.2	—	—
Cumulative effect of change in effective tax rate	—	(12.6)	(46.1)
Tax credits	(0.3)	(0.1)	(0.1)
Other	1.9	0.1	(0.1)
Benefit for income taxes	$(54.6)	$(15.9)	$(52.3)
Effective tax rate	15.1%	75.4%	206.8%

The decrease in the effective tax rate for the year ended December 31, 2019 compared to the year ended December 31, 2018 is primarily the result of a one-time benefit in 2018 related to the remeasurement of the net deferred tax liability as a result of the Tax Cuts and Jobs Act (TCJA) combined with a significant one-time tax cost in 2019 related to the impairment of goodwill for which there was no tax basis.  The decrease in the effective tax rate for the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily the result of a one-time tax benefit related to changes in future tax rates on net deferred tax liabilities as a result of the enactment of the TCJA in December 2017.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Deferred tax assets
Accrued expenses	$7.0	$5.3
Vacation accrual	0.6	0.6
Accounts receivable	0.8	0.4
Net operating losses	30.2	31.7
Interest expense limitation	—	1.3
Deferred start-up costs	1.3	1.4
Stock based compensation	1.5	1.3
Operating lease liabilities	20.6	—
Foreign assets	9.0	1.7
	71.0	43.7
Valuation allowance	(7.4)	—
Total deferred tax assets	63.6	43.7

Deferred tax liabilities
Sales-type leases	—	(2.3)
Prepaid expenses	(4.7)	(4.1)
481(a) adjustment	(0.9)	(1.7)
Intangible assets	(19.4)	(44.0)
Property and equipment	(82.9)	(111.7)
Right of Use Asset	(18.9)	—
Foreign liabilities	(6.7)	(6.7)
Total deferred tax liabilities	(133.5)	(170.5)

Net deferred tax liability	$(69.9)	$(126.8)

During the year ended December 31, 2019, the Company established a valuation allowance of $6.1 million against a portion of its foreign deferred tax assets that, in the judgement of management, are not more likely than not to be realized. As of December 31, 2019, the valuation allowance was $7.4 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible.

At December 31, 2019, the Company has U.S. federal net operating loss carry forwards of approximately $109.0 million on a pre-tax basis. The Company has state and foreign net operating losses of $4.7 million and $8.4 million, respectively, on an after tax basis. These loss carryforwards begin expiring in 2023.

The Company had no uncertain tax positions as of December 31, 2019 and 2018. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2016; however, federal net operating loss carry forwards from years prior to 2016 remain subject to review and adjustment by tax authorities. The Company is no longer subject to state income tax examinations by tax authorities for years before 2015.

NOTE 12 – RELATED PARTY TRANSACTIONS

Related Party Debt

As described in Note 10, the Company issued Subordinated Debt to Main Street and PCP Investors. Both lenders were stockholders of the Company. For the year ended December 31, 2017, Main Street received interest payments of $0.5 million. For the year ended December 31, 2017, PCP Investors received interest payments of $0.5 million. In conjunction with the Business Combination, the

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Main Street Loan and the PCP Subordinated Notes were both repaid in February 2017. See Note 3 for additional details on the Business Combination.

As disclosed in Note 10, the LST seller received subordinated notes as partial consideration. Interest paid to the LST seller was $0.4 for the year ended December 31, 2017. In conjunction with the Business Combination, the LST Seller Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

As disclosed in Note 10, the BHE Sellers received subordinated notes as partial consideration. Interest paid for the year ended December 31, 2017 was immaterial. In conjunction with Business Combination, the BHE Seller Notes were repaid in February 2017. See Note 3 for additional details on the Business Combination.

Other Related Party Transactions

An employee and stockholder has a 1% investment in an entity that is also a Company vendor. Total amounts paid to this vendor for product and subscription purchases were approximately $0.6 million for each of the years ended December 31, 2019, 2018 and 2017, respectively. Amounts due to the vendor as of December 31, 2019 and 2018 totaled approximately $9,000 and $10,000, respectively.

The Company does business with an entity in which two employees, who are also stockholders, are minority owners. Revenue received from this customer totaled approximately $0.4 million, $0.7 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Accounts receivable due from this entity totaled approximately $24,000 and $51,000 as of December 31, 2019 and 2018, respectively.

The Company sold equipment to an entity partially owned by an employee and stockholder for proceeds of $1.0 million with a net book value of $0.8 million, realizing a gain of $0.2 million for the year ended December 31, 2018. There were no such transactions for the years ended December 31, 2019 and 2017.

Additionally, the Company does business with a carrier owned by a stockholder’s spouse. Revenue received from this carrier totaled approximately $1.8 million, $0.1 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017. Accounts receivable due from this entity totaled approximately $19,000 and $71,000 as of December 31, 2019 and 2018.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019, the Company has approximately 0.7 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 14 for additional details about the Company’s stock-based compensation plan.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. The Company’s board of directors declared quarterly dividends on the Series A Preferred Stock of $0.68 per share on April 24, 2017, and $1.91 per share on July 18, 2017, which were both then paid on July 28, 2017. On October 17, 2017 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on October 20, 2017. On November 19, 2017 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on December 15, 2017. There were no accrued dividends as of December 31, 2017. On February 27, 2018 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2018. On May 22, 2018, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 20, 2018. On August 21, 2018, the Company’s board of directors declared a third quarterly dividend of $1.91 per share, which was paid on September 14, 2018. On November 27, 2018, the Company’s board of directors declared a fourth quarterly dividend of $1.91 per share, which was paid on December 15, 2018. On February 27, 2019 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2019. On May 21, 2019, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 15, 2019. On August 20, 2019 the Company’s board of directors declared a third quarterly dividend of $1.91 per share, which was paid on September 15, 2019. On November 14, 2019, the Company’s board of directors declared a fourth quarterly dividend of $1.91 per share, which was paid on December 15, 2019.  There were no accrued dividends as of December 31, 2019.

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

Warrants

At December 31, 2019, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may call the Public Warrants for redemption at a price of $0.01 per warrant if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the Public Warrant holders.

NOTE 14 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (the Incentive Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. Under the Incentive Plan, the Company is authorized to issue up to 4.5 million shares of common stock. All awards granted were authorized under the Plan. These awards generally vest annually on a pro-rata basis over a five-year period on the anniversary of each grant date. The Company also grants awards to its directors under the Incentive Plan. The awards granted to directors vest ratably over periods of one, two or five years annually on the anniversary of each grant date.

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. Aggregate stock-based compensation charges, net of forfeitures, were $3.8 million, $3.6 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, there was $4.1 million and $5.0 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 2.8 years for stock options and 2.4 years for restricted stock units.

Stock Options

The following table summarizes stock option grants under the Plan:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)

Director Group	150,000	100,000	5 years	$9.98	$4.36
Employee Group	2,632,730	2,208,924	3-5 years	$8.56	$3.70
Total		2,308,924

The Company’s calculations of the fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants were estimated utilizing the following assumptions for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Weighted average expected life	6.3 years	6.5 years	6.5 years
Risk-free interest rates	1.45% to 2.58%	2.28% to 3.00%	1.95% to 2.23%
Expected volatility	32.5% to 37.9%	36.7% to 39.9%	40.1% to 40.6%
Expected dividend yield	0.00%	0.00%	0.00%

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of option activity under the Incentive Plan as of December 31, 2019 and changes during the year ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)

Outstanding as of January 1, 2018	1,655,995	$10.36	9.3	$6.5
Granted	491,095	9.81
Exercised	(5,000)	9.98
Forfeited or expired	(75,561)	10.46
Outstanding as of December 31, 2018	2,066,529	10.23	8.5	—
Granted	631,136	3.20
Forfeited or expired	(388,741)	9.73
Outstanding as of December 31, 2019	2,308,924	$8.39	8.0	$0.2

Exercisable as of December 31, 2018	323,737	$10.39	8.3	$—
Vested and expected to vest as of December 31, 2018	2,066,529	10.23	8.5	—
Exercisable as of December 31, 2019	648,331	10.35	7.4	—
Vested and expected to vest as of December 31, 2019	2,308,924	$8.39	8.0	$0.2

The stock options’ maximum contract term is ten years. The total weighted average fair value of options granted during the years ended December 31, 2019 and 2018 was $0.8 million and $2.1 million, respectively.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Incentive Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)

Director Group	785,498	730,838	1-2 years	$2.75
Employee Group	1,568,655	450,044	5 years	$10.59
Total		1,180,882

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock unit awards activity under the Incentive Plan as of December 31, 2019 and changes during the year ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2018	763,591	$9.98
Granted	592,015	11.57
Vested	(128,130)	9.86
Forfeited	(386,115)	11.43
Non-vested as of December 31, 2018	841,361	10.44
Granted	753,986	2.45
Vested	(187,956)	10.35
Forfeited	(226,509)	10.16
Non-vested as of December 31, 2019	1,180,882	$5.44

NOTE 15 – DEFINED CONTRIBUTION PLAN

On January 1, 2015, the Company established the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under the Internal Revenue Code provisions of Section 401(k). Under the safe harbor matching requirements, the Company had expenses of approximately $5.7 million, $3.7 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company sponsored defined contribution profit-sharing plans, including 401(k) provisions for substantially all employees of acquired companies whose plans were merged into the Retirement Plan effective January 1, 2019.  Matching contributions for 401(k) defined contribution plans not yet merged into the Retirement Plan totaled approximately $0.4 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit at December 31, 2019 totaling approximately $15.9 million, including those disclosed in Note 10. These letters of credit are related to liability and workers compensation insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses totaled $9.5 million, $5.1 million and $3.0 million for the Flatbed Solutions segment for the years ended December 31, 2019, 2018 and 2017, respectively. Intersegment revenues and expenses totaled $11.5 million, $8.9 million and $3.9 million for the Specialized Solutions segment for the years ended December 31, 2019, 2018 and 2017, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects certain financial data of the Company’s reportable segments for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Totals
Year Ended December 31, 2019
Total revenue	$663.0	$1,095.7	$(21.7)	$1,737.0
Company freight	215.3	603.2	(13.9)	804.6
Owner operator freight	275.7	185.5	(5.9)	455.3
Brokerage	93.9	200.8	—	294.7
Logistics	2.8	44.8	(0.1)	47.5
Fuel surcharge	75.3	61.4	(1.8)	134.9
Operating income (loss)	(94.4)	(158.7)	(59.0)	(312.1)
Depreciation	46.5	85.0	0.7	132.2
Amortization of intangible assets	5.3	9.0	—	14.3
Impairment	116.7	196.1	—	312.8
Restructuring	1.7	3.9	2.8	8.4
Non-cash operating lease expense	10.6	16.2	0.4	27.2
Interest expense	10.7	12.9	26.8	50.4
Income (loss) before income tax	(126.1)	(203.6)	(32.3)	(362.0)
Total assets	348.1	683.1	109.4	1,140.6
Capital expenditures	38.3	54.8	1.6	94.7
Year Ended December 31, 2018
Total revenue	$662.0	$965.1	$(14.0)	$1,613.1
Company freight	206.2	524.3	(8.8)	721.7
Owner operator freight	271.5	171.8	(2.8)	440.5
Brokerage	104.2	163.1	(0.9)	266.4
Logistics	3.0	39.9	(0.1)	42.8
Fuel surcharge	77.1	66.0	(1.4)	141.7
Operating income (loss)	32.9	23.1	(34.1)	21.9
Depreciation	29.9	84.3	0.2	114.4
Amortization of intangible assets	6.2	10.5	—	16.7
Interest expense	8.6	11.3	25.6	45.5
Income (loss) before income tax	13.8	(7.1)	(27.8)	(21.1)
Total assets	464.8	884.2	41.9	1,390.9
Capital expenditures	38.2	116.0	2.1	156.3
Year Ended December 31, 2017
Total revenue	$354.1	$499.1	$(6.9)	$846.3
Company freight	181.8	284.3	(5.3)	460.8
Owner operator freight	94.8	78.0	(0.8)	172.0
Brokerage	40.9	80.2	(0.2)	120.9
Logistics	0.2	21.9	—	22.1
Fuel surcharge	36.4	34.7	(0.6)	70.5
Operating income (loss)	18.5	15.3	(26.8)	7.0
Depreciation	27.4	42.6	0.2	70.2
Amortization of intangible assets	1.8	4.9	—	6.7
Interest expense	7.1	8.4	14.0	29.5
Loss before income tax	(0.8)	(6.3)	(18.2)	(25.3)
Total assets	379.5	675.8	70.4	1,125.7
Capital expenditures	8.4	32.7	0.6	41.7

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2019, 2018 and 2017 shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted earnings per share as their effects were anti-dilutive.

The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding:

	Year Ended December 31,
(In millions except per share data)	2019	2018	2017
Numerator
Net income (loss)	$(307.4)	$(5.2)	$27.0
Preferred stock dividends	(5.0)	(4.9)	(5.0)
Net income (loss) available to common stockholders	$(312.4)	$(10.1)	$22.0

Denominator
Basic weighted average common shares outstanding	64,303,438	61,654,820	37,592,549
Effect of dilutive securities:
Equivalent shares issuable upon achievement of Merger Agreement earn-out provision	—	—	1,250,000
Equivalent shares issuable upon exercises of stock options	—	—	254,312
Equivalent shares of restricted stock units	—	—	496,840
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	64,303,438	61,654,820	39,593,701

Basic earnings (loss) per common share	$(4.86)	$(0.16)	$0.59

Diluted earnings (loss) per common share	$(4.86)	$(0.16)	$0.56

NOTE 19 – QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2019 and 2018. We have derived the information from unaudited Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments, except as noted) necessary for a fair presentation of such quarterly information. The third and fourth quarters of 2019 include impairment charges of $306.8 million and $6.0 million, respectively, and $6.9 million and $1.5 million, respectively, of integration and restructuring expenses related to the implementation of Project Synchronize, BIP, and Project Pivot. The second quarter of 2018 includes an impairment charge of $2.8 million related to the trade names category of intangible assets and a $14.0 million deferred tax benefit to recognize deferred tax liabilities for valuations of intangible assets related to the December 2017 acquisitions, remeasured at the TCJA rate. The fourth quarter of 2018 includes an impairment charge of $11.1 million related to one reporting unit’s carrying value exceeding its estimated fair value. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019 Quarter Ended
	Mar. 31	June. 30	Sep. 30	Dec. 31
	(In millions, except per share data)
Revenue:
Company freight	$206.2	$206.9	$205.2	$186.3
Owner operator freight	111.0	121.7	118.3	104.3
Brokerage	71.4	72.8	78.6	71.9
Logistics	12.4	13.1	13.5	8.5
Fuel surcharge	32.0	36.1	34.8	32.0
Total revenue	433.0	450.6	450.4	403.0
Operating expenses:
Salaries, wages and employee benefits	119.1	124.3	127.7	112.1
Fuel	35.0	36.2	34.1	33.2
Operations and maintenance	54.8	53.1	56.8	48.4
Communications	1.0	1.2	1.0	1.2
Purchased freight	146.6	156.4	155.5	139.2
Administrative expense	16.1	17.2	21.4	20.8
Sales and marketing	1.2	1.3	1.3	1.3
Taxes and licenses	4.9	5.0	4.8	4.5
Insurance and claims	12.5	12.2	13.4	11.8
Acquisition transaction expenses	—	—	—	—
Depreciation and amortization	41.5	39.7	38.3	27.0
Gain on disposition of equipment	(0.4)	(0.7)	(1.0)	(3.1)
Impairment	—	—	306.8	6.0
Restructuring charges	—	—	6.9	1.5
Total operating expenses	432.3	445.9	767.0	403.9
Total other expense	11.9	11.8	14.5	11.7
Benefit for income taxes	(1.9)	(0.7)	(57.8)	5.8
Net loss	(9.3)	(6.4)	(273.3)	(18.4)
Less dividends to preferred stockholders	(1.2)	(1.3)	(1.2)	(1.3)
Net loss attributable to common stockholders	$(10.5)	$(7.7)	$(274.5)	$(19.7)
Net loss per common share - Basic	$(0.16)	$(0.12)	$(4.25)	$(0.31)
Net loss per common share - Diluted	$(0.16)	$(0.12)	$(4.25)	$(0.31)

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018 Quarter Ended
	Mar. 31	June. 30	Sep. 30	Dec. 31
	(In millions, except per share data)
Revenue:
Company freight	$144.6	$160.0	$206.9	$210.2
Owner operator freight	95.5	112.6	122.6	109.8
Brokerage	46.1	60.1	82.2	78.0
Logistics	10.7	8.9	11.6	11.6
Fuel surcharge	30.7	35.3	38.3	37.4
Total revenue	327.6	376.9	461.6	447.0
Operating expenses:
Salaries, wages and employee benefits	82.3	90.7	114.8	119.6
Fuel	33.4	31.3	38.9	37.5
Operations and maintenance	34.6	40.4	51.5	55.0
Communications	0.7	0.8	0.9	0.9
Purchased freight	117.7	141.6	170.6	158.7
Administrative expense	12.2	13.1	16.1	17.1
Sales and marketing	0.6	0.8	1.0	1.0
Taxes and licenses	3.7	3.9	4.7	4.9
Insurance and claims	9.2	10.4	12.7	13.5
Acquisition transaction expenses	0.4	1.4	0.6	0.2
Depreciation and amortization	25.2	31.7	36.8	37.4
Gain on disposition of equipment	(0.1)	(0.5)	(0.9)	(1.7)
Impairment	—	2.8	—	11.1
Total operating expenses	319.9	368.4	447.7	455.2
Total other expense	8.9	9.5	11.0	13.6
Provision (benefit) for income taxes	(0.4)	(14.5)	0.7	(1.7)
Net income (loss)	(0.8)	13.5	2.2	(20.1)
Less dividends to preferred stockholders	(1.2)	(1.3)	(1.2)	(1.2)
Net income (loss) available to common stockholders	$(2.0)	$12.2	$1.0	$(21.3)
Net income (loss) per common share - Basic	$(0.04)	$0.20	$0.01	$(0.33)
Net income (loss) per common share - Diluted	$(0.04)	$0.20	$0.01	$(0.33)

NOTE 20 – SUBSEQUENT EVENTS

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of Project Synchronize or the Plan), which will reduce the number of operating segments from 13 to 10. The Plan is being implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. The Company is in the process of determining the estimated impact of Phase II on the financial statements.