Form 10-Q
period 2020-03-31
Daseke, Inc.
filed 2020-05-07
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-37509 (Commission File Number)	47-3913221 (IRS Employer Identification No.)

15455 Dallas Parkway, Suite 550 Addison, Texas		75001
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s Telephone Number, Including Area Code: (972) 248-0412 Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company
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

Common shares of the registrant outstanding at May 1, 2020 were 64,615,857.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, such as downturns in customers’ business cycles and disruptions in capital and credit markets; impact to the Company’s business and operations resulting from the COVID-19 pandemic; the Company’s ability to adequately address downward pricing and other competitive pressures; driver shortages and increases in driver compensation or owner-operator contracted rates; the Company’s ability to execute and realize all of the expected benefits of its integration, business improvement and comprehensive restructuring plans; loss of key personnel; the Company’s ability to realize all of the intended benefits from recent or future acquisitions; the Company’s ability to complete recent or future divestitures successfully; seasonality and the impact of weather and other catastrophic events; fluctuations in the price or availability of diesel fuel; increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment; the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness and the Company’s ability to finance its capital requirements; restrictions in its existing and future debt agreements; increases in interest rates; changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general; the impact of governmental regulations and other governmental actions related to the Company and its operations; insurance and claims expenses; and litigation and governmental proceedings. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2020, and “Part II. Item 1A. Risk Factors” in this Report.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$107.5	$95.7
Accounts receivable, net of allowance of $4.3 at March 31, 2020 and $3.5 at December 31, 2019	166.6	197.8
Drivers’ advances and other receivables	6.9	8.2
Parts supplies	3.1	3.5
Assets held for sale	69.8	—
Prepaid and other current assets	18.4	21.9
Total current assets	372.3	327.1

Property and equipment, net	387.9	439.0
Intangible assets, net	100.8	109.1
Goodwill	139.1	139.9
Right-of-use assets	108.5	95.9
Other long-term assets	29.5	29.6
Total assets	$1,138.1	$1,140.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17.4	$20.5
Accrued expenses and other liabilities	46.9	44.2
Accrued payroll, benefits and related taxes	24.9	28.2
Accrued insurance and claims	19.3	18.7
Current portion of long-term debt	57.7	59.4
Liabilities held for sale	13.1	—
Other current liabilities	49.3	48.8
Total current liabilities	228.6	219.8

Line of credit	—	1.7
Long-term debt, net of current portion	625.6	631.6
Deferred tax liabilities	70.7	69.9
Other long-term liabilities	92.6	78.9
Total liabilities	1,017.5	1,001.9

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at March 31, 2020 and December 31, 2019	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 64,598,025 and 64,589,075 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in-capital	438.4	437.5
Accumulated deficit	(381.9)	(363.4)
Accumulated other comprehensive loss	(0.9)	(0.4)
Total stockholders’ equity	120.6	138.7
Total liabilities and stockholders’ equity	$1,138.1	$1,140.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In millions, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Company freight	$180.9	$206.2
Owner operator freight	107.8	111.0
Brokerage	61.7	71.4
Logistics	10.1	12.4
Fuel surcharge	30.5	32.0
Total revenue	391.0	433.0

Operating expenses:
Salaries, wages and employee benefits	110.4	119.1
Fuel	28.7	35.0
Operations and maintenance	45.6	54.8
Communications	1.0	1.0
Purchased freight	134.2	146.6
Administrative expenses	20.2	16.1
Sales and marketing	0.7	1.2
Taxes and licenses	4.5	4.9
Insurance and claims	15.0	12.5
Depreciation and amortization	26.3	41.5
Gain on disposition of property and equipment	(1.2)	(0.4)
Impairment	13.4	—
Restructuring charges	0.5	—
Total operating expenses	399.3	432.3
Income (loss) from operations	(8.3)	0.7

Other expense (income):
Interest income	(0.3)	(0.2)
Interest expense	12.0	12.7
Other	1.2	(0.6)
Total other expense	12.9	11.9

Loss before benefit for income taxes	(21.2)	(11.2)
Benefit for income taxes	(3.9)	(1.9)
Net loss	(17.3)	(9.3)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(0.2) and $0.1, respectively	(0.5)	0.1
Comprehensive loss	(17.8)	(9.2)

Net loss	(17.3)	(9.3)
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.2)
Net loss attributable to common stockholders	$(18.5)	$(10.5)

Net loss per common share:
Basic and Diluted	$(0.29)	$(0.16)
Weighted-average common shares outstanding:
Basic and Diluted	64,598,025	64,469,642

Dividends declared per Series A convertible preferred share	$1.91	$1.91

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2020

(Unaudited)

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2020	650,000	$65.0	64,589,075	$—	$437.5	$(363.4)	$(0.4)	$138.7
Vesting of restricted stock units	—	—	8,950	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net loss	—	—	—	—	—	(17.3)	—	(17.3)
Balance at March 31, 2020	650,000	$65.0	64,598,025	$—	$438.4	$(381.9)	$(0.9)	$120.6

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

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(17.3)	$(9.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	24.5	37.2
Amortization of intangible assets	1.8	4.3
Amortization of deferred financing fees	1.1	0.7
Non-cash operating lease expense	2.9	6.6
Stock-based compensation expense	0.9	1.0
Deferred taxes	(3.8)	(1.9)
Bad debt expense	0.9	0.1
Gain on disposition of property and equipment	(1.2)	(0.4)
Impairment	13.4	—
Changes in operating assets and liabilities
Accounts receivable	1.3	(8.9)
Drivers’ advances and other receivables	(0.2)	(2.8)
Prepaid and other current assets	(4.0)	1.9
Accounts payable	2.2	7.5
Accrued expenses and other liabilities	7.2	0.4
Net cash provided by operating activities	29.7	36.4

Cash flows from investing activities
Purchases of property and equipment	(4.5)	(3.9)
Proceeds from sale of property and equipment	5.8	4.6
Net cash provided by investing activities	1.3	0.7

Cash flows from financing activities:
Advances on line of credit	351.0	314.7
Repayments on line of credit	(352.7)	(314.7)
Principal payments on long-term debt	(17.1)	(19.3)
Series A convertible preferred stock dividends	(1.2)	(1.2)
Net cash used in financing activities	(20.0)	(20.5)

Effect of exchange rates on cash and cash equivalents	0.8	(0.2)

Net increase in cash and cash equivalents	11.8	16.4
Cash and cash equivalents – beginning of period	95.7	46.0
Cash and cash equivalents – end of period	$107.5	$62.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$10.9	$11.7
Cash paid for income taxes	$0.2	$—

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$9.8	$25.1
Property and equipment sold for notes receivable	$—	$0.4
Right-of-use assets acquired	$19.1	$8.1

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2019 as set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

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

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of March 31, 2020 and December 31, 2019, the balance of deferred finance charges was $10.3 million and $11.4 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $1.1 million and $0.7 million the three months ended March 31, 2020 and 2019, respectively. Amortization expense is included in interest expense in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required. In the three months ended March 31, 2020, the Company recognized asset impairments, which are more fully described in Note 3.

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

Contingent Consideration

The contingent consideration liabilities, included in other current liabilities on the consolidated balance sheet, represent future payment obligations for certain EBITDA thresholds related to the Company’s acquisitions over a defined period of time. The fair value of the Company’s contingent consideration liabilities are determined using estimates based on discount rates that reflect the risk involved and the projected EBITDA of the acquired businesses, therefore the liabilities are classified within Level 3 of the fair value framework. The balance of contingent consideration as of March 31, 2020 and December 31, 2019 was $21.5 million and $21.5 million, respectively.

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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it had 13 operating segments as of March 31, 2020 and 16 operating segments as of March 31, 2019 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

Loss Per Share

Basic loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflect the potential dilution of earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s loss.

For the three months ended March 31, 2020 and 2019, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and outstanding stock options were not included in the computation of diluted loss per share as their effects were anti-dilutive. Additionally, for the three months ended March 31, 2020 and 2019, there was no dilutive effect from the Merger Agreement earn-out provision found in the Agreement and Plan of Merger, dated December 22, 2016, in which a wholly-owned subsidiary of Hennessy

Capital Acquisition Corp. II (Hennessy) merged with and into Daseke, with Daseke surviving as a direct wholly-owned subsidiary of Hennessy, (the Merger Agreement) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants). See Note 16 for the effects of non-vested restricted stock units on basic and diluted earnings per share under the two-class method.

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

From time to time, the Company’s foreign operations may enter into transactions that are denominated in a currency other than their functional currency. These transactions are initially recorded in the functional currency of the operating company based on the applicable exchange rate in effect on the date of the transaction. Monthly, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the remeasurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded in the consolidated statements of operations and comprehensive loss of the foreign operating company as a component of foreign exchange gain or loss.

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

Lease Accounting

Lessee

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

Lessor

The Company leases tractors and trailers to certain of its owner-operators and accounts for these transactions as operating leases. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term, which are reported in purchased freight on the consolidated statements of operations and comprehensive loss. The Company's equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

The Company recorded depreciation expense of $4.1 million and $4.9 million on its assets leased under operating leases for the three months ended March 31, 2020 and 2019, respectively. Lease income from lease payments related to the Company's operating leases for the three months ended March 31, 2020 and 2019, was $6.2 million and $5.4 million, respectively.

The Company has designated the following preferences and practical expedients:

•	Adopt the land easement practical expedient;

•	To not separate the non-lease components of a contract from the lease component for its office equipment asset class;

•	To not apply the recognition requirements to leases with terms of twelve months or less; and

•	To apply the portfolio approach in determination of the incremental borrowing rate.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 –  Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740). Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 will become effective for the Company on January 1, 2022. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact of adopting this guidance.

In June 2016, the FASB issued ASU No. 2016-13 – Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The new standard will become effective for the Company beginning with the first quarter 2023 and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – LEASES

Lessee

The following table reflects the Company’s components of lease expenses for the three months ended March 31, 2020 and 2019 (in millions):

		Three Months Ended March 31,
	Classification	2020	2019
Operating lease cost
Revenue equipment	Operations and maintenance	$6.4	$5.8
Real estate	Administrative expense	3.8	4.2
Total operating lease cost		$10.2	$10.0

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1.5	$1.3
Interest on lease liabilities	Interest expense	0.3	0.2
Total finance lease cost		$1.8	$1.5

Total lease cost(a)		$12.0	$11.5
(a)	Short-term lease expense and variable lease expense are immaterial.

The Company follows ASC 360, “Impairment or Disposal of Long-Lived Assets” guidance to determine whether right-of-use assets relating to operating and finance leases are impaired. The Company recorded impairment charges of $3.2 million to right-of-use assets relating to operating leases for the three months ended March 31, 2020 in connection with the planned divestiture of Aveda Transportation and Energy Services Inc. (Aveda). See Note 3 for details. There was no impairment charge to right-of-use assets relating to operating leases for the three months ended March 31, 2019.

The components of assets and liabilities for operating and finance leases are as follows as of March 31, 2020 and December 31, 2019 (in millions):

		March 31,	December 31,
	Classification	2020	2019
Assets
Capitalized operating lease right-of-use assets	Right-of-use assets	$108.5	$95.9
Finance lease right-of-use assets	Other long-term assets	25.3	25.3
Total lease assets		$133.8	$121.2

Liabilities
Capitalized operating lease liabilities:
Current	Other current liabilities	$27.8	$27.3
Non-current	Other long-term liabilities	91.0	77.8
Total capitalized operating lease liabilities		$118.8	105.1

Finance lease liabilities:
Current	Current portion of long-term debt	$6.3	6.2
Non-current	Long-term debt, net of current portion	19.7	19.3
Total finance lease liabilities		$26.0	25.5

Total lease liabilities		$144.8	$130.6

The following table is a summary of supplemental cash flows related to leases for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capitalized operating leases	$(9.3)	$(8.0)
Operating cash flows from finance leases	(0.3)	(0.2)
Financing cash flows from finance leases	(1.7)	(1.5)
Right-of-use assets obtained in exchange for lease obligations:
Capitalized operating lease right-of-use assets	$19.1	$8.1
Finance lease right-of-use assets	1.7	4.8

The following table is the future payments on leases as of March 31, 2020 (in millions):

	Capitalized
	Operating	Finance
Year ending December 31,	leases	leases	Total
2020(1)	$25.7	$5.8	$31.5
2021	29.7	7.4	37.1
2022	26.3	5.5	31.8
2023	20.5	6.0	26.5
2024	11.1	3.4	14.5
2025	8.0	1.0	9.0
Thereafter	14.8	—	14.8
Total lease payments	136.1	29.1	165.2
Less: interest	(17.3)	(3.1)	(20.4)
Present value of lease liabilities	$118.8	$26.0	$144.8
(1)	Nine months ending December 31, 2020

The following table is a summary of weighted average lease terms and discount rates for leases as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years)
Capitalized operating leases	5.14	5.01
Finance leases	3.76	3.83
Weighted-average discount rate
Capitalized operating leases	5.36%	5.54%
Finance leases	4.48%	4.51%

Lessor

The following table is the future minimum receipts on leases as of March 31, 2020 (in millions):

Twelve months ending March 31,	Amount
2021	$24.6
2022	18.4
2023	10.9
2024	5.7
2025	2.4
Thereafter	0.7
Total minimum lease receipts	$62.7

NOTE 3 – PLANNED DIVESTITURE OF AVEDA

As part of the overall operational and cost improvement plan of the Company, management and the board of directors had been evaluating how the Aveda business fits into the overall business strategy. In March 2020, the Company’s board of directors approved a plan for the sale of certain Aveda terminals located in Texas and Oklahoma.

The planned divestiture does not meet the quantitative and qualitative criteria to be classified as discontinued operations. As a result, the Aveda operations will continue to be reported in the Specialized Solutions segment results until the sale is finalized.

Effective with the designation as held for sale on March 31, 2020, the Company discontinued recording depreciation on property and equipment of this business and performed an impairment analysis of long-lived assets, as required by ASC 350 and 360. As a result of the analysis, impairment charges of $13.4 million were recorded for the three months ended March 31, 2020 consisting of property and equipment of $4.0 million, right-of-use assets of $3.2 million and tradename intangible assets of $6.2 million. The Company separately classified the related assets and liabilities of the business as held for sale in the consolidated balance sheet. Included in held for sale assets is $8.1 million of revenue equipment to be sold related to closed terminals. See Note 6 and 7 for details.

The principal components of the assets and liabilities held for sale are as follows as of March 31, 2020 (in millions):

March 31,
2020
Assets
Accounts receivable	$28.3
Prepaid and other current assets	8.8
Property and equipment, net	30.1
Right-of-use assets	2.6
Total assets held for sale	$69.8

Liabilities
Accounts payable	$5.2
Accrued expenses and other liabilities	9.4
Other liabilities	4.2
Deferred tax liabilities	(5.7)
Total liabilities held for sale	$13.1

The following table reflects revenues, operating income (loss) and net loss of Aveda’s held for sale operations for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019

Total revenue	$32.2	$42.0
Operating income (loss)	$(11.9)	$0.1
Net loss	$(12.2)	$(0.6)

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Insurance	$8.3	$10.1
Licensing, permits and tolls	4.7	5.4
Other assets	2.9	3.1
Other prepaids	1.3	1.7
Highway and fuel taxes	1.2	1.6
	$18.4	$21.9

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise.

The summary of changes in goodwill follows for the three months ended March 31, 2020 (in millions):

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2019	$59.3	$80.6	$139.9
Foreign currency translation adjustment	—	(0.8)	(0.8)
Goodwill balance at March 31, 2020	$59.3	$79.8	$139.1

Intangible assets consisted of the following as of March 31, 2020 and December 31, 2019 (in millions):

	As of March 31, 2020			As of December 31, 2019
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$21.7	$(18.8)	$2.9	$21.7	$(18.4)	$3.3
Customer relationships	88.9	(43.6)	45.3	88.9	(42.2)	46.7
Trade names	52.9	—	52.9	59.1	—	59.1
Foreign currency translation adjustment	(0.3)	—	(0.3)	—	—	—
Total intangible assets	$163.2	$(62.4)	$100.8	$169.7	$(60.6)	$109.1

During the first quarter of 2020, the Company recorded an impairment charge to intangible assets of $6.2 million for the trade names category of intangible assets. See Note 3 for details.

As of March 31, 2020, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.6 and 9.7 years, respectively.

Amortization expense for intangible assets with definite lives was $1.8 million and $4.3 million for the three months ended March 31, 2020 and 2019, respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2020(1)	$0.9	$4.5
2021	1.0	5.9
2022	0.9	5.9
2023	0.1	5.9
2024	—	4.5
Thereafter	—	18.6
Total	$2.9	$45.3
(1)	Nine months ending December 31, 2020

NOTE 6 – INTEGRATION AND RESTRUCTURING

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments (Project Synchronize, the Plan or Phase I), which reduced the number of operating segments from 16 to 13. The Plan was implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. Additionally, the Company announced the planned implementation of Business Improvement Plans (BIP), which is expected to increase profitability by right-sizing trailer-to-tractor ratios, yielding management capacity allocations, and improving maintenance execution. On September 4, 2019, the Company announced a comprehensive restructuring plan (Project Pivot) intended to reduce its cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. As part of Project Pivot, the Company executed a new management restructuring and substantial corporate cost reduction plan.

The Company implemented Project Synchronize and Project Pivot which resulted in recording of integration and restructuring costs. The integration and restructuring costs consist of assets impairments, employee-related costs, other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs. Severance, tax preparation and relocation costs are expensed in accordance with ASC 420. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive loss. The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of  the Plan), which will further reduce the number of operating segments from 13 to 10. Phase II was initially expected to be significantly completed by June 30, 2020, however, due to uncertainties and changes in focus caused by the COVID-19 pandemic, the Company now expects Phase II to be completed by December 31, 2020. The Company is in the process of determining the estimated impact of Phase II on the financial statements.

During the quarter ended March 31, 2020, the Company made the decision to close certain of the Aveda terminals and wind down those operations. The Company recorded $0.4 million of restructuring and exit costs in connection with the closure of these terminals in the three months ended March 31, 2020.

The Company recorded $0.1 million of integration and restructuring expenses in connection with Phase I, and Project Pivot in the three months ended March 31, 2020, completing Phase I of Project Synchronize.

The following table summarizes the integration and restructuring costs for Phase I of Project Synchronize and Project Pivot as of March 31, 2020 (in millions):

	Severance
	and
	Other Payroll	Other	Total
Balance, December 31, 2019	$1.8	$—	$1.8
Specialized Solution
Costs accrued	—	0.1	0.1
Amounts paid or charged	—	(0.1)	(0.1)
Specialized Solution balance at March 31, 2020	—	—	—
Flatbed Solution
Costs accrued	—	—	—
Amounts paid or charged	—	—	—
Flatbed Solution balance at March 31, 2020	—	—	—
Corporate
Costs accrued	—	—	—
Amounts paid or charged	(1.1)	—	(1.1)
Corporate balance at March 31, 2020	(1.1)	—	(1.1)
Consolidated
Costs accrued	—	0.1	0.1
Amounts paid or charged	(1.1)	(0.1)	(1.2)
Consolidated balance at March 31, 2020	$0.7	$—	$0.7

The following table summarizes the restructuring and exit costs for the Aveda closed terminals as of March 31, 2020 (in millions):

	Severance
	and
	Other Payroll	Other	Total
Specialized Solution
Costs accrued	$0.4	$—	$0.4
Amounts paid or charged	(0.3)	—	(0.3)
Specialized Solution balance at March 31, 2020	$0.1	$—	$0.1

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

During the first quarter of 2020, the Company recorded an impairment charge of $4.0 million to state property and equipment at fair value which related to the Specialized Solutions segment. The impairment charge is included in impairment in the consolidated statements of operations and comprehensive loss. See Note 3 for details.

The components of property and equipment are as follows as of March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Revenue equipment	$519.8	$597.0
Assets leased and available for lease to owner-operators	71.3	64.3
Buildings and improvements	57.9	59.9
Furniture and fixtures, office and computer equipment and vehicles	31.8	40.2
	680.8	761.4
Accumulated depreciation	(292.9)	(322.4)
	$387.9	$439.0

Depreciation expense on property and equipment was $20.4 million and $24.7 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense and accumulated depreciation on assets leased and available for lease to owner-operators was $4.1 million and $5.6 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Brokerage and escorts	$14.8	$16.9
Other accrued expenses	11.4	10.6
Owner-operator deposits	9.9	7.1
Unvouchered payables	7.4	6.1
Fuel and fuel taxes	1.5	1.3
Sales and local taxes payable	1.4	1.7
Interest	0.5	0.5
	$46.9	$44.2

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Line of credit	$—	$1.7
Term loan facility	487.3	488.5
Equipment term loans	180.3	188.4
Finance and capital leases	26.0	25.5
	693.6	704.1
Less current portion	(57.7)	(59.4)
Less unamortized debt issuance costs	(10.3)	(11.4)
Total long-term debt	$625.6	$633.3

Term Loan Facility

The Company has a $500.0 million term loan facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto (the Term Loan Facility) with a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.00% per annum and LIBOR (subject to a 1.00% floor) plus 5.00% per annum. At March 31, 2020, the average interest rate on the Term Loan Facility was 6.7%.

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

ABL Facility

The Company has a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The ABL Facility’s maximum credit amount may be increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of March 31, 2020, the Company had a debit balance of $10.0 million which is included in cash and cash equivalents, $16.4 million in letters of credit outstanding, and could incur approximately $84.4 million of additional indebtedness under the ABL Facility.

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

The ABL Facility margins are adjusted to the applicable rates set forth in the following table corresponding to the average RLOC Utilization for the trailing 12 month period on the last day of the most recently completed fiscal quarter. RLOC Utilization at a particular date shall mean an amount equal to (a)(i) outstanding amount of Revolving Advances plus (ii) the outstanding amount of the Swing Loans plus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, divided by (b) Maximum Revolving Advance Amount, each as defined in the credit agreement.

RLOC Utilization	Base Rate Margins	LIBOR Rate Margins
Less than 33.3%	0.50%	1.50%
Greater than or equal to 33.3%, but less than 66.6%	0.75%	1.75%
Greater than or equal to 66.6%	1.00%	2.00%

At March 31, 2020, the interest rate on the ABL Facility was 3.75%.

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

As of March 31, 2020, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of March 31, 2020, the Company had term loans collateralized by equipment in the aggregate amount of $177.2 million with 33 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 10.7%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of March 31, 2020, the Company has a bank mortgage loan with a balance of $3.1 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020. The interest rate and monthly payments will be adjusted on November 1, 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2020 (which will not be less than 3.7%). The bank mortgage loan matures November 1, 2023.

Future Payments

Future principal payments on long-term debt (see Note 2 for future payments on leases) as of March 31, 2020 are as follows (in millions):

Twelve months ending March 31,	Term Loan Facility	Equipment Term Loans	Total

2021	$5.0	$46.4	$51.4
2022	2.5	42.6	45.1
2023	2.5	33.9	36.4
2024	477.3	32.1	509.4
2025	—	16.6	16.6
Thereafter	—	8.7	8.7
Total long-term debt	$487.3	$180.3	$667.6

NOTE 10 – INCOME TAXES

Because of the magnitude of permanent book-tax differences compared to forecasted, annual pre-tax income, the annual effective tax rate approach does not provide a reliable estimate of income tax benefit. As a result, the Company has computed its income tax benefit for the three months ended March 31, 2020 using its actual effective tax rate. The effective tax rates for the three months ended March 31, 2020 and 2019 were 18.4% and 17.3%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers. State tax rates vary among states and range from approximately 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax.

There were no changes in uncertain tax positions during the three months ended March 31, 2020.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

As of March 31, 2020, the Company has approximately 0.5 million shares of common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 12 for additional details about the Company’s stock-based compensation plan.

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

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. On February 27, 2020 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2020. On February 27, 2019 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2019.

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

Warrants

At March 31, 2020, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

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

All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. Aggregate stock-based compensation charges, net of forfeitures, were $0.9 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive loss. As of March 31, 2020, there was $3.7 million and $4.2 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 2.6 years for stock options and 2.2 years for restricted stock units.

Stock Options

The following table summarizes stock option grants under the Plan:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)

Director Group	150,000	100,000	5 years	$9.98	$4.36
Employee Group	2,632,730	2,180,124	3-5 years	$8.56	$3.70
Total		2,280,124

A summary of option activity under the Plan as of March 31, 2020 and changes during the three months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2020	2,308,924	$8.39	8.0	$0.2
Granted	—	—
Forfeited or expired	(28,800)	11.80
Outstanding as of March 31, 2020	2,280,124	$8.34	7.7	$—

Exercisable as of March 31, 2020	945,556	$9.76	7.2	$—
Vested and expected to vest as of March 31, 2020	2,280,124	$8.34	7.7	$—

The stock options’ maximum contract term is ten years. The Company did not have any stock options granted during the three months ended March 31, 2020. The total weighted average fair value of options granted during the three months ended March 31, 2019 was $0.6 million.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)

Director Group	785,498	730,838	1-2 years	$2.75
Employee Group	1,568,655	411,925	5 years	$10.59
Total		1,142,763

A summary of restricted stock unit awards activity under the Plan as of March 31, 2020 and changes during the three months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2020	1,180,882	$5.44
Granted	—	—
Vested	(13,805)	14.29
Forfeited	(24,314)	10.38
Non-vested as of March 31, 2020	1,142,763	$5.22

NOTE 13 – DEFINED CONTRIBUTION PLAN

The Company sponsors the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under the Internal Revenue Code provisions of Section 401(k). Under the safe harbor matching requirements, the Company had expenses of $1.4 million for each of the three months in the periods ended March 31, 2020 and 2019.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of March 31, 2020 totaling approximately $18.4 million, including those disclosed in Note 9. These letters of credit are related to liability and workers compensation insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $1.7 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $2.7 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively.

Certain insurance costs have been allocated to the operating segments beginning January 1, 2020, which were included in the corporate segment in 2019. Insurance costs included in the corporate segment for the three months ended March 31, 2019 were $0.8 million for the Flatbed Solutions segment and $1.0 million for the Specialized Solutions segment.

The following tables reflect certain financial data of the Company’s reportable segments for the three months ended March 31, 2020 and 2019 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2020
Total revenue	$155.2	$240.4	$(4.6)	$391.0
Company freight	51.4	132.1	(2.6)	180.9
Owner operator freight	66.1	42.8	(1.1)	107.8
Brokerage	19.6	42.8	(0.7)	61.7
Logistics	0.8	9.1	0.2	10.1
Fuel surcharge	17.3	13.6	(0.4)	30.5
Operating income (loss)	8.6	(6.5)	(10.4)	(8.3)
Depreciation	8.3	15.9	0.3	24.5
Amortization of intangible assets	0.8	1.0	—	1.8
Impairment	—	13.4	—	13.4
Restructuring	—	0.5	—	0.5
Non-cash operating lease expense	0.9	2.0	—	2.9
Interest expense	2.5	3.1	6.4	12.0
Income (loss) before income tax	6.1	(10.7)	(16.6)	(21.2)
Total assets	350.9	660.7	126.5	1,138.1
Capital expenditures	7.8	6.5	—	14.3

Three Months Ended March 31, 2019
Total revenue	$167.9	$269.7	$(4.6)	$433.0
Company freight	55.2	153.9	(2.9)	206.2
Owner operator freight	68.5	43.8	(1.3)	111.0
Brokerage	25.3	46.1	—	71.4
Logistics	0.7	11.7	—	12.4
Fuel surcharge	18.2	14.2	(0.4)	32.0
Operating income (loss)	3.3	7.8	(10.4)	0.7
Depreciation	13.0	24.1	0.1	37.2
Amortization of intangible assets	1.7	2.6	—	4.3
Non-cash operating lease expense	2.4	4.1	0.1	6.6
Interest expense	2.6	3.3	6.8	12.7
Income (loss) before income tax	0.9	5.0	(17.1)	(11.2)
Total assets	497.7	935.5	66.6	1,499.8
Capital expenditures	14.7	13.7	0.6	29.0

NOTE 16 –LOSS PER SHARE

	Three Months Ended
	March 31,
(in millions, except per share data)	2020	2019

Numerator:
Net loss	$(17.3)	$(9.3)
Less Series A preferred dividends	(1.2)	(1.2)
Net loss attributable to common stockholders	$(18.5)	$(10.5)

Denominator:
Weighted-average shares outstanding	64.6	64.5
Weighted average non-vested participating restricted stock units	—	—
Denominator for basic and diluted EPS – weighted-average shares	64.6	64.5

Basic and diluted loss per share	$(0.29)	$(0.16)

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

First Quarter Operational Overview

•

Total revenue of $391.0 million, a decrease of 9.7%, company freight of $180.9 million, a decrease of 12.3%, owner operator freight of $107.8 million, a decrease of 2.9% and brokerage freight of $61.7 million, a decrease of 13.6% compared to first quarter of 2019;

•	Rate per mile for the three months ended March 31, 2020 was $1.86 for Flatbed Solutions segment and $3.24 for Specialized Solutions segment;

•	Asset impairment charges totaled $13.4 million for the three months ended March 31, 2020

•	Operating loss of $8.3 million, compared with operating income of $0.7 million in first quarter of 2019;

•	Net loss of $17.3 million, or $0.29 per basic and diluted share, compared with net loss of $9.3 million, or $0.16 per basic and diluted share, in the first quarter of 2019;

•	Total liquidity available at March 31, 2020 increased by $32.3 million to $285.8 million from $253.5 million at December 31, 2019; and

•	Material debt at March 31, 2020 decreased by $10.5 million to $693.6 million from $704.1 at December 31, 2019.

Recent Developments

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments, Project Synchronize (Phase I or the Plan), which reduced the number of operating segments from 16 to 13.  As a result of the Plan, Builders Transportation merged into Hornady Transportation, Moore Freight Service into E.W. Wylie, and the Schilli Companies into Lone Star Transportation. The Plan was implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. Additionally, the Company announced the implementation of Business Improvement Plans, which increased profitability by yield management capacity allocation, right-sizing trailer-to-tractor ratios, and improving maintenance execution.

On September 4, 2019, the Company announced a comprehensive restructuring plan (Project Pivot) to reduce its cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals.

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of the Plan), which will further reduce the number of operating segments from 13 to 10.

Outlook

The novel coronavirus, or COVID-19, which surfaced in late 2019 and declared a pandemic by the World Health Organization in March 2020, continues to spread throughout the United States and around the world. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken and are continuing to take preventative or reactive actions, such as imposing restrictions on travel and business operations, increasing border and port controls and closures throughout the United States and other parts of the world, and advising or requiring individuals to limit or forego time outside of their homes. The uncertainty regarding the impact of the COVID-19 pandemic, and various governmental actions taken to mitigate its impact, have resulted in a severely depressed economic environment.

As an essential business under the guidelines issued by each of the Company’s states of operations, the Company has been allowed to continue to operate its business through the COVID-19 pandemic. The Company has permitted some personnel to work from home and has taken additional precautions to ensure the safety of its workforce, customers and the communities in which it operates. In general, the Company has experienced limited operational impacts, in the first quarter of 2020, as a result of COVID-19 directly. A substantial majority of its operating sites have remained open and operating, although some of the nation’s ports that the Company serves have experienced reduced hours of operation and reduced volumes.

For the three months ended March 31, 2020, the COVID-19 pandemic and associated impacts on economic activity had a limited adverse effect on the Company’s results of operations and financial condition. However, the last half of March saw demand decline, as sectors of the economy began to shut down. The Company expects that its results of operations and financial condition will be more significantly impacted in the second quarter of 2020 and in subsequent periods, as levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity and to measures of industrial production since many of the Company’s customers are in the manufacturing and industrial segments. In particular, shelter-in-place mandates, the closing of manufacturing facilities and the overall depressed economic environment have significantly affected demand for many of the Company’s customers, including those that manufacture aircraft parts and those in the energy sector.

The Company believes that a significant portion of its cost structure is variable, and the Company has taken and will continue to take aggressive actions to adjust its expenses to reflect changes in demand for its services. These actions have included reduced use of contractors, reduced employee hours, furloughs, layoffs and voluntary use of paid time off, consistent with local regulations. Although the Company does not expect to be able to fully offset the effects of significantly reduced volumes on its results of operations, the actions that the Company is taking, combined with the variable components of its cost structure, should partially mitigate the impact of the pandemic on its results of operations. The Company also expects to reduce its net capital expenditures this year. Conversely, however, the Company is taking additional measures and incurring additional expense to protect the health and safety of its workforce and its customers. In addition, the Company could incur restructuring and other costs as it modifies and right-sizes its operations for declines and/or surges in demand, and may incur incremental interest expense this year as a result of steps it may take in order to further strengthen its liquidity.

We currently expect the COVID-19 pandemic to negatively impact the Company for the quarter ended June 30, 2020 materially more than it impacted the quarter ended March 31, 2020. Accordingly, we believe the Company’s first quarter of 2020 results and operating trends will not provide any meaningful indication as to what our financial results may be in the second quarter or remainder of this year. The effect of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect the Company’s business, results of operations and financial condition even after the COVID-19 pandemic has subsided and “stay at home” mandates have been lifted. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on the Company’s operations or mandates to provide services in a specified manner); the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the extent and duration of the effect on consumer confidence and spending; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in the value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. There are no comparable recent events that provide guidance as to the effect the COVID-19 global pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. See “Part II. Item 1A. Risk Factors” in this Report for more information regarding risks relating to the COVID-19 pandemic.

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

Expenses

The Company’s most significant expenses vary with miles traveled and include driver wages, services purchased from owner-operators and other transportation providers (which are recorded on the “Purchased freight” line of the Company’s consolidated statements of operations and comprehensive loss) and fuel. Driver-related expenses vary with miles traveled, however the Company currently expects its expenses relating to driver wages to remain stable in the near-term as a result of driver wage increases implemented in the second half of 2018 to address the shortage of qualified drivers in the general trucking industry, compared to demand at that time. The expectation of stable driver wages paid per mile are due to current market conditions caused by shippers’ downward pressure on rates resulting in some easing of capacity in the industry.

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

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended March 31,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$180.9	46.3	$206.2	47.6	$(25.3)	(12.3)
Owner operator freight	107.8	27.6	111.0	25.6	(3.2)	(2.9)
Brokerage	61.7	15.8	71.4	16.5	(9.7)	(13.6)
Logistics	10.1	2.6	12.4	2.9	(2.3)	(18.5)
Fuel surcharge	30.5	7.8	32.0	7.4	(1.5)	(4.7)
Total revenue	391.0	100.0	433.0	100.0	(42.0)	(9.7)

OPERATING EXPENSES:
Salaries, wages and employee benefits	110.4	28.2	119.1	27.5	(8.7)	(7.3)
Fuel	28.7	7.3	35.0	8.1	(6.3)	(18.0)
Operations and maintenance	45.6	11.7	54.8	12.7	(9.2)	(16.8)
Communications	1.0	0.3	1.0	0.2	—	-
Purchased freight	134.2	34.3	146.6	33.9	(12.4)	(8.5)
Administrative expenses	20.2	5.2	16.1	3.7	4.1	25.5
Sales and marketing	0.7	0.2	1.2	0.3	(0.5)	(41.7)
Taxes and licenses	4.5	1.2	4.9	1.1	(0.4)	(8.2)
Insurance and claims	15.0	3.8	12.5	2.9	2.5	20.0
Depreciation and amortization	26.3	6.7	41.5	9.6	(15.2)	(36.6)
Gain on disposition of property and equipment	(1.2)	(0.3)	(0.4)	(0.1)	(0.8)	200.0
Impairment	13.4	3.4	—	—	13.4	*
Restructuring charges	0.5	0.1	—	—	0.5	*
Total operating expenses	399.3	102.1	432.3	99.8	(33.0)	(7.6)
Operating ratio	102.1%		99.8%
Adjusted operating ratio(1)	97.2%		97.3%
INCOME (LOSS) FROM OPERATIONS	(8.3)	(2.1)	0.7	0.2	(9.0)	(1,285.7)

Other expense (income):
Interest income	(0.3)	(0.1)	(0.2)	—	(0.1)	50.0
Interest expense	12.0	3.1	12.7	2.9	(0.7)	(5.5)
Other	1.2	0.3	(0.6)	(0.1)	1.8	(300.0)
Total other expense	12.9	3.3	11.9	2.7	1.0	8.4

Income (loss) before benefit for income taxes	(21.2)	(5.4)	(11.2)	(2.6)	(10.0)	89.3
Benefit for income taxes	(3.9)	(1.0)	(1.9)	(0.4)	(2.0)	105.3
Net loss	$(17.3)	(4.4)	$(9.3)	(2.1)	$(8.0)	86.0

OPERATING STATISTICS:
Company miles	67.3		68.8		(1.5)	(2.2)
Owner operator miles	49.9		48.4		1.5	3.1
Total miles (in millions)(2)	117.2		117.2		—	—

Company-operated tractors, as of quarter-end	3,558		3,858		(300)	(7.8)
Owner-operated tractors, as of quarter-end	2,193		2,290		(97)	(4.2)
Number of trailers, as of quarter-end	12,704		13,646		(942)	(6.9)

Company-operated tractors, average for the quarter	3,558		3,877		(319)	(8.2)
Owner-operated tractors, average for the quarter	2,244		2,261		(17)	(0.8)
Total tractors, average for the quarter	5,802		6,138		(336)	(5.5)

*indicates not meaningful.

(1)

Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.

(2)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended March 31, 2020 and 2019 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended March 31, 2020 and 2019.

SPECIALIZED SOLUTIONS

	Three Months Ended March 31,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$132.1	55.0	$153.9	57.1	$(21.8)	(14.2)
Owner operator freight	42.8	17.8	43.8	16.2	(1.0)	(2.3)
Brokerage	42.8	17.8	46.1	17.1	(3.3)	(7.2)
Logistics	9.1	3.8	11.7	4.3	(2.6)	(22.2)
Fuel surcharge	13.6	5.7	14.2	5.3	(0.6)	(4.2)
Total revenue	240.4	100.0	269.7	100.0	(29.3)	(10.9)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	74.2	30.9	81.0	30.0	(6.8)	(8.4)
Fuel	18.3	7.6	22.5	8.3	(4.2)	(18.7)
Operations and maintenance	34.7	14.4	40.4	15.0	(5.7)	(14.1)
Purchased freight	68.5	28.5	74.0	27.4	(5.5)	(7.4)
Depreciation and amortization	16.9	7.0	26.7	9.9	(9.8)	(36.7)
Impairment	13.4	5.6	—	—	13.4	*
Restructuring	0.5	0.2	—	—	0.5	*
Other operating expenses	20.4	8.5	17.3	6.4	3.1	17.9
Total operating expenses	246.9	102.7	261.9	97.1	(15.0)	(5.7)
Operating ratio	102.7%		97.1%
Adjusted operating ratio(2)	96.2%		93.8%
INCOME (LOSS) FROM OPERATIONS	$(6.5)	(2.7)	$7.8	2.9	$(14.3)	(183.3)

OPERATING STATISTICS:
Company miles	40.7		41.4		(0.7)	(1.7)
Owner operator miles	13.3		12.3		1.0	8.1
Total miles (in millions)(3)	54.0		53.7		0.3	0.6

Company-operated tractors, at quarter-end	2,341		2,508		(167)	(6.7)
Owner-operated tractors, at quarter-end	676		663		13	2.0
Number of trailers, at quarter-end	8,110		8,473		(363)	(4.3)

Company-operated tractors, average for the quarter	2,344		2,506		(162)	(6.5)
Owner-operated tractors, average for the quarter	680		656		24	3.7
Total tractors, average for the quarter	3,024		3,162		(138)

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
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

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended March 31, 2020 and 2019 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended March 31, 2020 and 2019.

FLATBED SOLUTIONS

	Three Months Ended March 31,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$51.4	33.1	$55.2	32.9	$(3.8)	(6.9)
Owner operator freight	66.1	42.6	68.5	40.8	(2.4)	(3.5)
Brokerage	19.6	12.6	25.3	15.1	(5.7)	(22.5)
Logistics	0.8	0.5	0.7	0.4	0.1	14.3
Fuel surcharge	17.3	11.2	18.2	10.8	(0.9)	(4.9)
Total revenue	155.2	100.0	167.9	100.0	(12.7)	(7.6)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	33.4	21.5	34.4	20.5	(1.0)	(2.9)
Fuel	10.4	6.7	12.5	7.4	(2.1)	(16.8)
Operations and maintenance	10.7	6.9	14.2	8.5	(3.5)	(24.6)
Purchased freight	70.5	45.4	77.2	46.0	(6.7)	(8.7)
Depreciation and amortization	9.1	5.9	14.7	8.8	(5.6)	(38.1)
Other operating expenses	12.5	8.1	11.6	6.9	0.9	7.8
Total operating expenses	146.6	94.5	164.6	98.0	(18.0)	(10.9)
Operating ratio	94.5%		98.0%
Adjusted operating ratio(2)	93.9%		96.7%
INCOME (LOSS) FROM OPERATIONS	$8.6	5.5	$3.3	2.0	$5.3	160.6

OPERATING STATISTICS:
Company miles	26.6		27.4		(0.8)	(2.9)
Owner operator miles	36.6		36.1		0.5	1.4
Total miles (in millions)(3)	63.2		63.5		(0.3)	(0.5)

Company-operated tractors, at quarter-end	1,217		1,350		(133)	(9.9)
Owner-operated tractors, at quarter-end	1,517		1,627		(110)	(6.8)
Number of trailers, at quarter-end	4,594		5,173		(579)	(11.2)

Company-operated tractors, average for the quarter	1,214		1,371		(157)	(11.5)
Owner-operated tractors, average for the quarter	1,564		1,605		(41)	(2.6)
Total tractors, average for the quarter	2,778		2,976		(198)	(6.7)

*indicates not meaningful.

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
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

Revenue. Total revenue decreased 9.7% to $391.0 million for the three months ended March 31, 2020 from $433.0 million for the three months ended March 31, 2019, primarily due to the decrease in rate per mile in both the Flatbed Solutions segment and Specialized Solutions segment. The decrease in total revenue was due primarily to decreases in company freight, owner operator freight and brokerage revenue. Company freight revenue decreased $25.3 million, or 12.3%, from $206.2 million for the three months ended March 31, 2019 to $180.9 million for the three months ended March 31, 2020. Owner operator freight revenue decreased $3.2 million, or 2.9%, from $111.0 million for the three months ended March 31, 2019 to $107.8 million for the three months ended March 31, 2020. Brokerage revenue decreased $9.7 million, or 13.6%, from $71.4 million for the three months ended March 31, 2019 to $61.7 million for the three months ended March 31, 2020 due to a decrease in customer volumes. The decreases in company freight and owner operator freight revenue were primarily a result of a 9.2% decrease in rate per mile. The miles mix shifted with an increase in owner operator miles to offset a decrease in company miles due to downsizing of the Company-operated tractors. Logistics decreased $2.3 million, or 18.5%, from $12.4 million for the three months ended March 31, 2019 to $10.1 million for the three months ended March 31, 2020 as a result of decreases in logistics activities. Fuel surcharges, decreased $1.5 million, or 4.7%, from $32.0 million for the three months ended March 31, 2019 to $30.5 million for the three months ended March 31, 2020.

The Company’s Specialized Solutions segment’s revenue was $240.4 million for the three months ended March 31, 2020 as compared to $269.7 million for the three months ended March 31, 2019, a decrease of 10.9%, which was primarily due to the decrease in company freight, brokerage and logistics revenue. Company freight revenue decreased $21.8 million, or 14.2%, from $153.9 million for the three months ended March 31, 2019 to $132.1 million for the three months ended March 31, 2020. Owner operator freight revenue decreased from $43.8 million for the three months ended March 31, 2019 to $42.8 for the three months ended March 31, 2020. Brokerage revenue decreased $3.3 million, or 7.2%, from $46.1 million for the three months ended March 31, 2019 to $42.8 million for the three months ended March 31, 2020. The decrease in overall freight revenue was primarily a result of a 12.0% decrease in rate per mile offset by a 0.6% increase in total miles driven compared to the same period in 2019. The miles mix shifted with an increase in owner operator miles to offset a decrease in company miles due to downsizing of the Company-operated tractors. Logistics decreased 22.2% to $9.1 million from $11.7 million compared to the same period in 2019 as a result of decreases in logistics activities. Fuel surcharges decreased 4.2% compared to the same period in 2019.

The Company’s Flatbed Solutions segment’s revenue was $155.2 million for the three months ended March 31, 2020 as compared to $167.9 million for the three months ended March 31, 2019, a decrease of 7.6%, which was primarily due to a decrease in rate per mile. Company freight revenue decreased $3.8 million, or 6.9%, from $55.2 million for the three months ended March 31, 2019 to $51.4 million for the three months ended March 31, 2020. Owner operator freight revenue decreased $2.4 million, or 3.5%, from $68.5 million for the three months ended March 31, 2019 to $66.1 million for the three months ended March 31, 2020. Brokerage revenue decreased $5.7 million, or 22.5%, from $25.3 million for the three months ended March 31, 2019 to $19.6 million for the three months ended March 31, 2020. The decreases in company freight and owner operator freight was a result of a 4.6% decrease in rate per mile and a 0.5% decrease in total miles driven compared to the same period in 2019. The miles mix shifted with an increase in owner operator miles to offset a decrease in company miles due to downsizing of the Company-operated tractors. Fuel surcharges decreased $0.9 million, or 4.9%, from $18.2 million for the three months ended March 31, 2019 to $17.3 million for the three months ended March 31, 2020.

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

Salaries, wages and employee benefits expense decreased 7.3% to $110.4 million for the three months ended March 31, 2020 from $119.1 million for the three months ended March 31, 2019. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to Project Pivot and Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), increased 0.6% for the three months ended March 31, 2020 as compared to the same period in 2019.

The Company’s Specialized Solutions segment had a $6.8 million, or 8.4%, decrease in salaries, wages and employee benefits expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 1.3% for the three months ended March 31, 2020 as compared to the same period in 2019.

The Company’s Flatbed Solutions segment had a $1.0 million, or 2.9%, decrease in salaries, wages and employee benefits expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), increased 0.5% for the three months ended March 31, 2020 as compared to the same period in 2019.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense decreased $6.3 million, or 18.0%, to $28.7 million for the three months ended March 31, 2020 from $35.0 million for the three months ended March 31, 2019. This decrease was primarily due to a 4.5% decrease in average diesel prices period over period. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.882 for the three months ended March 31, 2020, compared to $3.018 for the same period in 2019. Total Company miles driven decreased 2.2% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

The Company’s Specialized Solutions segment’s fuel expense decreased 18.7% to $18.3 million for the three months ended March 31, 2020 from $22.5 million for the three months ended March 31, 2019, primarily as a result of a decrease in average diesel price and a decrease of 1.7% in Company miles driven for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

The Company’s Flatbed Solutions segment’s fuel expense decreased 16.8% to $10.4 million for the three months ended March 31, 2020 from $12.5 million for the three months ended March 31, 2019, primarily as a result of a decrease in average diesel price and a decrease of 2.9% in Company miles driven for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

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

Operations and maintenance expense decreased 16.8% to $45.6 million for the three months ended March 31, 2020 from $54.8 million for the three months ended March 31, 2019 due to a decrease of $2.5 million in maintenance and $5.9 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 1.3% for the three months ended March 31, 2020 as compared to the same period in 2019 due to a reduction in tractors and trailers in the Company’s fleet.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $5.7 million, or 14.1%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as a result of a decrease of $4.1 million in other operations expenses and a decrease of $0.9 million in maintenance expense due to a reduction of tractors and trailers in the Company’s fleet. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 0.5% for the three months ended March 31, 2020 as compared to the same period in 2019.

The Company’s Flatbed Solutions segment’s operations and maintenance expense decreased $3.5 million, or 24.6%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of a decrease of $1.6 million in maintenance expense due to a reduction of tractors and trailers in the Company’s fleet. Operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 2.1% for the three months ended March 31, 2020 as compared to the same period in 2019.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased $12.4 million or 8.5% from $146.6 million during the three months ended March 31, 2019 to $134.2 million during the three months ended March 31, 2020. Purchased freight expense from owner-operators increased 6.0% from $84.5 million during the three months ended March 31, 2019 to $89.6 million during the three months ended March 31, 2020 as a result of a 3.2% increase in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 19.1% from $52.2 million during the three months ended March 31, 2019 to $42.3 million during the three months ended March 31, 2020, as a result of lower rates and decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of consolidated revenue, increased 0.5% for the three months ended March 31, 2020 as compared to the same period in 2019.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 7.4% to $68.5 million during the three months ended March 31, 2020 from $74.0 million during the three months ended March 31, 2019.  Purchased freight expense from owner-operators increased 17.1% from $27.7 million during the three months ended March 31, 2019 to $32.4 million during the three months ended March 31, 2020, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers decreased 23.2% from $33.5 million during the three months ended March 31, 2019 to $25.8 million during the three months ended March 31, 2020, as a result of a decrease in utilization of third-party capacity providers.  Purchased freight expense, as a percentage of Specialized Solutions revenue, increased 1.1% for the three months ended March 31, 2020 as compared to the same period in 2019.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 8.7% to $70.5 million for the three months ended March 31, 2020 from $77.2 million for the three months ended March 31, 2019. Purchased freight expense from owner-operators increased 0.6% to $57.2 million for the three months ended March 31, 2020 from $56.9 million for the three months ended March 31, 2019, as a result of a 2.7% increase in owner operators’ miles driven. Purchased freight expense from third-party capacity providers decreased 27.0% from $22.9 million during the three months ended March 31, 2019 to $16.7 million during the three months ended March 31, 2020, primarily as a result of decreased utilization of third-party capacity providers.  Purchased freight expense, as a percentage of Flatbed Solutions revenue, decreased 0.5% for the three months ended March 31, 2020 as compared to the same period in 2019.

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

Depreciation and amortization expense decreased $15.2 million or 36.6% to $26.3 million during the three months ended March 31, 2020 from $41.5 million during the three months ended March 31, 2019 as a result of a 8.2% decrease in average tractor count in the Company’s fleet and further reduced by the impact of $97.6 million of impairments recorded in the third quarter of 2019 to reduce asset carrying values to fair value.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $9.8 million or 36.7% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as a result of a 6.5% decrease in average tractor count in the segment’s fleet and further reduced by the impact of $58.6 million of impairments recorded in the third quarter of 2019 to reduce asset carrying values to fair value.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $5.6 million or 38.1% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as a result of a 11.5% decrease in average tractor count in the segment’s fleet and further reduced by the impact of a $39.0 million of impairments recorded in the third quarter of 2019 to reduce asset carrying values to fair value.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $0.4 million for the three months ended March 31, 2020. Operating taxes and license expense, as a percentage of revenue, was 1.2% and 1.1% for the three months ended March 31, 2020 and 2019, respectively.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 20.0% to $15.0 million during the three months ended March 31, 2020 from $12.5 million during the three months ended March 31, 2019 due to increases in insurance premiums. Insurance and claims, as a percentage of revenue, increased 0.9% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Impairment.  Impairment charges of $13.4 million were recognized in the three months ended March 31, 2020 related to Aveda’s intangible assets, property and equipment and right-of-use assets.

Restructuring Costs. Restructuring costs of $0.5 million were recognized in the three months ended March 31, 2020 in connection with Phase I of Project Synchronize, which was completed in the first quarter of 2020, and the closure of certain Aveda terminals.

Operating Income (Loss).  Operating loss was $8.3 million, or 2.1% of revenue, for the three months ended March 31, 2020 compared to operating income $0.7 million, or 0.2% of revenue, for the three months ended March 31, 2019, primarily as a result of impairment and restructuring charges.  Excluding these charges operating income was $5.6 million or 1.4% of revenue, an increase of $4.9 million compared to the three months ended March 31, 2019 due to a decrease in fuel expense, maintenance expense and depreciation and amortization.

The Company’s Specialized Solutions segment’s operating loss was $6.5 million, or 2.7% of revenue, for the three months ended March 31, 2020 compared to operating income of $7.8 million, or 2.9% of revenue, for the three months ended March 31, 2019, primarily as a result of impairment and restructuring charges.  Excluding these charges operating income was $7.4 million or 3.1% of revenue.  The change in operating income as a percent of revenue is primarily a result of a decrease in fuel expense, maintenance expense and depreciation and amortization.

The Company’s Flatbed Solutions segment’s operating income was $8.6 million, or 5.5% of revenue, for the three months ended March 31, 2020 compared to operating income $3.3 million, or 2.0% of revenue, for the three months ended March 31, 2019, the increase primarily as a result of decreases in salaries and wages, fuel expense, maintenance expense and depreciation and amortization.

Interest Expense. Interest expense consists of cash interest, amortization of debt issuance costs, fees and prepayment penalties. Interest expense decreased 5.5% to $12.0 million during the three months ended March 31, 2020 from $12.7 million during the three months ended March 31, 2019. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan and finance lease outstanding balances.

Income Tax. Benefit for income taxes increased from $1.9 million for the three months ended March 31, 2019 to $3.9 million for the three months ended March 31, 2020. The increase is primarily the result of the tax impact of impairment charges of $13.4 million. The effective tax rate was 18.4% for the three months ended March 31, 2020, compared to 17.3% for the three months ended March 31, 2019. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

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

A reconciliation of Adjusted EBITDA to net loss for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019

Net loss	$(17.3)	$(9.3)
Depreciation and amortization	26.3	41.5
Interest income	(0.3)	(0.2)
Interest expense	12.0	12.7
Income tax benefit	(3.9)	(1.9)
Business transformation costs	3.4	—
Impairment	13.4	—
Restructuring	0.5	—
Stock based compensation	0.9	1.0
Adjusted EBITDA	$35.0	$43.8

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

A reconciliation of Free Cash Flow to cash flows from operating activities for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Net cash provided by operating activities	$29.7	$36.4
Purchases of property and equipment	(4.5)	(3.9)
Proceeds from sale of property and equipment	5.8	4.6
Free Cash Flow	$31.0	$37.1

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

A reconciliation of Adjusted Operating Ratio to operating ratio for each of the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019

Revenue	$391.0	$433.0
Salaries, wages and employee benefits	110.4	119.1
Fuel	28.7	35.0
Operations and maintenance	45.6	54.8
Purchased freight	134.2	146.6
Depreciation and amortization	26.3	41.5
Impairment	13.4	—
Restructuring	0.5	—
Other operating expenses	40.2	35.3
Operating expenses	399.3	432.3
Operating ratio	102.1%	99.8%
Business transformation costs	3.4	—
Impairment	13.4	—
Restructuring	0.5	—
Amortization of intangible assets	1.8	4.3
Net impact of step-up in basis of acquired assets	—	6.8
Adjusted operating expenses	$380.2	$421.2
Adjusted operating ratio	97.2%	97.3%

A reconciliation of the Company’s Specialized Solutions segment’s Adjusted Operating Ratio to operating ratio for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019

Revenue(1)	$240.4	$269.7
Salaries, wages and employee benefits	74.2	81.0
Fuel	18.3	22.5
Operations and maintenance	34.7	40.4
Purchased freight	68.5	74.0
Depreciation and amortization	16.9	26.7
Impairment	13.4	—
Restructuring	0.5	—
Other operating expenses	20.4	17.3
Operating expenses	246.9	261.9
Operating ratio	102.7%	97.1%
Business transformation costs	0.7	—
Impairment	13.4	—
Restructuring	0.5	—
Amortization of intangible assets	1.0	2.6
Net impact of step-up in basis of acquired assets	—	6.3
Adjusted operating expenses	$231.3	$253.0
Adjusted operating ratio	96.2%	93.8%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Flatbed Solutions segment’s Adjusted Operating Ratio to operating ratio for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019

Revenue(1)	$155.2	$167.9
Salaries, wages and employee benefits	33.4	34.4
Fuel	10.4	12.5
Operations and maintenance	10.7	14.2
Purchased freight	70.5	77.2
Depreciation and amortization	9.1	14.7
Other operating expenses	12.5	11.6
Operating expenses	146.6	164.6
Operating ratio	94.5%	98.0%
Business transformation costs	0.1	—
Amortization of intangible assets	0.8	1.7
Net impact of step-up in basis of acquired assets	—	0.5
Adjusted operating expenses	$145.7	$162.4
Adjusted operating ratio	93.9%	96.7%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

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

A reconciliation of Adjusted Net Income (Loss) to net loss for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019

Net loss	$(17.3)	$(9.3)
Business transformation costs	3.4	—
Impairment	13.4	—
Restructuring	0.5	—
Amortization of intangible assets	1.8	4.3
Net impact of step-up in basis of acquired assets	—	6.8
Tax impact of impairments	(2.6)	—
Adjusted net income (loss)	$(0.8)	$1.8

Liquidity and Capital Resources

The Company had the following sources of liquidity available at March 31, 2020 and December 31, 2019.

(Dollars in millions)	March 31, 2020	December 31, 2019

Cash	$107.5	$95.7
Working capital surplus	93.9	71.0
Availability under line of credit	84.4	86.8
Total	$285.8	$253.5

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. Cash increased by $11.8 million during the three months ended March 31, 2020 as compared to December 31, 2019. This increase primarily resulted from net cash provided by operating activities. See below for more information.

As of March 31, 2020 and December 31, 2019, the Company had a working capital surplus of $93.9 million and $71.0 million, respectively. The increase in working capital surplus is due primarily to net assets held for sale of $56.7 million, offset by decreased accounts receivable of $31.2 million and decreased accounts payable and accrued liabilities of $2.6 million.

As of March 31, 2020, the Company had no borrowings on its $100.0 million asset-based revolving line of credit (ABL Facility) and $16.4 million in outstanding letters of credit (discussed below), leaving $84.4 million available under the ABL Facility.

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

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business.  Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and or growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash capital receipts of approximately $1.3 million and financed $9.8 million of non-cash capital expenditures for the three months ended March 31, 2020. The Company had the following capital assets activity in 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019

Net cash capital receipts	$(1.3)	$(0.7)
Total financed capital expenditures	9.8	25.1
Property and equipment sold for notes receivable	—	(0.4)
Total net capital assets additions	$8.5	$24.0

The decrease in total net capital assets additions is due to timing of the Company’s replacement cycle for revenue equipment.

Additionally, the Company entered into operating leases for revenue equipment with terms of 2 to 5 years and real property with terms of 3 to 4 years having asset values at lease inception of $18.8 million and $0.3 million, respectively, for the three months ended March 31, 2020.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of March 31, 2020, the Company had (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 9 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility.

The Company had $177.2 million of term loans and $26.0 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months. Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Business combinations – The Company’s strategy has historically been to consolidate the open-deck transportation industry and it has used significant amounts of capital to acquire 20 businesses since Daseke Companies, Inc.’s inception in 2008. During 2019, the Company began to focus on organic growth, increasing free cash flow and margins, but will continue to evaluate potential tuck-in transactions of its subsidiaries and any other sources of growth it considers in the best interest of the Company.

Material Debt

Overview

As of March 31, 2020, the Company had the following material debt:

•	the Term Loan Facility and the ABL Facility;
•	secured equipment loans and finance lease agreements; and
•	bank mortgage secured by real estate.

The amounts outstanding under such agreements were as follows as of March 31, 2020 (in millions):

Term Loan Facility	$487.3
Mortgages	3.1
Equipment term loans	177.2
Finance lease obligations	26.0
Total long-term debt and capital leases	693.6
Less: current portion	(57.7)
Long-term debt and finance leases obligations, less current portion	$635.9

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

Cash Flows

The Company’s summary statements of cash flows information for the three months ended March 31, 2020 and 2019 is set forth in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019

Net cash provided by operating activities	$29.7	$36.4
Net cash provided by investing activities	$1.3	$0.7
Net cash used in financing activities	$(20.0)	$(20.5)

Operating Activities. Cash provided by the Company’s operating activities consists of net income or loss adjusted for certain non-cash items, including depreciation and amortization, deferred interest, gain/loss on disposal of property and equipment, deferred income taxes, impairments, restructuring charges, non-cash operating lease expense, stock-based compensation, bad debt expense and the effect of changes in working capital and other activities.

Cash provided by operating activities was $29.7 million during the three months ended March 31, 2020 and consisted of $17.3 million of net loss plus $40.5 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense, impairment and stock-based compensation, plus $6.5 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the three months ended March 31, 2020 reflect an increase of $1.3 million in accounts receivable, $2.2 million in accounts payable and $7.2 million in accrued expenses and other liabilities; offset by a $4.0 million decrease in prepaid and other current assets and $0.2 million in drivers’ advances and other receivables. Cash provided by operating activities was $36.4 million during the three months ended March 31, 2019 and consisted of $9.3 million of net loss plus $47.6 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense, deferred taxes and stock-based compensation, plus $1.9 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the three months ended March 31, 2019 reflect decreases of a $8.9 million in accounts receivable and $2.8 million in drivers’ advances and other receivables, offset by a $1.9 million increase in prepaid and other current assets, and a $7.9 million increase in accounts payable and accrued expenses.

The $6.7 million decrease in cash provided by operating activities during the three months ended March 31, 2020, as compared with the three months ended March 31, 2019, was primarily the result of an $8.0 million increase in net loss, reduced by decreases of $12.7 million in depreciation, $2.5 million in amortization of intangible assets, $3.7 million in non-cash operating lease expense, $1.9 million in deferred taxes, a $0.8 million increased in gain on disposition and $0.1 million in stock-based compensation expense, increased by $0.4 million in amortization of deferred financing fees, $13.4 million in impairment and $0.8 million in bad debt expense. Net cash provided by working capital increased $8.4 million.

Investing Activities. Cash flows from investing activities increased from $0.7 million provided by investing activities for the three months ended March 31, 2019 to $1.3 million provided by investing activities for the three months ended March 31, 2020 reflecting an increase of $0.6 million in cash equipment purchases and an increase of $1.2 million in cash receipts from sales of revenue equipment for the three months ended March 30, 2020.

Total net cash capital expenditures (receipts) for the three months ended March 31, 2020 and 2019 are shown below:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019

Revenue equipment (tractors, trailers and trailer accessories)	$4.0	$1.4
Buildings and building improvements	0.1	1.0
Other	0.4	1.5
Total cash capital expenditures	4.5	3.9
Less: Proceeds from sales of property and equipment	5.8	4.6
Net cash capital expenditures (receipts)	$(1.3)	$(0.7)

Financing Activities. Cash flows from financing activities decreased from $20.5 million used in financing activities for the three months ended March 31, 2019 to $20.0 million used in financing activities for the three months ended March 31, 2020. This decrease was primarily a result of net debt proceeds of $0.5 million.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed on March 10, 2020. The Company considers certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. The Company identifies and discusses these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K filed on March 10, 2020. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical.” Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Quarterly Report on Form 10-Q with the Audit Committee of the Company’s board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2019. For further information on the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed on March 10, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and financial officer concluded, as of the end of the period, our disclosure controls and procedures were not effective as of March 31, 2020 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Management’s Remediation

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing remediation plans to address the material weaknesses. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2020.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the risk factor included below, there have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The COVID-19 pandemic, and various governmental actions taken to mitigate its impact, have affected and may materially adversely affect, and any future outbreak of any other highly infectious or contagious diseases may materially adversely affect, our operations, financial performance and condition, operating results and cash flows.

The COVID-19 pandemic, and various governmental actions taken to mitigate its impact, has affected, and may materially adversely affect, our operations, financial performance and condition, operating results and cash flows. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. Thus far in 2020, the COVID-19 pandemic has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•

our revenue may be reduced to the extent the pandemic results in an economic downturn or recession, as many experts predict, which leads to a decrease in demand for our services or the transportation markets in general;

•	our operations may be disrupted or impaired, if a significant portion of our drivers or other employees are unable to work due to illness;

•

the pandemic has increased volatility and caused negative pressure in the capital markets; as a result, we may experience difficulty accessing the capital or financing needed to fund our operations, which have substantial capital requirements, on satisfactory terms or at all;

•	we may experience liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;

•	customers, suppliers and other third parties may argue that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

•

we may experience workforce rightsizing-related issues and incur severance payments as a result of adjusting our workforce to market conditions, and we may subsequently experience retention issues and driver shortages when market conditions improve;

•

our management may be distracted as they are focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our workforce and customers, which has required, and will continue to require, a large investment of time and resources; and

•	we may be at greater risk for cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our financial performance and debt obligations. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on the Company’s operations or mandates to provide services in a specified manner); the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the extent and duration of the effect on consumer confidence and spending; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in the value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. There are no comparable recent events that provide guidance as to the effect the COVID-19 global pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

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

Date: May 7, 2020	DASEKE, INC.

	By:	/s/ Christopher Easter
	Name:	Christopher Easter
	Title:	Chief Executive Officer, Chief Operating Officer and Director
(On behalf of the Registrant and as the Registrant’s Principal Executive
Officer)