Form 10-Q
period 2020-06-30
Daseke, Inc.
filed 2020-08-06
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

◻ Large accelerated filer	☑ Accelerated filer
◻ Non-accelerated filer	☑ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common shares of the registrant outstanding at August 3, 2020 were 64,729,703.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$157.3	$95.7
Accounts receivable, net of allowance of $4.6 at June 30, 2020 and $3.5 at December 31, 2019	162.0	197.8
Drivers’ advances and other receivables	9.4	8.2
Parts supplies	2.9	3.5
Assets held for sale	4.9	—
Prepaid and other current assets	24.6	21.9
Total current assets	361.1	327.1

Property and equipment, net	388.6	439.0
Intangible assets, net	99.0	109.1
Goodwill	139.5	139.9
Right-of-use assets	112.3	95.9
Other long-term assets	33.5	29.6
Total assets	$1,134.0	$1,140.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18.0	$20.5
Accrued expenses and other liabilities	50.8	44.2
Accrued payroll, benefits and related taxes	30.5	28.2
Accrued insurance and claims	21.2	18.7
Current portion of long-term debt	55.0	59.4
Other current liabilities	51.1	48.8
Total current liabilities	226.6	219.8

Line of credit	—	1.7
Long-term debt, net of current portion	625.1	631.6
Deferred tax liabilities	67.4	69.9
Share-based payment liability	0.6	—
Other long-term liabilities	93.3	78.9
Total liabilities	1,013.0	1,001.9

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at June 30, 2020 and December 31, 2019	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 64,727,425 and 64,589,075 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in-capital	439.4	437.5
Accumulated deficit	(382.7)	(363.4)
Accumulated other comprehensive loss	(0.7)	(0.4)
Total stockholders’ equity	121.0	138.7
Total liabilities and stockholders’ equity	$1,134.0	$1,140.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Company freight	$167.0	$206.9	$347.9	$413.1
Owner operator freight	96.0	121.7	203.8	232.7
Brokerage	57.9	72.8	119.6	144.2
Logistics	8.8	13.1	18.9	25.5
Fuel surcharge	22.0	36.1	52.5	68.1
Total revenue	351.7	450.6	742.7	883.6

Operating expenses:
Salaries, wages and employee benefits	99.4	124.3	209.8	243.4
Fuel	18.2	36.2	46.9	71.2
Operations and maintenance	45.3	53.1	90.9	107.9
Communications	0.9	1.2	1.9	2.2
Purchased freight	112.2	156.4	246.4	303.0
Administrative expenses	17.2	17.2	37.4	33.3
Sales and marketing	0.3	1.3	1.0	2.5
Taxes and licenses	4.0	5.0	8.5	9.9
Insurance and claims	15.6	12.2	30.6	24.7
Depreciation and amortization	22.8	39.7	49.1	81.2
(Gain) loss on disposition of property and equipment	0.4	(0.7)	(0.8)	(1.1)
Impairment	—	—	13.4	—
Restructuring charges	3.0	—	3.5	—
Total operating expenses	339.3	445.9	738.6	878.2
Income from operations	12.4	4.7	4.1	5.4

Other expense (income):
Interest income	(0.1)	(0.2)	(0.4)	(0.4)
Interest expense	11.0	12.7	23.0	25.4
Other	(1.1)	(0.7)	0.1	(1.3)
Total other expense	9.8	11.8	22.7	23.7

Income (loss) before benefit for income taxes	2.6	(7.1)	(18.6)	(18.3)
Provision (benefit) for income taxes	2.1	(0.7)	(1.8)	(2.6)
Net income (loss)	0.5	(6.4)	(16.8)	(15.7)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0.1, $0.1, $(0.1) and $0.3, respectively	0.2	0.4	(0.3)	0.5
Comprehensive income (loss)	0.7	(6.0)	(17.1)	(15.2)

Net income (loss)	0.5	(6.4)	(16.8)	(15.7)
Less dividends to Series A convertible preferred stockholders	(1.3)	(1.3)	(2.5)	(2.5)
Net loss attributable to common stockholders	$(0.8)	$(7.7)	$(19.3)	$(18.2)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.12)	$(0.30)	$(0.28)
Weighted-average common shares outstanding:
Basic and Diluted	64,173,164	64,523,163	64,625,347	64,496,550

Dividends declared per Series A convertible preferred share	$1.91	$1.91	$3.81	$3.81

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2020

(Unaudited)

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2020	650,000	$65.0	64,589,075	$—	$437.5	$(363.4)	$(0.4)	$138.7
Vesting of restricted stock units	—	—	8,950	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net loss	—	—	—	—	—	(17.3)	—	(17.3)
Balance at March 31, 2020	650,000	$65.0	64,598,025	$—	$438.4	$(381.9)	$(0.9)	$120.6
Vesting of restricted stock units	—	—	129,400	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	1.1	—	—	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net income	—	—	—	—	—	0.5	—	0.5
Balance at June 30, 2020	650,000	$65.0	64,727,425	$—	$439.4	$(382.7)	$(0.7)	$121.0

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

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(16.8)	$(15.7)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	45.5	73.0
Amortization of intangible assets	3.6	8.2
Amortization of deferred financing fees	2.1	1.5
Non-cash operating lease expense	2.7	13.3
Stock-based compensation expense	2.6	1.9
Deferred taxes	(1.8)	(2.6)
Bad debt expense	1.3	0.5
Gain on disposition of property and equipment	(0.8)	(1.1)
Impairment	13.4	—
Changes in operating assets and liabilities
Accounts receivable	34.0	(21.9)
Drivers’ advances and other receivables	(1.2)	(1.7)
Prepaid and other current assets	(4.6)	(0.2)
Accounts payable	(2.3)	1.4
Accrued expenses and other liabilities	5.2	(1.7)
Net cash provided by operating activities	82.9	54.9

Cash flows from investing activities
Purchases of property and equipment	(14.9)	(12.1)
Proceeds from sale of property and equipment	36.4	16.5
Net cash provided by investing activities	21.5	4.4

Cash flows from financing activities:
Advances on line of credit	736.4	639.2
Repayments on line of credit	(738.1)	(639.2)
Principal payments on long-term debt	(39.1)	(38.9)
Deferred financing fees	—	(0.2)
Series A convertible preferred stock dividends	(2.5)	(2.5)
Net cash used in financing activities	(43.3)	(41.6)

Effect of exchange rates on cash and cash equivalents	0.5	—

Net increase in cash and cash equivalents	61.6	17.7
Cash and cash equivalents – beginning of period	95.7	46.0
Cash and cash equivalents – end of period	$157.3	$63.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$20.8	$23.4
Cash paid for income taxes	$1.3	$1.3

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$30.0	$47.9
Property and equipment sold for notes receivable	$0.1	$0.3
Right-of-use assets acquired	$26.8	$25.7

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of June 30, 2020 and December 31, 2019, the balance of deferred finance charges was $9.3 million and $11.4 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $1.0 million and $0.8 million for the three months ended June 30, 2020 and 2019, and $2.1 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required. In the six months ended June 30, 2020, the Company recognized asset impairments, which are more fully described in Note 3.

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

Contingent Consideration

The contingent consideration liabilities, included in other current liabilities on the consolidated balance sheet, represent future payment obligations for certain EBITDA thresholds related to the Company’s acquisitions over a defined period of time. The fair value of the Company’s contingent consideration liabilities are determined using estimates based on discount rates that reflect the risk involved and the projected EBITDA of the acquired businesses, therefore the liabilities are classified within Level 3 of the fair value framework. The balance of contingent consideration as of June 30, 2020 and December 31, 2019 was $21.2 million and $21.5 million, respectively. The table below is a summary of the changes in the fair value of this liability for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended
	June 30,
	2020	2019
Balance at beginning of period	$21.5	$21.9
Change in fair value	(0.3)	(0.4)
Balance at end of period	$21.2	$21.5

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

Fair values of performance stock units are estimated using the Monte Carlo valuation model  in a risk-neutral framework to model future stock price movements based upon highly subjective assumptions, including historical volatility, risk-free rates of return and the stock price simulated over the performance period. The risk-free interest rate is based on the interpolated constant maturity treasury curve for the performance period. Expected volatility is calculated using annualized historical volatility with a lookback period equal to the remaining performance period.

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it had 13 operating segments as of June 30, 2020 and 16 operating segments as of June 30, 2019 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

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

For the three and six months ended June 30, 2020 and 2019, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and outstanding stock options were not included in the computation of diluted loss per share as their effects were anti-dilutive. Additionally, for the three and six months ended June 30, 2019, there was no dilutive effect from the Merger Agreement earn-out provision found in the Agreement and Plan of Merger, dated December 22, 2016, in which a wholly-owned subsidiary of Hennessy Capital Acquisition Corp. II (Hennessy) merged with and into Daseke, with Daseke surviving as a direct wholly-owned subsidiary of Hennessy, (the Merger Agreement) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants). See Note 16 for the effects of non-vested restricted stock units on basic and diluted earnings per share under the two-class method.

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

Practical expedients

The Company has designated the following preference and practical expedients:

●	To not disclose remaining performance obligations when the expected performance obligation duration is one year or less. The vast majority of the Company’s services transfer control within a month of the inception of the contract with select specialized loads taking several months to allow for increased planning and permitting.

●	Recognize the incremental costs of obtaining or fulfilling a contract as an expense when incurred, as the amortization period of a potential asset would be recognized in one year or less.

●	Exclude taxes collected on behalf of government authorities from the Company’s measurement of transaction prices. Tax amounts are not included within net income or cost of sales.

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

The Company recorded depreciation expense of $4.2 million and $3.9 million for the three months ended June 30, 2020 and 2019, $8.3 million and $8.8 million for the six months ended June 30, 2020 and 2019 on its assets leased under operating leases, respectively. Lease income from lease payments related to the Company's operating leases for the three months ended June 30, 2020 and 2019, was $6.2 million and $6.1 million, and for the six months ended June 30, 2020 and 2019 was $12.4 million and $11.6 million, respectively.

The Company has designated the following preferences and practical expedients:

●	Adopt the land easement practical expedient;

●	To not separate the non-lease components of a contract from the lease component for its office equipment asset class;

●	To not apply the recognition requirements to leases with terms of twelve months or less; and

●	To apply the portfolio approach in determination of the incremental borrowing rate.

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

NOTE 2 – LEASES

Lessee

The following table reflects the Company’s components of lease expenses for the three and six months ended June 30, 2020 and 2019 (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2020	2019	2020	2019
Operating lease cost
Revenue equipment	Operations and maintenance	$6.6	$7.8	$13.0	$13.5
Real estate	Administrative expense	3.7	4.8	7.5	9.1
Total operating lease cost		$10.3	$12.6	$20.5	$22.6

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1.5	$1.1	$3.0	$2.4
Interest on lease liabilities	Interest expense	0.2	0.3	0.5	0.5
Total finance lease cost		$1.7	$1.4	$3.5	$2.9

Total lease cost(a)		$12.0	$14.0	$24.0	$25.5
(a)	Short-term lease expense and variable lease expense are immaterial.

The Company follows ASC 360, “Impairment or Disposal of Long-Lived Assets” guidance to determine whether right-of-use assets relating to operating and finance leases are impaired. The Company recorded impairment charges of $3.2 million to right-of-use assets relating to operating leases for the six months ended June 30, 2020 in connection with the planned divestiture of Aveda Transportation and Energy Services Inc. (Aveda). See Note 3 for details. There was no impairment charge to right-of-use assets relating to operating leases for the six months ended June 30, 2019.

The components of assets and liabilities for operating and finance leases are as follows as of June 30, 2020 and December 31, 2019 (in millions):

		June 30,	December 31,
	Classification	2020	2019
Assets
Capitalized operating lease right-of-use assets	Right-of-use assets	$112.3	$95.9
Finance lease right-of-use assets	Other long-term assets	29.2	25.3
Total lease assets		$141.5	$121.2

Liabilities
Capitalized operating lease liabilities:
Current	Other current liabilities	$29.9	$27.3
Non-current	Other long-term liabilities	91.6	77.8
Total capitalized operating lease liabilities		$121.5	105.1

Finance lease liabilities:
Current	Current portion of long-term debt	$6.7	6.2
Non-current	Long-term debt, net of current portion	22.9	19.3
Total finance lease liabilities		$29.6	25.5

Total lease liabilities		$151.1	$130.6

The following table is a summary of supplemental cash flows related to leases for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capitalized operating leases	$(18.8)	$(17.1)
Operating cash flows from finance leases	(0.6)	(0.4)
Financing cash flows from finance leases	(3.5)	(2.8)
Right-of-use assets obtained in exchange for lease obligations:
Capitalized operating lease right-of-use assets	$26.8	$25.7
Finance lease right-of-use assets	5.2	9.2

The following table is the future payments on leases as of June 30, 2020 (in millions):

	Capitalized
	Operating	Finance
Year ending December 31,	leases	leases	Total
2020(1)	$17.7	$4.2	$21.9
2021	32.4	8.4	40.8
2022	28.3	6.4	34.7
2023	22.3	7.0	29.3
2024	11.6	4.3	15.9
Thereafter	25.3	2.0	27.3
Total lease payments	137.6	32.3	169.9
Less: interest	(16.1)	(2.7)	(18.8)
Present value of lease liabilities	$121.5	$29.6	$151.1
(1)	Six months ending December 31, 2020

The following table is a summary of weighted average lease terms and discount rates for leases as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)
Capitalized operating leases	4.96	5.01
Finance leases	3.74	3.83
Weighted-average discount rate
Capitalized operating leases	5.28%	5.54%
Finance leases	4.44%	4.51%

Lessor

The following table is the future minimum receipts on leases as of June 30, 2020 (in millions):

Twelve months ending June 30,	Amount
2021	$23.3
2022	17.7
2023	10.8
2024	5.8
2025	2.8
Thereafter	0.7
Total minimum lease receipts	$61.1

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

During the second quarter of 2020, the Company sold the majority of the assets that were previously classified as held for sale for $24.6 million and recognized a loss on the sale of $1.2 million, which is included in gain (loss) on disposition of property and equipment. The Company had $4.9 million of property and equipment classified as held for sale at June 30, 2020.  The remaining assets and liabilities that were previously classified as held for sale at March 31, 2020 were reclassified to held and used assets and liabilities, as they will be realized or abandoned upon the closure of the remaining open terminals of Aveda in 2020.

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Insurance	$14.2	$10.1
Licensing, permits and tolls	4.9	5.4
Other assets	2.9	3.1
Other prepaids	1.9	1.7
Highway and fuel taxes	0.7	1.6
	$24.6	$21.9

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise.

The summary of changes in goodwill follows for the six months ended June 30, 2020 (in millions):

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2019	$59.3	$80.6	$139.9
Foreign currency translation adjustment	—	(0.4)	(0.4)
Goodwill balance at June 30, 2020	$59.3	$80.2	$139.5

Intangible assets consisted of the following as of June 30, 2020 and December 31, 2019 (in millions):

	As of June 30, 2020			As of December 31, 2019
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$21.7	$(19.2)	$2.5	$21.7	$(18.4)	$3.3
Customer relationships	88.9	(45.0)	43.9	88.9	(42.2)	46.7
Trade names	52.9	—	52.9	59.1	—	59.1
Foreign currency translation adjustment	(0.3)	—	(0.3)	—	—	—
Total intangible assets	$163.2	$(64.2)	$99.0	$169.7	$(60.6)	$109.1

For the six months ended June 30, 2020, the Company recorded an impairment charge to intangible assets of $6.2 million for the trade names category of intangible assets. See Note 3 for details.

As of June 30, 2020, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.4 and 9.5 years, respectively.

Amortization expense for intangible assets with definite lives was $1.8 million and $3.9 million for the three months ended June 30, 2020 and 2019, and $3.6 million and $8.2 million for the six months ended June 30, 2020 and 2019 respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2020(1)	$0.5	$3.0
2021	1.0	5.9
2022	0.9	5.9
2023	0.1	5.9
2024	—	4.1
Thereafter	—	19.1
Total	$2.5	$43.9
(1)	Six months ending December 31, 2020

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

The Company implemented Project Synchronize and Project Pivot which resulted in recording of integration and restructuring costs. The integration and restructuring costs consist of assets impairments, employee-related costs, other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs. Severance and relocation costs are expensed in accordance with ASC 420. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income (loss). The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

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

During the first quarter of 2020, the Company made the decision to close certain of the Aveda terminals and wind down those operations. The Company recorded $2.8 million and $3.2 million of restructuring and exit costs in connection with the closure of these terminals in the three and six months ended June 30, 2020, respectively.

The Company recorded $0.2 million and $0.3 of integration and restructuring expenses in connection with Project Synchronize and Project Pivot for the three and six months ended June 30, 2020, respectively.

The following table summarizes the integration and restructuring costs for Project Synchronize and Project Pivot as of June 30, 2020 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Balance, December 31, 2019	$1.8	$—	$—	$1.8
Specialized Solution
Costs accrued	—	—	0.1	0.1
Amounts paid or charged	—	—	(0.1)	(0.1)
Specialized Solution balance at June 30, 2020	—	—	—	—
Flatbed Solution
Costs accrued	0.2	—	—	0.2
Amounts paid or charged	(0.2)	—	—	(0.2)
Flatbed Solution balance at June 30, 2020	—	—	—	—
Corporate
Costs accrued	—	—	—	—
Amounts paid or charged	(1.1)	—	—	(1.1)
Corporate balance at June 30, 2020	(1.1)	—	—	(1.1)
Consolidated
Costs accrued	0.2	—	0.1	0.3
Amounts paid or charged	(1.3)	—	(0.1)	(1.4)
Consolidated balance at June 30, 2020	$0.7	$—	$—	$0.7

The following table summarizes the restructuring and exit costs for the Aveda closed terminals as of June 30, 2020 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Specialized Solution
Costs accrued	$2.3	$0.3	$0.6	$3.2
Amounts paid or charged	(2.3)	(0.3)	(0.6)	(3.2)
Specialized Solution balance at June 30, 2020	$—	$—	$—	$—

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

The components of property and equipment are as follows as of June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Revenue equipment	$533.8	$597.0
Assets leased and available for lease to owner-operators	73.7	64.3
Buildings and improvements	58.2	59.9
Furniture and fixtures, office and computer equipment and vehicles	34.8	40.2
	700.5	761.4
Accumulated depreciation	(311.9)	(322.4)
	$388.6	$439.0

Depreciation expense on property and equipment was $16.8 million and $30.8 million for the three months ended June 30, 2020 and 2019, respectively, and $37.2 million and $62.3 million for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense and accumulated depreciation on assets leased and available for lease to owner-operators was $4.2 million and $5.1 million for the three months ended June 30, 2020 and 2019, respectively, and $8.3 million and $10.7 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Brokerage and escorts	$17.9	$16.9
Other accrued expenses	13.7	10.6
Owner-operator deposits	8.7	7.1
Unvouchered payables	6.9	6.1
Sales and local taxes payable	1.7	1.7
Fuel and fuel taxes	1.3	1.3
Interest	0.6	0.5
	$50.8	$44.2

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Line of credit	$—	$1.7
Term loan facility	486.0	488.5
Equipment term loans	173.8	188.4
Finance and capital leases	29.6	25.5
	689.4	704.1
Less current portion	(55.0)	(59.4)
Less unamortized debt issuance costs	(9.3)	(11.4)
Total long-term debt	$625.1	$633.3

Term Loan Facility

The Company has a $500.0 million term loan facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto (the Term Loan Facility) with a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.00% per annum and LIBOR (subject to a 1.00% floor) plus 5.00% per annum. At June 30, 2020, the average interest rate on the Term Loan Facility was 6.3%.

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

ABL Facility

The Company has a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The ABL Facility’s maximum credit amount may be increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of June 30, 2020, the Company had a debit balance of $1.0 million, $16.2 million in letters of credit outstanding, and could incur approximately $82.6 million of additional indebtedness under the ABL Facility.

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

At June 30, 2020, the interest rate on the ABL Facility was 3.75%.

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

As of June 30, 2020, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of June 30, 2020, the Company had term loans collateralized by equipment in the aggregate amount of $171.0 million with 34 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 10.7%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of June 30, 2020, the Company has a bank mortgage loan with a balance of $2.5 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020. The interest rate and monthly payments will be adjusted on November 1, 2020 to a rate of 2.5%, plus the three-year advance rate published by the Federal Home Loan Bank of Seattle in effect 45 days prior to November 1, 2020 (which will not be less than 3.7%). The bank mortgage loan matures November 1, 2023.

Future Payments

Future principal payments on long-term debt (see Note 2 for future payments on leases) as of June 30, 2020 are as follows (in millions):

Twelve months ending June 30,	Term Loan Facility	Equipment Term Loans	Total

2021	$5.0	$43.4	$48.4
2022	2.5	40.7	43.2
2023	2.5	32.8	35.3
2024	476.0	33.8	509.8
2025	—	14.9	14.9
Thereafter	—	8.2	8.2
Total long-term debt	$486.0	$173.8	$659.8

NOTE 10 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2020 and 2019 were 79.2% and 9.9%, respectively, and 9.7% and 14.2% for the six months ended June 30, 2020 and 2019, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers. State tax rates vary among states and range from approximately 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax.

There were no changes in uncertain tax positions during the three and six months ended June 30, 2020.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

As of June 30, 2020, the Company has no common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 12 for additional details about the Company’s stock-based compensation plan and liability classification for the awards for which sufficient shares are not available.

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

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. On February 27, 2020 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2020. On May 20, 2020, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 15, 2020. On February 27, 2019 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2019. On May 21, 2019, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 15, 2019.

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

Warrants

At June 30, 2020, there were a total of 35,040,658 warrants outstanding to purchase 17,520,329 shares of the Company’s common stock.

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

NOTE 12 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (the Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. Under the Plan, the Company is authorized to issue up to 4.5 million shares of common stock. As of June 30, 2020, the Company has no common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. During the six months ended June 30, 2020, the Company issued 1,402,000 of stock options and 1,761,900 of performance stock units (PSUs) classified as a liability due to the lack of shares available to be issued and can ultimately be cash-settled through the grant of cash-settled restricted stock units or stock appreciation rights if there is not a sufficient number of shares available. Equity awards generally vest annually on a pro-rata basis over a three to five-year period on the anniversary of each grant date. The Company also grants awards to our directors under the Plan. The awards granted to directors vest ratably over periods of one to five years annually on the anniversary of each grant date.

Stock-based compensation cost with equity classification is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. Aggregate stock-based compensation charges, net of forfeitures, were $1.1 million and $0.9 million during the three months ended June 30, 2020 and 2019, respectively, and $2.0 million and $1.9 million during the six months ended June 30, 2020 and 2019, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2020, there was $3.4 million and $3.7 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 2.4 years for stock options and 1.9 years for restricted stock units.

Stock-based compensation cost with liability classification is revalued on each balance sheet date with the corresponding adjustment to stock-based compensation recorded in the consolidated statements of operations and comprehensive income (loss). As of June 30, 2020, the company recorded $0.1 million and $0.5 million liability balance for option and PSUs, respectively.

Stock Options

The following table summarizes stock option grants:

Grantee Type	# of Options Granted	Issued and Outstanding*	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)

Director Group	150,000	100,000	5 years	$9.98	$4.36
Employee Group	4,444,630	3,958,624	3-5 years	$5.65	$2.44
Total		4,058,624

*Included 1,402,000 stock option classified as liability granted to employee group.

The Company’s calculations of the fair value of stock options granted as equity classification during the six months ended June 30, 2020 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions:

Weighted average expected life	6.0 years
Risk-free interest rate	0.43%
Expected volatility	41.04%
Expected dividend yield	0.00%

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

During the six months ended June 30, 2020, the Company issued 1,402,000 of stock options classified as liability and the fair value was calculated using Black-Scholes option-pricing model. The following inputs and assumptions were used to calculate the fair value of the liability classification of the options outstanding:

As at
June 30, 2020
Weighted average expected life	2.8 years
Risk-free interest rate	0.18%
Expected volatility	83.0% to 83.6%
Expected dividend yield	0.00%

A summary of option activity as of June 30, 2020 and changes during the six months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2020	2,308,924	$8.39	8.0	$0.2
Granted	1,811,900	1.41
Forfeited or expired	(62,200)	10.84
Outstanding as of June 30, 2020	4,058,624	$5.29	8.5	$5.0

Exercisable as of June 30, 2020	976,531	$9.76	7.0	$—
Vested and expected to vest as of June 30, 2020	4,058,624	$5.29	8.5	$5.0

The stock options’ maximum contract term is ten years. The total weighted average fair value of options granted during the six months ended June 30, 2020 and 2019 was $1.1 million and $0.6 million, respectively.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)

Director Group	893,996	772,784	1-2 years	$2.75
Employee Group	1,568,655	293,717	5 years	$10.59
Total		1,066,501

A summary of restricted stock unit awards activity under the Plan as of June 30, 2020 and changes during the six months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2020	1,180,882	$5.44
Granted	108,498	2.77
Vested	(176,531)	7.91
Forfeited	(46,348)	10.10
Non-vested as of June 30, 2020	1,066,501	$4.55

Performance Stock Units

PSUs become eligible for vesting upon the achievement of specific market-based conditions based on the performance of per share price of the Company’s common stock and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The grant date fair value of PSUs was determined using a Monte Carlo probability model and recognize the compensation expense ratably over the requisite service period with a corresponding liability. The liability is remeasured on each balance sheet date with corresponding adjustment to stock-based compensation recorded in the consolidated statements of operations and comprehensive income (loss).

During the six months ended June 30, 2020, the Company issued 1,761,900 of PSUs classified as a liability and the fair value was calculated using Monte Carlo probability model. The following inputs and assumptions were used to calculate the fair value of the PSUs:

As at
June 30, 2020
Term	2.4 to 2.8 years
Risk-free interest rate	0.17% to 0.18%
Expected volatility	83.0% to 89.4%
Expected dividend yield	0.00%

A summary of performance stock unit awards activity as of June 30, 2020 and changes during the six months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2020	—	$—
Granted	2,150,400	0.82
Vested	—	—
Forfeited	—	—
Non-vested as of June 30, 2020	2,150,400	$0.82

NOTE 13 – DEFINED CONTRIBUTION PLAN

The Company sponsors the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under the Internal Revenue Code provisions of Section 401(k). Under the safe harbor matching requirements, the Company made contributions to the Retirement Plan of $1.2 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of June 30, 2020 totaling approximately $18.1 million, including those disclosed in Note 9. These letters of credit are related to liability and workers compensation insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $1.8 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively, and $3.5 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $4.8 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $7.5 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively.

Certain insurance costs have been allocated to the operating segments beginning January 1, 2020, which were included in the corporate segment in 2019. Insurance costs included in the corporate segment for the three and six months ended June 30, 2019 were $1.4 million and $2.2 million, respectively, for the Flatbed Solutions segment and $4.9 million and $5.9 million, respectively, for the Specialized Solutions segment.

The following tables reflect certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended June 30, 2020
Total revenue	$137.2	$221.5	$(7.0)	$351.7
Company freight	48.9	121.6	(3.5)	167.0
Owner operator freight	60.1	38.3	(2.4)	96.0
Brokerage	15.5	43.1	(0.7)	57.9
Logistics	0.7	8.1	—	8.8
Fuel surcharge	12.0	10.4	(0.4)	22.0
Operating income (loss)	10.7	14.5	(12.8)	12.4
Depreciation	8.5	12.2	0.3	21.0
Amortization of intangible assets	0.8	1.0	—	1.8
Restructuring	0.2	2.8	—	3.0
Non-cash operating lease expense	1.2	(1.4)	—	(0.2)
Interest expense	2.4	2.8	5.8	11.0
Income (loss) before income tax	8.5	12.5	(18.4)	2.6
Total assets	341.2	605.0	187.8	1,134.0
Capital expenditures	9.2	21.4	—	30.6

Three Months Ended June 30, 2019
Total revenue	$174.9	$280.7	$(5.0)	$450.6
Company freight	55.0	154.5	(2.6)	206.9
Owner operator freight	73.4	49.6	(1.3)	121.7
Brokerage	25.7	47.7	(0.6)	72.8
Logistics	0.6	12.5	—	13.1
Fuel surcharge	20.2	16.4	(0.5)	36.1
Operating income (loss)	6.1	11.1	(12.5)	4.7
Depreciation	12.3	23.4	0.1	35.8
Amortization of intangible assets	1.3	2.6	—	3.9
Non-cash operating lease expense	3.1	3.5	0.1	6.7
Interest expense	2.7	3.3	6.7	12.7
Income (loss) before income tax	3.5	8.1	(18.7)	(7.1)
Total assets	501.5	932.4	69.1	1,503.0
Capital expenditures	15.8	14.8	0.4	31.0

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Six Months Ended June 30, 2020
Total revenue	$292.4	$461.9	$(11.6)	$742.7
Company freight	100.2	253.7	(6.0)	347.9
Owner operator freight	126.3	81.0	(3.5)	203.8
Brokerage	35.0	86.0	(1.4)	119.6
Logistics	1.5	17.3	0.1	18.9
Fuel surcharge	29.4	23.9	(0.8)	52.5
Operating income (loss)	19.3	8.0	(23.2)	4.1
Depreciation	16.8	28.1	0.6	45.5
Amortization of intangible assets	1.6	2.0	—	3.6
Impairment	—	13.4	—	13.4
Restructuring	0.2	3.3	—	3.5
Non-cash operating lease expense	2.1	0.6	—	2.7
Interest expense	4.9	5.9	12.2	23.0
Income (loss) before income tax	14.6	1.8	(35.0)	(18.6)
Capital expenditures	17.0	27.9	—	44.9

Six Months Ended June 30, 2019
Total revenue	$343.0	$550.2	$(9.6)	$883.6
Company freight	110.2	308.4	(5.5)	413.1
Owner operator freight	142.0	93.3	(2.6)	232.7
Brokerage	51.1	93.7	(0.6)	144.2
Logistics	1.3	24.2	—	25.5
Fuel surcharge	38.4	30.6	(0.9)	68.1
Operating income (loss)	9.4	18.8	(22.8)	5.4
Depreciation	25.4	47.4	0.2	73.0
Amortization of intangible assets	3.0	5.2	—	8.2
Non-cash operating lease expense	5.5	7.6	0.2	13.3
Interest expense	5.3	6.6	13.5	25.4
Income (loss) before income tax	4.4	13.1	(35.8)	(18.3)
Capital expenditures	30.5	28.5	1.0	60.0

NOTE 16 –LOSS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2020	2019	2020	2019

Numerator:
Net loss	$0.5	$(6.4)	$(16.8)	$(15.7)
Less Series A preferred dividends	(1.3)	(1.3)	(2.5)	(2.5)
Net loss attributable to common stockholders	$(0.8)	$(7.7)	$(19.3)	$(18.2)

Denominator:
Weighted-average shares outstanding	64.2	64.5	64.6	64.5
Weighted average non-vested participating restricted stock units	—	—	—	—
Denominator for basic and diluted EPS – weighted-average shares	64.2	64.5	64.6	64.5

Basic and diluted loss per share	$(0.01)	$(0.12)	$(0.30)	$(0.28)

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

Second Quarter Operational Overview

●	Total revenue of $351.7 million, a decrease of 21.9%, company freight of $167.0 million, a decrease of 19.3%, owner operator freight of $96.0 million, a decrease of 21.1% and brokerage freight of $57.9 million, a decrease of 20.5% compared to second quarter of 2019;

●	Rate per mile for the three months ended June 30, 2020 was $1.80 for Flatbed Solutions segment and $3.16 for Specialized Solutions segment compared to $1.94 for Flatbed Solutions segment and $3.54 for Specialized Solutions segment for the three months ended June 30, 2019;

●	Operating income of $12.4 million, compared with operating income of $4.7 million in second quarter of 2019;

●	Net income of $0.5 million, or loss of $0.01 per basic and diluted share, compared with net loss of $6.4 million, or $0.12 per basic and diluted share, in the second quarter of 2019;

●	Total liquidity available at June 30, 2020 increased by $18.6 million to $272.1 million from $253.5 million at December 31, 2019; and

●	Material debt at June 30, 2020 decreased by $14.7 million to $689.4 million from $704.1 at December 31, 2019.

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

In March 2020, the Company’s board of directors approved a plan for the sale of certain Aveda terminals located in Texas and Oklahoma, and during the second quarter of 2020, substantial progress has been made, including collection of approximately $47.7 million in proceeds from the sale of property and equipment, and reduction in net working capital. The Company currently believes that the divestiture process will be finalized before the completion of the third quarter of 2020, and upon completion, the Company’s exposure to the oil and gas end market will decrease significantly.

COVID-19: Impact and Outlook

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

As an essential business under the guidelines issued by each of the Company’s states of operations, the Company has been allowed to continue to operate its business through the COVID-19 pandemic. The Company has permitted some personnel to work from home and has taken additional precautions to ensure the safety of its workforce, customers and the communities in which it operates. In general, the Company has experienced limited operational impacts, in the first half of 2020, as a result of COVID-19 directly. A substantial majority of its operating sites have remained open and operating, although some of the nation’s ports that the Company serves have experienced reduced hours of operation and reduced volumes.

Beginning in the last half of March 2020, the Company experienced a decline in demand  due to the COVID-19 pandemic, as sectors of the economy began to shut down. Towards the end of April 2020, the Company experienced a significant decline in freight volumes and rates as stay-at-home orders across the country led to a halt in overall industrial production. In May and June 2020,the rate environment started to slowly improve and the Company’s volumes progressively increased nearly every week, albeit off the lower base. As a result of the decline in freght. Overall, the Company’s results of operations and financial condition were significantly impacted by the COVID-19 pandemic in the second quarter of 2020, and the Company expects that its results of operations and financial condition will continue to be adversely impacted for the remainder of 2020, as levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity and to measures of industrial production since many of the Company’s customers are in the manufacturing and industrial segments. In particular, shelter-in-place mandates, the closing of manufacturing facilities and the overall depressed economic environment have significantly affected demand for many of the Company’s customers, including those that manufacture aircraft parts and those in the energy sector. However, given the diversity of the Company’s customer base and the various end markets that Daseke serves, not all of the Company’s customers have been as affected, and demand for the Company’s services by customers in certain end markets, such as wind, lumber and building materials, have remained steady, partially offsetting softness in other end markets.

The Company believes that a significant portion of its cost structure is variable, and the Company has taken and will continue to take aggressive actions to adjust its expenses to reflect changes in demand for its services. These actions, which have been supported by the operational integrations and business improvement plans that the Company began to implement in 2019, have included reduced use of contractors, reduced employee hours, furloughs, layoffs and voluntary use of paid time off, consistent with local regulations. Although the Company does not expect to be able to fully offset the effects of significantly reduced volumes on its results of operations, the actions that the Company is taking, combined with the variable components of its cost structure, has, and should continue to, partially mitigate the impact of the pandemic on its results of operations. The Company also expects to reduce its net capital expenditures this year. Conversely, however, the Company is taking additional measures and incurring additional expense to protect the health and safety of its workforce and its customers. In addition, the Company could incur restructuring and other costs as it modifies and right-sizes its operations for declines and/or surges in demand, and may incur incremental interest expense this year as a result of steps it may take in order to further strengthen its liquidity.

We currently expect the COVID-19 pandemic to continue to negatively impact the Company for the second half of 2020, and the Company’s first half of 2020 results and operating trends may not provide any meaningful indication as to what our financial results may be in the second half of this year. We have a diverse customer base with exposure to a wide array of industrial end markets, each of which are experiencing their own respective growth and economic recovery patterns. The effect of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect the Company’s business, results of operations and financial condition even after the COVID-19 pandemic has subsided and “stay at home” mandates have been lifted. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on the Company’s operations or mandates to provide services in a specified manner); the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the extent and duration of the effect on consumer confidence and spending; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in the value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. There are no comparable recent events that provide guidance as to the effect the COVID-19 global pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. See “Part II. Item 1A.

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

Expenses

The Company’s most significant expenses vary with miles traveled and include driver wages, services purchased from owner-operators and other transportation providers (which are recorded on the “Purchased freight” line of the Company’s consolidated statements of operations and comprehensive income (loss) and fuel. Driver-related expenses vary with miles traveled, however the Company currently expects its expenses relating to driver wages to remain stable in the near-term as a result of driver wage increases implemented in the second half of 2018 to address the shortage of qualified drivers in the general trucking industry, compared to demand at that time. The expectation of stable driver wages paid per mile are due to current market conditions caused by shippers’ downward pressure on rates resulting in some easing of capacity in the industry.

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

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2020 and 2019 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended June 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$167.0	47.5	$206.9	45.9	$(39.9)	(19.3)
Owner operator freight	96.0	27.3	121.7	27.0	(25.7)	(21.1)
Brokerage	57.9	16.5	72.8	16.2	(14.9)	(20.5)
Logistics	8.8	2.5	13.1	2.9	(4.3)	(32.8)
Fuel surcharge	22.0	6.2	36.1	8.0	(14.1)	(39.1)
Total revenue	351.7	100.0	450.6	100.0	(98.9)	(21.9)

OPERATING EXPENSES:
Salaries, wages and employee benefits	99.4	28.3	124.3	27.6	(24.9)	(20.0)
Fuel	18.2	5.2	36.2	8.0	(18.0)	(49.7)
Operations and maintenance	45.3	12.9	53.1	11.8	(7.8)	(14.7)
Communications	0.9	0.3	1.2	0.3	(0.3)	(25.0)
Purchased freight	112.2	31.9	156.4	34.7	(44.2)	(28.3)
Administrative expenses	17.2	4.9	17.2	3.8	—	*
Sales and marketing	0.3	0.1	1.3	0.3	(1.0)	(76.9)
Taxes and licenses	4.0	1.1	5.0	1.1	(1.0)	(20.0)
Insurance and claims	15.6	4.4	12.2	2.7	3.4	27.9
Depreciation and amortization	22.8	6.5	39.7	8.8	(16.9)	(42.6)
Gain on disposition of property and equipment	0.4	0.1	(0.7)	(0.2)	1.1	(157.1)
Restructuring charges	3.0	0.9	—	*	3.0	*
Total operating expenses	339.3	96.5	445.9	99.0	(106.6)	(23.9)
Operating ratio	96.5%		99.0%
Adjusted operating ratio(1)	94.3%		96.8%
INCOME FROM OPERATIONS	12.4	3.5	4.7	1.0	7.7	163.8

Other expense (income):
Interest income	(0.1)	*	(0.2)	*	0.1	(50.0)
Interest expense	11.0	3.1	12.7	2.8	(1.7)	(13.4)
Other	(1.1)	(0.3)	(0.7)	(0.2)	(0.4)	57.1
Total other expense	9.8	2.8	11.8	2.6	(2.0)	(16.9)

Income (loss) before benefit for income taxes	2.6	0.7	(7.1)	(1.6)	9.7	(136.6)
Provision (benefit) for income taxes	2.1	0.6	(0.7)	(0.2)	2.8	(400.0)
Net income (loss)	$0.5	0.1	$(6.4)	(1.4)	$6.9	(107.8)

OPERATING STATISTICS:
Company miles	63.5		71.5		(8.0)	(11.2)
Owner operator miles	47.5		52.2		(4.7)	(9.0)
Total miles (in millions)(2)	111.0		123.7		(12.7)	(10.3)

Company-operated tractors, as of quarter-end	3,137		3,808		(671)	(17.6)
Owner-operated tractors, as of quarter-end	2,104		2,392		(288)	(12.0)
Number of trailers, as of quarter-end	11,855		13,582		(1,727)	(12.7)

Company-operated tractors, average for the quarter	3,376		3,826		(450)	(11.8)
Owner-operated tractors, average for the quarter	2,176		2,360		(184)	(7.8)
Total tractors, average for the quarter	5,552		6,186		(634)	(10.2)

*	indicates not meaningful.
(1)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(2)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended June 30, 2020 and 2019 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended June 30, 2020 and 2019.

SPECIALIZED SOLUTIONS

	Three Months Ended June 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$121.6	54.9	$154.5	55.0	$(32.9)	(21.3)
Owner operator freight	38.3	17.3	49.6	17.7	(11.3)	(22.8)
Brokerage	43.1	19.5	47.7	17.0	(4.6)	(9.6)
Logistics	8.1	3.7	12.5	4.5	(4.4)	(35.2)
Fuel surcharge	10.4	4.6	16.4	5.8	(6.0)	(36.6)
Total revenue	221.5	100.0	280.7	100.0	(59.2)	(21.1)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	63.7	28.8	82.7	29.5	(19.0)	(23.0)
Fuel	11.4	5.1	23.4	8.3	(12.0)	(51.3)
Operations and maintenance	35.1	15.8	39.9	14.2	(4.8)	(12.0)
Purchased freight	60.0	27.1	78.6	28.0	(18.6)	(23.7)
Depreciation and amortization	13.2	6.0	26.0	9.3	(12.8)	(49.2)
Restructuring	2.8	1.3	—	*	2.8	*
Other operating expenses	20.8	9.4	19.0	6.8	1.8	9.5
Total operating expenses	207.0	93.5	269.6	96.0	(62.6)	(23.2)
Operating ratio	93.5%		96.0%
Adjusted operating ratio(2)	91.2%		93.2%
INCOME FROM OPERATIONS	$14.5	6.5	$11.1	4.0	$3.4	30.6

OPERATING STATISTICS:
Company miles	37.8		43.7		(5.9)	(13.5)
Owner operator miles	12.8		13.9		(1.1)	(7.9)
Total miles (in millions)(3)	50.6		57.6		(7.0)	(12.2)

Company-operated tractors, at quarter-end	1,986		2,481		(495)	(20.0)
Owner-operated tractors, at quarter-end	555		690		(135)	(19.6)
Number of trailers, at quarter-end	7,280		8,453		(1,173)	(13.9)

Company-operated tractors, average for the quarter	2,205		2,490		(285)	(11.4)
Owner-operated tractors, average for the quarter	631		671		(40)	(6.0)
Total tractors, average for the quarter	2,836		3,161		(325)

*	indicates not meaningful.
(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(3)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended June 30, 2020 and 2019 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended June 30, 2020 and 2019.

FLATBED SOLUTIONS

	Three Months Ended June 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$48.9	35.6	$55.0	31.4	$(6.1)	(11.1)
Owner operator freight	60.1	43.8	73.4	42.0	(13.3)	(18.1)
Brokerage	15.5	11.3	25.7	14.7	(10.2)	(39.7)
Logistics	0.7	0.5	0.6	0.3	0.1	16.7
Fuel surcharge	12.0	8.8	20.2	11.6	(8.2)	(40.6)
Total revenue	137.2	100.0	174.9	100.0	(37.7)	(21.6)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	30.7	22.4	34.9	20.0	(4.2)	(12.0)
Fuel	6.7	4.9	12.8	7.3	(6.1)	(47.7)
Operations and maintenance	10.2	7.4	13.0	7.4	(2.8)	(21.5)
Purchased freight	59.2	43.1	82.8	47.3	(23.6)	(28.5)
Depreciation and amortization	9.3	6.8	13.6	7.8	(4.3)	(31.6)
Restructuring	0.2	0.1	—	*	0.2	*
Other operating expenses	10.2	7.4	11.7	6.7	(1.5)	(12.8)
Total operating expenses	126.5	92.2	168.8	96.5	(42.3)	(25.1)
Operating ratio	92.2%		96.5%
Adjusted operating ratio(2)	91.5%		95.5%
INCOME FROM OPERATIONS	$10.7	7.8	$6.1	3.5	$4.6	75.4

OPERATING STATISTICS:
Company miles	25.7		27.8		(2.1)	(7.6)
Owner operator miles	34.7		38.3		(3.6)	(9.4)
Total miles (in millions)(3)	60.4		66.1		(5.7)	(8.6)

Company-operated tractors, at quarter-end	1,151		1,327		(176)	(13.3)
Owner-operated tractors, at quarter-end	1,549		1,702		(153)	(9.0)
Number of trailers, at quarter-end	4,575		5,129		(554)	(10.8)

Company-operated tractors, average for the quarter	1,171		1,336		(165)	(12.4)
Owner-operated tractors, average for the quarter	1,545		1,689		(144)	(8.5)
Total tractors, average for the quarter	2,716		3,025		(309)	(10.2)

*	indicates not meaningful.
(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(3)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

Revenue. Total revenue decreased 21.9% to $351.7 million for the three months ended June 30, 2020 from $450.6 million for the three months ended June 30, 2019, primarily due to the decrease in rate per mile and miles driven in both the Flatbed Solutions segment and Specialized Solutions segment. The decrease in total revenue was due primarily to decreases in company freight, owner operator freight and brokerage revenue as well as the Company’s effort to exit the Aveda operations. Company freight revenue decreased $39.9 million, or 19.3%, from $206.9 million for the three months ended June 30, 2019 to $167.0 million for the three months ended June 30, 2020. Owner operator freight revenue decreased $25.7 million, or 21.1%, from $121.7 million for the three months ended June 30, 2019 to $96.0 million for the three months ended June 30, 2020. The decreases in company freight and owner operator freight revenue were a result of a 10.9% decrease in rate per mile and a 10.3% decrease in total miles driven. Brokerage revenue decreased $14.9 million, or 20.5%, from $72.8 million for the three months ended June 30, 2019 to $57.9 million for the three months ended June 30, 2020 due to a decrease in customer volumes. Business interruption such as port closures and manufactory shutdowns related to the COVID-19 pandemic was the main driver of decrease in volumes. Logistics decreased $4.3 million, or 32.8%, from $13.1 million for the three months ended June 30, 2019 to $8.8 million for the three months ended June 30, 2020 as a result of decreases in logistics activities. Fuel surcharges, decreased $14.1 million, or 39.1%, from $36.1 million for the three months ended June 30, 2019 to $22.0 million for the three months ended June 30, 2020 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

The Company’s Specialized Solutions segment’s revenue was $221.5 million for the three months ended June 30, 2020 as compared to $280.7 million for the three months ended June 30, 2019, a decrease of 21.1%, which was primarily due to the decrease in company freight, owner operator freight and brokerage revenue as well as the Company’s effort to exit the Aveda operations. Company freight revenue decreased $32.9 million, or 21.3%, from $154.5 million for the three months ended June 30, 2019 to $121.6 million for the three months ended June 30, 2020. Owner operator freight revenue decreased from $49.6 million for the three months ended June 30, 2019 to $38.3 for the three months ended June 30, 2020. The decrease in overall freight revenue was primarily a result of a 10.7% decrease in rate per mile and a 12.2% decrease in total miles driven compared to the same period in 2019. Brokerage revenue decreased $4.6 million, or 9.6%, from $47.7 million for the three months ended June 30, 2019 to $43.1 million for the three months ended June 30, 2020 due to a decrease in customer volumes. Business interruption such as port closures, manufactory and government shutdowns related to the COVID-19 pandemic was the main driver of decrease in volumes, partially offset by an increase in wind industry. Logistics decreased $4.4 million, or 35.2% to $8.1 million from $12.5 million compared to the same period in 2019 as a result of decreases in logistics activities. Fuel surcharges decreased $6.0 million, or 36.6%, compared to the same period in 2019 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

The Company’s Flatbed Solutions segment’s revenue was $137.2 million for the three months ended June 30, 2020 as compared to $174.9 million for the three months ended June 30, 2019, a decrease of $37.7 million, or 21.6%, which was primarily due to a decrease in owner operator freight and brokerage revenue. Company freight revenue decreased $6.1 million, or 11.1%, from $55.0 million for the three months ended June 30, 2019 to $48.9 million for the three months ended June 30, 2020. Owner operator freight revenue decreased $13.3 million, or 18.1%, from $73.4 million for the three months ended June 30, 2019 to $60.1 million for the three months ended June 30, 2020. Brokerage revenue decreased $10.2 million, or 39.7%, from $25.7 million for the three months ended June 30, 2019 to $15.5 million for the three months ended June 30, 2020 due to a decrease in customer volumes. The decreases in company freight and owner operator freight was a result of a 7.2% decrease in rate per mile and a 8.6% decrease in total miles driven compared to the same period in 2019. Business closures and manufactory shutdowns related to the COVID-19 pandemic was the main driver of decrease in volumes. Steel and construction were among the hardest hit industries. Fuel surcharges decreased $8.2 million, or 40.6%, from $20.2 million for the three months ended June 30, 2019 to $12.0 million for the three months ended June 30, 2020 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

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

Salaries, wages and employee benefits expense decreased 20.0% to $99.4 million for the three months ended June 30, 2020 from $124.3 million for the three months ended June 30, 2019. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to Project Pivot and Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the three months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment had a $19.0 million, or 23.0%, decrease in salaries, wages and employee benefits expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), for the three months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment had a $4.2 million, or 12.0%, decrease in salaries, wages and employee benefits expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), for the three months ended June 30, 2020 was generally consistent with the same period in 2019.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense decreased $18.0 million, or 49.7%, to $18.2 million for the three months ended June 30, 2020 from $36.2 million for the three months ended June 30, 2019. This decrease was primarily due to a 22.2% decrease in average diesel prices period over period. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.429 for the three months ended June 30, 2020, compared to $3.123 for the same period in 2019. Total Company miles driven decreased 11.2% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

The Company’s Specialized Solutions segment’s fuel expense decreased 51.3% to $11.4 million for the three months ended June 30, 2020 from $23.4 million for the three months ended June 30, 2019, primarily as a result of a decrease in average diesel price and a decrease of 13.5% in Company miles driven for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

The Company’s Flatbed Solutions segment’s fuel expense decreased 47.7% to $6.7 million for the three months ended June 30, 2020 from $12.8 million for the three months ended June 30, 2019, primarily as a result of a decrease in average diesel price and a decrease of 7.6% in Company miles driven for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

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

Operations and maintenance expense decreased 14.7% to $45.3 million for the three months ended June 30, 2020 from $53.1 million for the three months ended June 30, 2019 due to a decrease of $4.7 million in preventative maintenance costs such as repairs and tires, $1.5 in lease costs, $0.8 million in tarps and securement, and $1.0 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the three months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $4.8 million, or 12.0%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as a result of a decrease of $2.9 million in preventative maintenance expense such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet and a decrease of $1.5 million in lease costs. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), increased 2.5% for the three months ended June 30, 2020 as compared to the same period in 2019.

The Company’s Flatbed Solutions segment’s operations and maintenance expense decreased $2.8 million, or 21.5%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of a decrease of $1.8 million in maintenance expense such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet and $0.4 million in tarps and securement. Operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), for the three months ended June 30, 2020 was generally consistent with the same period in 2019.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased $44.2 million or 28.3% from $156.4 million during the three months ended June 30, 2019 to $112.2 million during the three months ended June 30, 2020. Purchased freight expense from owner-operators decreased 14.6% from $89.6 million during the three months ended June 30, 2019 to $76.5 million during the three months ended June 30, 2020 as a result of a 9.0% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 46.7% from $66.9 million during the three months ended June 30, 2019 to $35.7 million during the three months ended June 30, 2020, as a result of lower rates and decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of consolidated revenue, for the three months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 23.7% to $60.0 million during the three months ended June 30, 2020 from $78.6 million during the three months ended June 30, 2019. Purchased freight expense from owner-operators decreased 12.2% from $30.3 million during the three months ended June 30, 2019 to $26.6 million during the three months ended June 30, 2020, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers decreased 30.8% from $48.3 million during the three months ended June 30, 2019 to $33.4 million during the three months ended June 30, 2020, as a result of a decrease in utilization of third-party capacity providers. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the three months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 28.5% to $59.2 million for the three months ended June 30, 2020 from $82.8 million for the three months ended June 30, 2019. Purchased freight expense from owner-operators decreased 15.8% to $49.9 million for the three months ended June 30, 2020 from $59.3 million for the three months ended June 30, 2019, as a result of a 9.4% decrease in owner operators’ miles driven. Purchased freight expense from third-party capacity providers decreased 60.7% from $23.6 million during the three months ended June 30, 2019 to $9.3 million during the three months ended June 30, 2020, primarily as a result of decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, decreased 4.2% for the three months ended June 30, 2020 as compared to the same period in 2019.

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

Depreciation and amortization expense decreased $16.9 million, or 42.6%, to $22.8 million during the three months ended June 30, 2020 from $39.7 million during the three months ended June 30, 2019 as a result of a 11.8% decrease in average tractor count in the Company’s fleet and further reduced by the impact of $97.6 million of impairments recorded in the third quarter of 2019 to reduce asset carrying values to fair value.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $12.8 million, or 49.2%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as a result of a 11.4% decrease in average tractor count in the segment’s fleet and further reduced by the impact of $58.6 million of impairments recorded in the third quarter of 2019 to reduce asset carrying values to fair value.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $4.3 million, or 31.6%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as a result of a 12.4% decrease in average tractor count in the segment’s fleet and further reduced by the impact of a $39.0 million of impairments recorded in the third quarter of 2019 to reduce asset carrying values to fair value.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $1.0 million for the three months ended June 30, 2020. Operating taxes and license expense, as a percentage of revenue, was 1.1% for the three months ended June 30, 2020 and 2019.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 27.9% to $15.6 million during the three months ended June 30, 2020 from $12.2 million during the three months ended June 30, 2019 due to increases in insurance premiums. Insurance and claims, as a percentage of revenue, for the three months ended June 30, 2020 was generally consistent with the three months ended June 30, 2019.

Impairment.  No impairment charges were recognized in the three months ended June 30, 2020.

Restructuring Costs. Restructuring costs of $3.0 million were recognized in the three months ended June 30, 2020 in connection with Phase II of Project Synchronize and the closure of certain Aveda terminals.

Operating Income (Loss).  Operating income was $12.4 million, or 3.5% of revenue, for the three months ended June 30, 2020 compared to operating income $4.7 million, or 1.0% of revenue, for the three months ended June 30, 2019, primarily as a result of tightening of expenses to maneuver through the pandemic and the Company’s plans to integrate and restructure some of its operating segments. The increase in operating income of $7.7 million compared to the three months ended June 30, 2019 due to a decrease in salaries, wages and employee benefits, fuel expense, maintenance expense, purchase freight and depreciation and amortization.

The Company’s Specialized Solutions segment’s operating income was $14.5 million, or 6.5% of revenue, for the three months ended June 30, 2020 compared to operating income of $11.1 million, or 4.0% of revenue, for the three months ended June 30, 2019, primarily as a result of tightening of expenses to maneuver through the pandemic. The change in operating income as a percent of revenue is primarily a result of a decrease in salaries, wages and employee benefits, fuel expense, maintenance expense, purchase freight and depreciation and amortization.

The Company’s Flatbed Solutions segment’s operating income was $10.7 million, or 7.8% of revenue, for the three months ended June 30, 2020 compared to operating income $6.1 million, or 3.5% of revenue, for the three months ended June 30, 2019, the increase primarily as a result of decreases in salaries and wages, fuel expense, maintenance expense, purchase freight  and depreciation and amortization.

Interest Expense. Interest expense consists of cash interest, amortization of debt issuance costs, fees and prepayment penalties. Interest expense decreased 13.4% to $11.0 million during the three months ended June 30, 2020 from $12.7 million during the three months ended June 30, 2019. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan and finance lease outstanding balances.

Income Tax. Benefit for income taxes decreased from $0.7 million for the three months ended June 30, 2019 to provision for income taxes of $2.1 million for the three months ended June 30, 2020. The effective tax rate was 79.2% for the three months ended June 30, 2020, compared to 9.9% for the three months ended June 30, 2019. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2020 and 2019 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Six Months Ended June 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$347.9	46.8	$413.1	46.8	$(65.2)	(15.8)
Owner operator freight	203.8	27.4	232.7	26.3	(28.9)	(12.4)
Brokerage	119.6	16.1	144.2	16.3	(24.6)	(17.1)
Logistics	18.9	2.5	25.5	2.9	(6.6)	(25.9)
Fuel surcharge	52.5	7.2	68.1	7.7	(15.6)	(22.9)
Total revenue	742.7	100.0	883.6	100.0	(140.9)	(15.9)

OPERATING EXPENSES:
Salaries, wages and employee benefits	209.8	28.2	243.4	27.5	(33.6)	(13.8)
Fuel	46.9	6.3	71.2	8.1	(24.3)	(34.1)
Operations and maintenance	90.9	12.2	107.9	12.2	(17.0)	(15.8)
Communications	1.9	0.3	2.2	0.2	(0.3)	(13.6)
Purchased freight	246.4	33.2	303.0	34.3	(56.6)	(18.7)
Administrative expenses	37.4	5.0	33.3	3.8	4.1	12.3
Sales and marketing	1.0	0.1	2.5	0.3	(1.5)	(60.0)
Taxes and licenses	8.5	1.1	9.9	1.1	(1.4)	(14.1)
Insurance and claims	30.6	4.1	24.7	2.8	5.9	23.9
Depreciation and amortization	49.1	6.6	81.2	9.2	(32.1)	(39.5)
Gain on disposition of revenue property and equipment	(0.8)	(0.1)	(1.1)	(0.1)	0.3	(27.3)
Impairment	13.4	1.8	—	*	13.4	*
Restructuring charges	3.5	0.5	—	*	3.5	*
Total operating expenses	738.6	99.4	878.2	99.4	(139.6)	(15.9)
Operating ratio	99.4%		99.4%
Adjusted operating ratio(1)	95.9%		97.0%
INCOME FROM OPERATIONS	4.1	0.6	5.4	0.6	(1.3)	(24.1)

Other expense (income):
Interest income	(0.4)	(0.1)	(0.4)	*	—	*
Interest expense	23.0	3.1	25.4	2.9	(2.4)	(9.4)
Other	0.1	*	(1.3)	(0.1)	1.4	(107.7)
Total other expense	22.7	3.1	23.7	2.7	(1.0)	(4.2)

Income (loss) before benefit for income taxes	(18.6)	(2.5)	(18.3)	(2.1)	(0.3)	1.6
Benefit for income taxes	(1.8)	(0.2)	(2.6)	(0.3)	0.8	(30.8)
Net loss	$(16.8)	(2.3)	$(15.7)	(1.8)	$(1.1)	7.0

OPERATING STATISTICS:
Company miles	130.8		140.3		(9.5)	(6.8)
Owner operator miles	97.4		100.6		(3.2)	(3.2)
Total miles (in millions)(2)	228.2		240.9		(12.7)	(5.3)

Company-operated tractors, at period-end	3,137		3,808		(671)	(17.6)
Owner-operated tractors, at period-end	2,104		2,392		(288)	(12.0)
Number of trailers, at period-end	11,855		13,582		(1,727)	(12.7)

Company-operated tractors, average for the period	3,432		3,852		(420)	(10.9)
Owner-operated tractors, average for the period	2,198		2,311		(113)	(4.9)
Total tractors, average for the period	5,630		6,163		(533)	(8.6)

*	indicates not meaningful.
(1)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(2)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the six months ended June 30, 2020 and 2019 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the six months ended June 30, 2020 and 2019.

SPECIALIZED SOLUTIONS

	Six Months Ended June 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$253.7	54.9	$308.4	56.1	$(54.7)	(17.7)
Owner operator freight	81.0	17.5	93.3	17.0	(12.3)	(13.2)
Brokerage	86.0	18.6	93.7	17.0	(7.7)	(8.2)
Logistics	17.3	3.7	24.2	4.4	(6.9)	(28.5)
Fuel surcharge	23.9	5.3	30.6	5.5	(6.7)	(21.9)
Total revenue	461.9	100.0	550.2	100.0	(88.3)	(16.0)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	137.9	29.9	163.7	29.8	(25.8)	(15.8)
Fuel	29.8	6.5	45.8	8.3	(16.0)	(34.9)
Operations and maintenance	69.8	15.1	80.3	14.6	(10.5)	(13.1)
Purchased freight	128.5	27.8	152.6	27.7	(24.1)	(15.8)
Depreciation and amortization	30.1	6.5	52.6	9.6	(22.5)	(42.8)
Impairment	13.4	2.9	—	*	13.4	*
Restructuring	3.3	0.7	—	*	3.3	*
Other operating expenses	41.1	8.9	36.4	6.6	4.7	12.9
Total operating expenses	453.9	98.3	531.4	96.6	(77.5)	(14.6)
Operating ratio	98.3%		96.6%
Adjusted operating ratio(2)	93.8%		93.5%
INCOME FROM OPERATIONS	$8.0	1.7	$18.8	3.4	$(10.8)	(57.4)

OPERATING STATISTICS:
Company miles	78.5		85.1		(6.6)	(7.8)
Owner operator miles	26.1		26.2		(0.1)	(0.4)
Total miles (in millions)(3)	104.6		111.3		(6.7)	(6.0)

Company-operated tractors, at period-end	1,986		2,481		(495)	(20.0)
Owner-operated tractors, at period-end	555		690		(135)	(19.6)
Number of trailers, at period-end	7,280		8,453		(1,173)	(13.9)

Company-operated tractors, average for the period	2,240		2,498		(258)	(10.3)
Owner-operated tractors, average for the period	643		664		(21)	(3.2)
Total tractors, average for the period	2,883		3,162		(279)

*	indicates not meaningful.
(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(3)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the six months ended June 30, 2020 and 2019 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the six months ended June 30, 2020 and 2019.

FLATBED SOLUTIONS

	Six Months Ended June 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$100.2	34.3	$110.2	32.1	$(10.0)	(9.1)
Owner operator freight	126.3	43.2	142.0	41.4	(15.7)	(11.1)
Brokerage	35.0	12.0	51.1	14.9	(16.1)	(31.5)
Logistics	1.5	0.5	1.3	0.4	0.2	15.4
Fuel surcharge	29.4	10.0	38.4	11.2	(9.0)	(23.4)
Total revenue	292.4	100.0	343.0	100.0	(50.6)	(14.8)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	64.2	22.0	69.4	20.2	(5.2)	(7.5)
Fuel	17.1	5.8	25.3	7.4	(8.2)	(32.4)
Operations and maintenance	21.0	7.2	27.3	8.0	(6.3)	(23.1)
Purchased freight	129.6	44.3	160.0	46.6	(30.4)	(19.0)
Depreciation and amortization	18.4	6.3	28.4	8.3	(10.0)	(35.2)
Restructuring	0.2	0.1	—	*	0.2	*
Other operating expenses	22.6	7.7	23.2	6.8	(0.6)	(2.6)
Total operating expenses	273.1	93.4	333.6	97.3	(60.5)	(18.1)
Operating ratio	93.4%		97.3%
Adjusted operating ratio(2)	92.7%		96.1%
INCOME FROM OPERATIONS	$19.3	6.6	$9.4	2.7	$9.9	105.3

OPERATING STATISTICS:
Company miles	52.3		55.2		(2.9)	(5.3)
Owner operator miles	71.3		74.4		(3.1)	(4.2)
Total miles (in millions)(3)	123.6		129.6		(6.0)	(4.6)

Company-operated tractors, at period-end	1,151		1,327		(176)	(13.3)
Owner-operated tractors, at period-end	1,549		1,702		(153)	(9.0)
Number of trailers, at period-end	4,575		5,129		(554)	(10.8)

Company-operated tractors, average for the period	1,192		1,354		(162)	(12.0)
Owner-operated tractors, average for the period	1,555		1,647		(92)	(5.6)
Total tractors, average for the period	2,747		3,001		(254)	(8.5)

*	indicates not meaningful.
(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(3)	Miles are estimated based on information received as the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

Revenue. Total revenue decreased 15.9% to $742.7 million for the six months ended June 30, 2020 from $883.6 million for the six months ended June 30, 2019, primarily due to the decrease in rate per mile and miles driven in both the Flatbed Solutions segment and Specialized Solutions segment. The decrease in total revenue was due primarily to decreases in company freight, owner operator freight, brokerage and fuel surcharge revenue as well as the Company’s effort to exit the Aveda operations. Company freight revenue decreased $65.2 million, or 15.8%, from $413.1 million for the six months ended June 30, 2019 to $347.9 million for the six months ended June 30, 2020. Owner operator freight revenue decreased $28.9 million, or 12.4%, from $232.7 million for the six months ended June 30, 2019 to $203.8 million for the six months ended June 30, 2020. The decreases in company freight and owner operator freight revenue were primarily a result of a 9.7% decrease in rate per mile and a 5.3% decrease in total miles driven. Brokerage revenue decreased $24.6 million, or 17.1%, from $144.2 million for the six months ended June 30, 2019 to $119.6 million for the six months ended June 30, 2020 due to a decrease in customer volumes. Business interruption such as port closures and manufactory shutdowns related to the COVID-19 pandemic was the main driver of decrease in volumes. Logistics decreased $6.6 million, or 25.9%, from $25.5 million for the six months ended June 30, 2019 to $18.9 million for the six months ended June 30, 2020 as a result of decreases in logistics activities. Fuel surcharges, decreased $15.6 million, or 22.9%, from $68.1 million for the six months ended June 30, 2019 to $52.5 million for the six months ended June 30, 2020 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

The Company’s Specialized Solutions segment’s revenue was $461.9 million for the six months ended June 30, 2020 as compared to $550.2 million for the six months ended June 30, 2019, a decrease of 16.0%, which was primarily due to the decrease in company freight, owner operator freight, brokerage and logistics revenue as well as the Company’s effort to exit the Aveda operations. Company freight revenue decreased $54.7 million, or 17.7%, from $308.4 million for the six months ended June 30, 2019 to $253.7 million for the six months ended June 30, 2020. Owner operator freight revenue decreased from $93.3 million for the six months ended June 30, 2019 to $81.0 for the six months ended June 30, 2020. The decrease in overall freight revenue was primarily a result of a 11.4% decrease in rate per mile and a 6.0% decrease in total miles driven compared to the same period in 2019. Brokerage revenue decreased $7.7 million, or 8.2%, from $93.7 million for the six months ended June 30, 2019 to $86.0 million for the six months ended June 30, 2020. Business interruption such as port closures, manufactory and government shutdowns related to the COVID-19 pandemic was the main driver of decrease in volumes, partially offset by an increase in wind industry. Logistics decreased 28.5% to $17.3 million from $24.2 million compared to the same period in 2019 as a result of decreases in logistics activities. Fuel surcharges decreased $6.7 million, or 21.9% compared to the same period in 2019 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

The Company’s Flatbed Solutions segment’s revenue was $292.4 million for the six months ended June 30, 2020 as compared to $343.0 million for the six months ended June 30, 2019, a decrease of 14.8%, which was primarily due to a decrease in company freight, owner operator freight and brokerage revenue. Company freight revenue decreased $10.0 million, or 9.1%, from $110.2 million for the six months ended June 30, 2019 to $100.2 million for the six months ended June 30, 2020. Owner operator freight revenue decreased $15.7 million, or 11.1%, from $142.0 million for the six months ended June 30, 2019 to $126.3 million for the six months ended June 30, 2020. The decreases in company freight and owner operator freight was a result of a 6.2% decrease in rate per mile and a 4.6% decrease in total miles driven compared to the same period in 2019. Brokerage revenue decreased $16.1 million, or 31.5%, from $51.1 million for the six months ended June 30, 2019 to $35.0 million for the six months ended June 30, 2020. Business closures and manufactory shutdowns related to the COVID-19 pandemic was the main driver of decrease in volumes. Steel and construction were among the hardest hit industries. Fuel surcharges decreased $9.0 million, or 23.4%, from $38.4 million for the six months ended June 30, 2019 to $29.4 million for the six months ended June 30, 2020 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

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

Salaries, wages and employee benefits expense decreased 13.8% to $209.8 million for the six months ended June 30, 2020 from $243.4 million for the six months ended June 30, 2019. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to Project Pivot and Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the six months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment had a $25.8 million, or 15.8%, decrease in salaries, wages and employee benefits expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), for the six months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment had a $5.2 million, or 7.5%, decrease in salaries, wages and employee benefits expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), for the six months ended June 30, 2020 was generally consistent with the same period in 2019.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense decreased $24.3 million, or 34.1%, to $46.9 million for the six months ended June 30, 2020 from $71.2 million for the six months ended June 30, 2019. This decrease was primarily due to a 13.6% decrease in average diesel prices period over period. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.656 for the six months ended June 30, 2020, compared to $3.073 for the same period in 2019. Total Company miles driven decreased 6.8% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

The Company’s Specialized Solutions segment’s fuel expense decreased 34.9% to $29.8 million for the six months ended June 30, 2020 from $45.8 million for the six months ended June 30, 2019, primarily as a result of a decrease in average diesel price and a decrease of 7.8% in Company miles driven for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

The Company’s Flatbed Solutions segment’s fuel expense decreased 32.4% to $17.1 million for the six months ended June 30, 2020 from $25.3 million for the six months ended June 30, 2019, primarily as a result of a decrease in average diesel price and a decrease of 5.3% in Company miles driven for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

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

Operations and maintenance expense decreased 15.8% to $90.9 million for the six months ended June 30, 2020 from $107.9 million for the six months ended June 30, 2019 due to a decrease of $7.3 million in preventative maintenance costs such as repairs, washes and tires, $1.8 in lease costs, $1.1 million in tarps and securement, and $6.9 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), remain the same for the six months ended June 30, 2020 as compared to the same period in 2019.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $10.5 million, or 13.1%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as a result of a decrease of $4.3 million in preventative maintenance costs such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $2.1 million in lease costs and a decrease of $4.8 million in other operations expenses. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), for the six months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment’s operations and maintenance expense decreased $6.3 million, or 23.1%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of a decrease of $3.0 million in maintenance expense such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet, $0.7 million in tarps and securement and a decrease of $2.2 million in other operations expenses. Operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), for the six months ended June 30, 2020 was generally consistent with the same period in 2019.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased $56.6 million or 18.7% from $303.0 million during the six months ended June 30, 2019 to $246.4 million during the six months ended June 30, 2020. Purchased freight expense from owner-operators decreased 4.6% from $174.1 million during the six months ended June 30, 2019 to $166.1 million during the six months ended June 30, 2020 as a result of a 3.2% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 37.7% from $128.9 million during the six months ended June 30, 2019 to $80.3 million during the six months ended June 30, 2020, as a result of lower rates and decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of consolidated revenue, for the six months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 15.8% to $128.5 million during the six months ended June 30, 2020 from $152.6 million during the six months ended June 30, 2019. Purchased freight expense from owner-operators increased 1.8% from $58.0 million during the six months ended June 30, 2019 to $59.0 million during the six months ended June 30, 2020, primarily as a result of an increase in the utilization of owner operators. Purchased freight expense from third-party capacity providers decreased 26.5% from $94.6 million during the six months ended June 30, 2019 to $69.5 million during the six months ended June 30, 2020, as a result of a decrease in utilization of third-party capacity providers. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the six months ended June 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 19.0% to $129.6 million for the six months ended June 30, 2020 from $160.0 million for the six months ended June 30, 2019. Purchased freight expense from owner-operators decreased 7.8% to $107.1 million for the six months ended June 30, 2020 from $116.1 million for the six months ended June 30, 2019, as a result of a 4.2% decrease in owner operators’ miles driven. Purchased freight expense from third-party capacity providers decreased 48.6% from $43.9 million during the six months ended June 30, 2019 to $22.5 million during the six months ended June 30, 2020, primarily as a result of decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the six months ended June 30, 2020 was generally consistent with the same period in 2019.

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

Depreciation and amortization expense decreased $32.1 million, or 39.5%, to $49.1 million during the six months ended June 30, 2020 from $81.2 million during the six months ended June 30, 2019 as a result of a 10.9% decrease in average tractor count in the Company’s fleet and further reduced by the impact of $97.6 million of impairments recorded in the third quarter of 2019 to reduce asset carrying values to fair value.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $22.5 million, or 42.8%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as a result of a 10.3% decrease in average tractor count in the segment’s fleet and further reduced by the impact of $58.6 million of impairments recorded in the third quarter of 2019 to reduce asset carrying values to fair value.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $10.0 million, or 35.2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as a result of a 12.0% decrease in average tractor count in the segment’s fleet and further reduced by the impact of a $39.0 million of impairments recorded in the third quarter of 2019 to reduce asset carrying values to fair value.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $1.4 million for the six months ended June 30, 2020. Operating taxes and license expense, as a percentage of revenue, was 1.1% for the six months ended June 30, 2020 and 2019.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 23.9% to $30.6 million during the six months ended June 30, 2020 from $24.7 million during the six months ended June 30, 2019 due to increases in insurance premiums. Insurance and claims, as a percentage of revenue, for the six months ended June 30, 2020 was generally consistent with the six months ended June 30, 2019.

Impairment.  Impairment charges of $13.4 million were recognized in the six months ended June 30, 2020 related to Aveda’s intangible assets, property and equipment and right-of-use assets.

Restructuring Costs. Restructuring costs of $3.5 million were recognized in the six months ended June 30, 2020 in connection with Phase I of Project Synchronize, which was completed in the first quarter of 2020, Phase II of Project Synchronize and the closure of certain Aveda terminals.

Operating Income (Loss).  Operating income was $4.1 million, or 0.6% of revenue, for the six months ended June 30, 2020 compared to operating income $5.4 million, or 0.6% of revenue, for the six months ended June 30, 2019, primarily as a result of impairment and restructuring charges. Excluding these charges operating income was $21.0 million or 2.8% of revenue, an increase of $15.6 million compared to the six months ended June 30, 2019 due to a decrease in salaries, wages and employee benefits, fuel expense, maintenance expense, purchase freight, depreciation and amortization and the Company’s plans to integrate and restructure some of its operating segments.

The Company’s Specialized Solutions segment’s operating income was $8.0 million, or 1.7% of revenue, for the six months ended June 30, 2020 compared to operating income of $18.8 million, or 3.4% of revenue, for the six months ended June 30, 2019, primarily as a result of impairment and restructuring charges. Excluding these charges operating income was $24.7 million or 5.3% of revenue. The change in operating income as a percent of revenue is primarily a result of a decrease in salaries, wages and employee benefits, fuel expense, maintenance expense, purchase freight and depreciation and amortization.

The Company’s Flatbed Solutions segment’s operating income was $19.3 million, or 6.6% of revenue, for the six months ended June 30, 2020 compared to operating income $9.4 million, or 2.7% of revenue, for the six months ended June 30, 2019, the increase primarily as a result of decreases in salaries and wages, fuel expense, maintenance expense, purchase freight and depreciation and amortization.

Interest Expense. Interest expense consists of cash interest, amortization of debt issuance costs, fees and prepayment penalties. Interest expense decreased 9.4% to $23.0 million during the six months ended June 30, 2020 from $25.4 million during the six months ended June 30, 2019. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan and finance lease outstanding balances.

Income Tax. Benefit for income taxes decreased from $2.6 million for the six months ended June 30, 2019 to $1.8 million for the six months ended June 30, 2020. The effective tax rate was 9.7% for the six months ended June 30, 2020, compared to 14.2% for the six months ended June 30, 2019. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

Non-GAAP Financial Measures

Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss)

Adjusted EBITDA, Free Cash Flow, Adjusted Operating Ratio and Adjusted Net Income (Loss) are not recognized measures under GAAP. The Company uses these non-GAAP measures as supplements to its GAAP results in evaluating certain aspects of its business, as described below.

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, and other fees and charges associated with financings, net of interest income, (iii) income taxes, (iv) acquisition-related transaction expenses (including due diligence costs, legal, accounting and other advisory fees and costs, retention and severance payments and financing fees and expenses), (v) business transformation costs, (vi) non-cash impairment, (vii) restructuring charges, and (viii) stock compensation expense.

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

A reconciliation of Adjusted EBITDA to net loss for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019

Net income (loss)	$0.5	$(6.4)	$(16.8)	$(15.7)
Depreciation and amortization	22.8	39.7	49.1	81.2
Interest income	(0.1)	(0.2)	(0.4)	(0.4)
Interest expense	11.0	12.7	23.0	25.4
Income tax provision (benefit)	2.1	(0.7)	(1.8)	(2.6)
Business transformation costs	2.7	—	6.1	—
Impairment	—	—	13.4	—
Restructuring	3.0	—	3.5	—
Stock based compensation	1.7	0.9	2.6	1.9
Adjusted EBITDA	$43.7	$46.0	$78.7	$89.8

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

A reconciliation of Free Cash Flow to cash flows from operating activities for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Net cash provided by operating activities	$53.2	$18.5	$82.9	$54.9
Purchases of property and equipment	(10.4)	(8.2)	(14.9)	(12.1)
Proceeds from sale of property and equipment	30.6	11.9	36.4	16.5
Free Cash Flow	$73.4	$22.2	$104.4	$59.3

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

A reconciliation of Adjusted Operating Ratio to operating ratio for each of the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019

Revenue	$351.7	$450.6	$742.7	$883.6
Salaries, wages and employee benefits	99.4	124.3	209.8	243.4
Fuel	18.2	36.2	46.9	71.2
Operations and maintenance	45.3	53.1	90.9	107.9
Purchased freight	112.2	156.4	246.4	303.0
Depreciation and amortization	22.8	39.7	49.1	81.2
Impairment	—	—	13.4	—
Restructuring	3.0	—	3.5	—
Other operating expenses	38.4	36.2	78.6	71.5
Operating expenses	339.3	445.9	738.6	878.2
Operating ratio	96.5%	99.0%	99.4%	99.4%
Business transformation costs	2.7	—	6.1	—
Impairment	—	—	13.4	—
Restructuring	3.0	—	3.5	—
Amortization of intangible assets	1.8	3.9	3.6	8.2
Net impact of step-up in basis of acquired assets	—	5.9	—	12.7
Adjusted operating expenses	$331.8	$436.1	$712.0	$857.3
Adjusted operating ratio	94.3%	96.8%	95.9%	97.0%

A reconciliation of the Company’s Specialized Solutions segment’s Adjusted Operating Ratio to operating ratio for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019

Revenue(1)	$221.5	$280.7	$461.9	$550.2
Salaries, wages and employee benefits	63.7	82.7	137.9	163.7
Fuel	11.4	23.4	29.8	45.8
Operations and maintenance	35.1	39.9	69.8	80.3
Purchased freight	60.0	78.6	128.5	152.6
Depreciation and amortization	13.2	26.0	30.1	52.6
Impairment	—	—	13.4	—
Restructuring	2.8	—	3.3	—
Other operating expenses	20.8	19.0	41.1	36.4
Operating expenses	207.0	269.6	453.9	531.4
Operating ratio	93.5%	96.0%	98.3%	96.6%
Business transformation costs	1.3	—	2.0	—
Impairment	—	—	13.4	—
Restructuring	2.8	—	3.3	—
Amortization of intangible assets	1.0	2.6	2.0	5.2
Net impact of step-up in basis of acquired assets	—	5.5	—	11.8
Adjusted operating expenses	$201.9	$261.5	$433.2	$514.4
Adjusted operating ratio	91.2%	93.2%	93.8%	93.5%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Flatbed Solutions segment’s Adjusted Operating Ratio to operating ratio for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019

Revenue(1)	$137.2	$174.9	$292.4	$343.0
Salaries, wages and employee benefits	30.7	34.9	64.2	69.4
Fuel	6.7	12.8	17.1	25.3
Operations and maintenance	10.2	13.0	21.0	27.3
Purchased freight	59.2	82.8	129.6	160.0
Depreciation and amortization	9.3	13.6	18.4	28.4
Restructuring	0.2	—	0.2	—
Other operating expenses	10.2	11.7	22.6	23.2
Operating expenses	126.5	168.8	273.1	333.6
Operating ratio	92.2%	96.5%	93.4%	97.3%
Business transformation costs	—	—	0.1	—
Restructuring	0.2	—	0.2	—
Amortization of intangible assets	0.8	1.3	1.6	3.0
Net impact of step-up in basis of acquired assets	—	0.4	—	0.9
Adjusted operating expenses	$125.5	$167.1	$271.2	$329.7
Adjusted operating ratio	91.5%	95.5%	92.7%	96.1%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

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

A reconciliation of Adjusted Net Income to net income (loss) for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019

Net income (loss)	$0.5	$(6.4)	$(16.8)	$(15.7)
Business transformation costs	2.7	—	6.1	—
Impairment	—	—	13.4	—
Restructuring	3.0	—	3.5	—
Amortization of intangible assets	1.8	3.9	3.6	8.2
Net impact of step-up in basis of acquired assets	—	5.9	—	12.7
Tax impact of impairments	—	—	(2.6)	—
Adjusted net income	$8.0	$3.4	$7.2	$5.2

Liquidity and Capital Resources

The Company had the following sources of liquidity available at June 30, 2020 and December 31, 2019.

(Dollars in millions)	June 30, 2020	December 31, 2019

Cash	$157.3	$95.7
Working capital surplus	32.2	71.0
Availability under line of credit	82.6	86.8
Total	$272.1	$253.5

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. Cash increased by $61.6 million at June 30, 2020 as compared to December 31, 2019. This increase primarily resulted from net cash provided by operating activities. See below for more information.

As of June 30, 2020 and December 31, 2019, the Company had a working capital surplus of $32.2 million and $71.0 million, respectively. The decrease in working capital surplus is due primarily to decrease in accounts receivable of $35.8 million, increase in assets held for sale of $4.9 million and increase in accounts payable and accrued liabilities of $11.2 million.

As of June 30, 2020, the Company had no borrowings on its $100.0 million asset-based revolving line of credit (ABL Facility) and $16.2 million in outstanding letters of credit (discussed below), leaving $82.6 million available under the ABL Facility.

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

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business.  Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and or growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash capital receipts of approximately $21.5 million and financed $30.0 million of non-cash capital expenditures for the six months ended June 30, 2020. The Company had the following capital assets activity in 2020 and 2019:

	Six Months Ended June 30,
(Dollars in millions)	2020	2019

Net cash capital receipts	$(21.5)	$(4.4)
Total financed capital expenditures	30.0	47.9
Property and equipment sold for notes receivable	(0.1)	(0.3)
Total net capital assets additions	$8.4	$43.2

The decrease in total net capital assets additions is due to timing of the Company’s replacement cycle for revenue equipment, exit of Aveda operations and effort to right size the Company’s fleet.

Additionally, the Company entered into operating leases for revenue equipment with terms of 2 to 5 years and real property with terms of 3 to 4 years having asset values at lease inception of $26.2 million and $0.5 million, respectively, for the six months ended June 30, 2020.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of June 30, 2020, the Company had (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 9 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility.

The Company had $171.0 million of term loans and $29.6 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months. Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Material Debt

Overview

As of June 30, 2020, the Company had the following material debt:

●	the Term Loan Facility and the ABL Facility;
●	secured equipment loans and finance lease agreements; and
●	bank mortgage secured by real estate.

The amounts outstanding under such agreements were as follows as of June 30, 2020 (in millions):

Term Loan Facility	$486.0
Mortgages	2.8
Equipment term loans	171.0
Finance lease obligations	29.6
Total long-term debt and capital leases	689.4
Less: current portion	(55.0)
Long-term debt and finance leases obligations, less current portion	$634.4

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

Cash Flows

The Company’s summary statements of cash flows information for the six months ended June 30, 2020 and 2019 is set forth in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2020	2019

Net cash provided by operating activities	$82.9	$54.9
Net cash provided by investing activities	$21.5	$4.4
Net cash used in financing activities	$(43.3)	$(41.6)

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

Cash provided by operating activities was $82.9 million during the six months ended June 30, 2020 and consisted of $16.8 million of net loss plus $68.6 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense, impairment and stock-based compensation, plus $31.1 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the six months ended June 30, 2020 reflect a decrease of $34.0 million in accounts receivable and $5.2 million in accrued expenses and other liabilities; offset by a $4.6 million increase in prepaid and other current assets, $1.2 million increase in drivers’ advances and other receivables and $2.3 decrease in accounts payable. Cash provided by operating activities was $54.9 million during the six months ended June 30, 2019 and consisted of $15.7 million of net loss plus $94.7 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense and stock-based compensation, plus $24.1 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the six months ended June 30, 2019 reflect increases of a $21.9 million accounts receivable, $1.7 million in drivers’ advances and other receivables, $0.2 million in prepaid and other current assets, and $1.7 million decrease in accrued expenses and other liabilities, offset by a $1.4 million increase in accounts payable.

The $28.0 million decrease in cash provided by operating activities during the six months ended June 30, 2020, as compared with the six months ended June 30, 2019, was the result of an $1.1 million increase in net loss, reduced by decreases of $27.5 million in depreciation,

$4.6 million in amortization of intangible assets, $10.6 million in non-cash operating lease expense, increased by $0.8 million in deferred taxes, a $0.3 million decreased in gain on disposition, $0.7 million in stock-based compensation expense, $0.6 million in amortization of deferred financing fees, $13.4 million in impairment and $0.8 million in bad debt expense. Net cash provided by working capital increased $55.2 million.

Investing Activities. Cash flows from investing activities increased from $4.4 million provided by investing activities for the six months ended June 30, 2019 to $21.5 million provided by investing activities for the six months ended June 30, 2020 reflecting an increase of $2.8 million in cash equipment purchases and an increase of $19.9 million in cash receipts from sales of revenue equipment for the six months ended June 30, 2020.

Total net cash capital expenditures (receipts) for the three and six months ended June 30, 2020 and 2019 are shown below:

	Six Months Ended June 30,
(Dollars in millions)	2020	2019

Revenue equipment (tractors, trailers and trailer accessories)	$13.9	$8.5
Buildings and building improvements	0.6	1.4
Other	0.4	2.2
Total cash capital expenditures	14.9	12.1
Less: Proceeds from sales of property and equipment	36.4	16.5
Net cash capital expenditures (receipts)	$(21.5)	$(4.4)

Financing Activities. Cash flows from financing activities increased from $41.6 million used in financing activities for the six months ended June 30, 2019 to $43.3 million used in financing activities for the six months ended June 30, 2020. This increase was primarily a result of net debt payments of $1.9 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and prinicipal financial officers concluded, as of the end of the period, our disclosure controls and procedures were not effective as of June 30, 2020 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic, and various governmental actions taken to mitigate its impact, has affected, and may materially adversely affect, our operations, financial performance and condition, operating results and cash flows. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. Thus far in 2020, the COVID-19 pandemic has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

●	our revenue has been reduced and may continue to be reduced to the extent the pandemic results in an economic downturn or recession, as many experts predict, which leads to a decrease in demand for our services or the transportation markets in general;

●	our operations may be disrupted or impaired, if a significant portion of our drivers or other employees are unable to work due to illness;

●	the pandemic has increased volatility and caused negative pressure in the capital markets; as a result, we may experience difficulty accessing the capital or financing needed to fund our operations, which have substantial capital requirements, on satisfactory terms or at all;

●	we may experience liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;

●	customers, suppliers and other third parties may argue that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

●	we may experience workforce rightsizing-related issues and incur severance payments as a result of adjusting our workforce to market conditions, and we may subsequently experience retention issues and driver shortages when market conditions improve;

●	our management may be distracted as they are focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our workforce and customers, which has required, and will continue to require, a large investment of time and resources; and

●	we may be at greater risk for cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2*	Charter Amendment to Second Amended and Restated Certificate of Incorporation.

3.3	By-Laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 25, 2018).

3.4

Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.1*+	Amended and Restated Employment Agreement, dated as of April 20, 2020, by and between Christopher R. Easter and Daseke, Inc.

10.2*+	Non-Qualified Stcok Option Award Agreement, dated as of April 20, 2020, by and between Christopher R. Easter and Daseke, Inc.

10.3*+	Performance Stock Unit Award Agreement, dated as of April 20, 2020, by and between Christopher R. Easter and Daseke, Inc.

10.4*+	Employment Agreement, dated as of April 20, 2020, by and between Jason Bates and Daseke, Inc.

10.5+

Non-Qualified Stcok Option Award Agreement between Jason Bates and Daseke, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.6+

Non-Qualified Stcok Option Award Agreement between Jason Bates and Daseke, Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.7+

Performance Stock Unit Award Agreement between Jason Bates and Daseke, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.8*+	Employment Agreement, dated as of May 6, 2020, by and between Rick Williams and Daseke, Inc.

10.9*+	Non-Qualified Stcok Option Award Agreement, dated as of May 6, 2020, by and between Rick Williams and Daseke, Inc.

10.10*+	Non-Qualified Stcok Option Award Agreement, dated as of May 6, 2020, by and between Rick Williams and Daseke, Inc.

10.11*+	Performance Stock Unit Award Agreement, dated as of May 6, 2020, by and between Rick Williams and Daseke, Inc.

10.12*+	Transition and Separation Agreement, dated as of April 2, 2020, by and between Angie Moss and Daseke, Inc.

31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit No.	Exhibit
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File (embedded within the Inline XBRL document).

_____________________________

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020	DASEKE, INC.

	By:	/s/ Christopher Easter
	Name:	Christopher Easter
	Title:	Chief Executive Officer and Director
(On behalf of the Registrant and as the Registrant’s Principal Executive
Officer)