Form 10-Q
period 2020-09-30
Daseke, Inc.
filed 2020-11-04
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Common shares of the registrant outstanding at October 26, 2020 were 65,023,174.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$189.8	$95.7
Accounts receivable, net of allowance of $4.1 at September 30, 2020 and $3.5 at December 31, 2019	172.5	197.8
Drivers’ advances and other receivables	8.9	8.2
Parts supplies	3.1	3.5
Assets held for sale	0.4	—
Prepaid and other current assets	24.1	21.9
Total current assets	398.8	327.1

Property and equipment, net	379.0	439.0
Intangible assets, net	97.4	109.1
Goodwill	139.7	139.9
Right-of-use assets	127.7	95.9
Other long-term assets	33.0	29.6
Total assets	$1,175.6	$1,140.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15.4	$20.5
Accrued expenses and other liabilities	55.8	44.2
Accrued payroll, benefits and related taxes	39.9	28.2
Accrued insurance and claims	20.7	18.7
Current portion of long-term debt	55.4	59.4
Other current liabilities	52.2	48.8
Total current liabilities	239.4	219.8

Line of credit	—	1.7
Long-term debt, net of current portion	625.1	631.6
Deferred tax liabilities	69.6	69.9
Share-based payment liability	1.9	—
Other long-term liabilities	102.9	78.9
Total liabilities	1,038.9	1,001.9

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at September 30, 2020 and December 31, 2019	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 65,018,760 and 64,589,075 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in-capital	440.4	437.5
Accumulated deficit	(368.2)	(363.4)
Accumulated other comprehensive loss	(0.5)	(0.4)
Total stockholders’ equity	136.7	138.7
Total liabilities and stockholders’ equity	$1,175.6	$1,140.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Company freight	$174.8	$205.2	$522.7	$618.2
Owner operator freight	103.3	118.3	307.1	351.1
Brokerage	65.2	78.6	184.8	222.8
Logistics	9.9	13.5	28.8	39.0
Fuel surcharge	22.6	34.8	75.1	102.9
Total revenue	375.8	450.4	1,118.5	1,334.0

Operating expenses:
Salaries, wages and employee benefits	95.8	127.7	305.6	371.1
Fuel	20.2	34.1	67.1	105.3
Operations and maintenance	45.5	56.8	136.4	164.7
Communications	0.9	1.0	2.8	3.2
Purchased freight	127.9	155.5	374.3	458.5
Administrative expenses	12.6	21.4	50.0	54.7
Sales and marketing	0.3	1.3	1.3	3.8
Taxes and licenses	3.9	4.8	12.4	14.7
Insurance and claims	16.3	13.4	46.9	38.1
Depreciation and amortization	22.3	38.3	71.4	119.5
Gain on disposition of property and equipment	(3.1)	(1.0)	(3.9)	(2.1)
Impairment	—	306.8	13.4	306.8
Restructuring charges	5.1	6.9	8.6	6.9
Total operating expenses	347.7	767.0	1,086.3	1,645.2
Income (loss) from operations	28.1	(316.6)	32.2	(311.2)

Other expense (income):
Interest income	(0.1)	(0.3)	(0.5)	(0.7)
Interest expense	11.1	12.8	34.1	38.2
Write-off of deferred financing fees	—	2.0	—	2.0
Other	(0.6)	—	(0.5)	(1.3)
Total other expense	10.4	14.5	33.1	38.2

Income (loss) before income taxes	17.7	(331.1)	(0.9)	(349.4)
Income tax expense (benefit)	2.0	(57.8)	0.2	(60.4)
Net income (loss)	15.7	(273.3)	(1.1)	(289.0)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0.0, $0.1, $(0.1) and $(0.2), respectively	0.2	(0.2)	(0.1)	0.3
Comprehensive income (loss)	$15.9	$(273.5)	$(1.2)	$(288.7)

Net income (loss)	$15.7	$(273.3)	$(1.1)	$(289.0)
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.2)	(3.7)	(3.7)
Net income (loss) attributable to common stockholders	$14.5	$(274.5)	$(4.8)	$(292.7)
Net income (loss) per common share:
Basic	$0.22	$(4.25)	$(0.07)	$(4.54)
Diluted	$0.22	$(4.25)	$(0.07)	$(4.54)
Weighted-average common shares outstanding:
Basic	64,823,973	64,583,275	64,692,039	64,525,777
Diluted	71,700,156	64,583,275	64,692,039	64,525,777
Dividends declared per Series A convertible preferred share	$1.91	$1.91	$5.72	$5.72

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2020

(Unaudited)

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2020	650,000	$65.0	64,589,075	$—	$437.5	$(363.4)	$(0.4)	$138.7
Vesting of restricted stock units	—	—	8,950	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net loss	—	—	—	—	—	(17.3)	—	(17.3)
Balance at March 31, 2020	650,000	$65.0	64,598,025	$—	$438.4	$(381.9)	$(0.9)	$120.6
Vesting of restricted stock units	—	—	129,400	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	1.1	—	—	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net income	—	—	—	—	—	0.5	—	0.5
Balance at June 30, 2020	650,000	$65.0	64,727,425	$—	$439.4	$(382.7)	$(0.7)	$121.0
Vesting of restricted stock units	—	—	291,334	—	—	—	—	—
Exercise of warrant	—	—	1	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.0	—	—	1.0
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net income	—	—	—	—	—	15.7	—	15.7
Balance at September 30, 2020	650,000	$65.0	65,018,760	$—	$440.4	$(368.2)	$(0.5)	$136.7

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

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1.1)	$(289.0)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	65.9	107.1
Amortization of intangible assets	5.5	12.4
Amortization of deferred financing fees	3.2	2.4
Non-cash operating lease expense	0.2	19.7
Write-off of deferred financing fees	—	2.0
Stock-based compensation expense	4.9	2.9
Deferred taxes	0.2	(60.4)
Bad debt expense	1.2	2.7
Gain on disposition of property and equipment	(3.9)	(2.1)
Impairment	13.4	306.8
Restructuring charges	—	6.9
Changes in operating assets and liabilities
Accounts receivable	23.8	(23.5)
Drivers’ advances and other receivables	(0.7)	(2.4)
Prepaid and other current assets	(8.9)	(2.3)
Accounts payable	(5.1)	1.8
Accrued expenses and other liabilities	23.8	4.4
Net cash provided by operating activities	122.4	89.4

Cash flows from investing activities
Purchases of property and equipment	(18.0)	(17.4)
Proceeds from sale of property and equipment	52.0	23.8
Net cash provided by investing activities	34.0	6.4

Cash flows from financing activities:
Advances on line of credit	1,111.2	980.8
Repayments on line of credit	(1,112.9)	(980.8)
Principal payments on long-term debt	(57.3)	(57.8)
Deferred financing fees	—	(0.4)
Series A convertible preferred stock dividends	(3.7)	(3.7)
Net cash used in financing activities	(62.7)	(61.9)

Effect of exchange rates on cash and cash equivalents	0.4	(0.3)

Net increase in cash and cash equivalents	94.1	33.6
Cash and cash equivalents – beginning of period	95.7	46.0
Cash and cash equivalents – end of period	$189.8	$79.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$30.8	$35.6
Cash paid for income taxes	$3.0	$1.6

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$45.4	$65.6
Property and equipment sold for notes receivable	$0.3	$0.4
Right-of-use assets acquired	$53.5	$33.5

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Daseke, Inc.’s (the Company or Daseke) wholly-owned subsidiary Daseke Companies, Inc., was incorporated in December 2008 and began operations on January 1, 2009. Daseke is engaged in full service open-deck trucking that focuses primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on income from operations, net income (loss) and comprehensive income (loss), the balance sheets or statements of cash flows.

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

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurred financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of September 30, 2020 and December 31, 2019, the balance of deferred finance charges was $8.2 million and $11.4 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense was $1.1 million and $0.9 million for the three months ended September 30, 2020 and 2019, and $3.2 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of deferred financing fees is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required. In the nine months ended September 30, 2020, the Company recognized asset impairments, which are more fully described in Note 3. In the nine months ended September 30, 2019, the Company recognized asset impairments, which are more fully described in Notes 2, 5 and 7.

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

Contingent Consideration

The contingent consideration liabilities, included in other current liabilities on the consolidated balance sheets, represent future payment obligations for certain EBITDA thresholds related to the Company’s acquisitions over a defined period of time. The fair value of the Company’s contingent consideration liabilities are determined using estimates based on discount rates that reflect the risk involved and the projected EBITDA of the acquired businesses, therefore the liabilities are classified within Level 3 of the fair value framework. The balance of contingent consideration as of September 30, 2020 and December 31, 2019 was $21.2 million and $21.5 million, respectively. The table below is a summary of the changes in the fair value of this liability for the nine months ended September 30, 2020 and 2019 (in millions). The balance as of September 30, 2020 relates to the Aveda earnout discussed in Note 1 and Note 4 of the Company’s 2019 Annual Report on Form 10-K.

	Nine Months Ended
	September 30,
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

Fair value of all time-vested options as of the date of grant is estimated using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company does not have a sufficient history of exercise behavior, expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. The risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected term of the stock option. For equity-classified awards, expected volatility is calculated using an index of publicly traded peer companies. For liability-classified awards, expected volatility is calculated using split and dividend adjusted closing stock prices over a lookback period commensurate with the remaining term of each award.

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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it had 12 operating segments as of September 30, 2020 and 16 operating segments as of September 30, 2019 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

Earnings (loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s income (loss).

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

Practical expedients

The Company has designated the following preference and practical expedients:

●	To not disclose remaining performance obligations when the expected performance obligation duration is one year or less. The vast majority of the Company’s services transfer control within a month of the inception of the contract with select specialized loads taking several months to allow for increased planning and permitting.

●	Recognize the incremental costs of obtaining or fulfilling a contract as an expense when incurred, as the amortization period of a potential asset would be recognized in one year or less.

●	Exclude taxes collected on behalf of government authorities from the Company’s measurement of transaction prices. Tax amounts are not included within net income (loss) or cost of sales.

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

The Company recorded depreciation expense of $4.4 million and $5.7 million for the three months ended September 30, 2020 and 2019, $12.7 million and $16.4 million for the nine months ended September 30, 2020 and 2019 on its assets leased under operating leases, respectively. Lease income from lease payments related to the Company's operating leases for the three months ended September 30, 2020 and 2019, was $6.1 million and $6.5 million, and for the nine months ended September 30, 2020 and 2019 was $18.5 million and $18.0 million, respectively.

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance.

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

NOTE 2 – LEASES

Lessee

The following table reflects the Company’s components of lease expenses for the three and nine months ended September 30, 2020 and 2019 (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2020	2019	2020	2019
Operating lease cost
Revenue equipment	Operations and maintenance	$6.5	$2.8	$19.5	$16.3
Real estate	Administrative expense	4.1	1.1	11.6	10.2
Total operating lease cost		$10.6	$3.9	$31.1	$26.5

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1.5	$1.5	$4.5	$3.9
Interest on lease liabilities	Interest expense	0.4	0.2	0.9	0.7
Total finance lease cost		$1.9	$1.7	$5.4	$4.6

Total lease cost(a)		$12.5	$5.6	$36.5	$31.1
(a)	Short-term lease expense and variable lease expense are immaterial.

The Company follows ASC 360, “Impairment or Disposal of Long-Lived Assets” guidance to determine whether right-of-use assets relating to operating and finance leases are impaired. The Company recorded impairment charges of $3.2 million to right-of-use assets relating to operating leases for the nine months ended September 30, 2020 in connection with the planned divestiture of Aveda Transportation and Energy Services Inc. (Aveda). See Note 3 for details. The Company recorded impairment charges of $10.0 million to right-of-use assets relating to operating leases and $0.7 million to right-of-use assets relating to finance leases for the three and nine months ended September 30, 2019. See Note 5 for discussion on impairment charges.

The components of assets and liabilities for operating and finance leases are as follows as of September 30, 2020 and December 31, 2019 (in millions):

		September 30,	December 31,
	Classification	2020	2019
Assets
Capitalized operating lease right-of-use assets	Right-of-use assets	$127.7	$95.9
Finance lease right-of-use assets	Other long-term assets	28.7	25.3
Total lease assets		$156.4	$121.2

Liabilities
Capitalized operating lease liabilities:
Current	Other current liabilities	$31.0	$27.3
Non-current	Other long-term liabilities	102.9	77.8
Total capitalized operating lease liabilities		$133.9	105.1

Finance lease liabilities:
Current	Current portion of long-term debt	$7.6	6.2
Non-current	Long-term debt, net of current portion	22.2	19.3
Total finance lease liabilities		$29.8	25.5

Total lease liabilities		$163.7	$130.6

The following table is a summary of supplemental cash flows related to leases for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capitalized operating leases	$(28.7)	$(26.0)
Operating cash flows from finance leases	(0.9)	(0.6)
Financing cash flows from finance leases	(5.1)	(4.4)
Right-of-use assets obtained in exchange for lease obligations:
Capitalized operating lease right-of-use assets	$53.5	$33.5
Finance lease right-of-use assets	7.5	10.8

The following table is the future payments on leases as of September 30, 2020 (in millions):

	Capitalized
	Operating	Finance
Year ending December 31,	leases	leases	Total
2020(1)	$9.3	$3.6	$12.9
2021	35.8	8.5	44.3
2022	31.9	6.5	38.4
2023	26.0	7.0	33.0
2024	15.0	4.3	19.3
Thereafter	36.2	2.0	38.2
Total lease payments	154.2	31.9	186.1
Less: interest	(20.3)	(2.1)	(22.4)
Present value of lease liabilities	$133.9	$29.8	$163.7
(1)	Three months ending December 31, 2020

The following table is a summary of weighted average lease terms and discount rates for leases as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)
Capitalized operating leases	5.71	5.01
Finance leases	3.63	3.83
Weighted-average discount rate
Capitalized operating leases	5.05%	5.54%
Finance leases	4.39%	4.51%

Lessor

The following table is the future minimum receipts on leases as of September 30, 2020 (in millions):

Twelve months ending September 30,	Amount
2021	$23.2
2022	18.0
2023	11.5
2024	6.3
2025	3.2
Thereafter	0.7
Total minimum lease receipts	$62.9

NOTE 3 – PLANNED DIVESTITURE OF AVEDA

As part of the overall operational and cost improvement plan of the Company, management and the board of directors evaluated how the Aveda business fits into the overall business strategy. In March 2020, the Company’s board of directors approved a plan for the sale of certain Aveda terminals located in Texas and Oklahoma.

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

During the second quarter of 2020, the Company sold the majority of the assets that were previously classified as held for sale for $24.6 million and recognized a loss on the sale of $1.2 million, which is included in gain (loss) on disposition of property and equipment. During the third quarter of 2020, the Company recognized a loss on the sale of $0.1 million, which is included in gain (loss) on disposition of property and equipment. The Company had $0.4 million of property and equipment classified as held for sale at September 30, 2020.

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows as of September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Insurance	$13.3	$10.1
Licensing, permits and tolls	4.7	5.4
Other assets	2.1	3.1
Other prepaids	2.0	1.7
Highway and fuel taxes	2.0	1.6
	$24.1	$21.9

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise. No goodwill impairments were recorded during the nine months ended September 30, 2020.  During the third quarter of 2019, the Company identified a triggering event following the announcement of Project Synchronize, BIP, Project Pivot and the decline of the Company’s stock price. As a result, the Company completed goodwill impairment and assets impairment analyses as of September 30, 2019 (see Note 7 for additional details).  The result of the goodwill impairment analysis prepared in the third quarter of 2019 was a non-cash goodwill impairment charge of $112.8 million, of which $105.0 million is not deductible for tax purposes. Goodwill impairment is recorded in impairment in the consolidated statements of operations and comprehensive income (loss).

The summary of changes in goodwill follows for the nine months ended September 30, 2020 (in millions):

	Flatbed	Specialized	Total
Goodwill balance at December 31, 2019	$59.3	$80.6	$139.9
Foreign currency translation adjustment	—	(0.2)	(0.2)
Goodwill balance at September 30, 2020	$59.3	$80.4	$139.7

Intangible assets consisted of the following as of September 30, 2020 and December 31, 2019 (in millions):

	As of September 30, 2020			As of December 31, 2019
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$21.7	$(19.5)	$2.2	$21.7	$(18.4)	$3.3
Customer relationships	88.9	(46.6)	42.3	88.9	(42.2)	46.7
Trade names	52.9	—	52.9	59.1	—	59.1
Total intangible assets	$163.5	$(66.1)	$97.4	$169.7	$(60.6)	$109.1

For the nine months ended September 30, 2020, the Company recorded an impairment charge to intangible assets of $6.2 million for the trade names category of intangible assets. See Note 3 for details. During the third quarter of 2019, the Company recorded an impairment charge to intangible assets of $85.6 million for non-competition agreements, customer relationships and trade names categories of intangible assets. Intangible asset impairment is recorded in impairment in the consolidated statements of operations and comprehensive income (loss).

As of September 30, 2020, non-competition agreements and customer relationships had weighted average remaining useful lives of 2.2 and 9.4 years, respectively.

Amortization expense for intangible assets with definite lives was $1.9 million and $4.2 million for the three months ended September 30, 2020 and 2019, and $5.5 million and $12.4 million for the nine months ended September 30, 2020 and 2019 respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2020(1)	$0.3	$1.4
2021	1.0	5.9
2022	0.9	5.9
2023	—	5.9
2024	—	4.1
Thereafter	—	19.1
Total	$2.2	$42.3
(1)	Three months ending December 31, 2020

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

The Company implemented Project Synchronize and Project Pivot which resulted in recording of integration and restructuring costs. The integration and restructuring costs consist of asset impairments, employee-related costs, other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs. Severance and relocation costs are expensed in accordance with ASC 420. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income (loss). The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of  the Plan), which will further reduce the number of operating segments from 13 to 10. Phase II was initially expected to be significantly completed by June 30, 2020, however, due to uncertainties and changes in focus caused by the COVID-19 pandemic, the Company now expects Phase II to be completed by early 2021. The Company is in the process of determining the estimated impact of Phase II on the financial statements. Upon completion of Phase II of the Plan and the finalization of the Aveda divestiture, our operating segments will be reduced to 9.

During the first quarter of 2020, the Company made the decision to close certain of the Aveda terminals and wind down those operations. The Company recorded $4.5 million and $7.7 million of restructuring and exit costs in connection with the closure of these terminals in the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we have incurred a cumulative total of $7.7 million in restructuring and exit costs in connection with the closure of the Aveda terminals.

The Company recorded $0.6 million and $0.9 of integration and restructuring expenses in connection with Phase II of  the Plan for the three and nine months ended September 30, 2020, respectively. The Company recorded $6.9 million of integration and restructuring expenses in connection with the Plan and Project Pivot in the three and nine months ended September 30, 2019. As of September 30, 2020, we have incurred a cumulative total of $9.3 million in integration and restructuring costs since inception of Phase I and II of the Plan.

The following table summarizes the integration and restructuring costs for Project Synchronize and Project Pivot as of September 30, 2020 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Balance, December 31, 2019	$1.8	$—	$—	$1.8
Specialized Solution
Costs accrued	0.3	—	0.3	0.6
Amounts paid or charged	—	—	(0.3)	(0.3)
Specialized Solution balance at September 30, 2020	0.3	—	—	0.3
Flatbed Solution
Costs accrued	0.3	—	—	0.3
Amounts paid or charged	(0.3)	—	—	(0.3)
Flatbed Solution balance at September 30, 2020	—	—	—	—
Corporate
Costs accrued	—	—	—	—
Amounts paid or charged	(1.1)	—	—	(1.1)
Corporate balance at September 30, 2020	(1.1)	—	—	(1.1)
Consolidated
Costs accrued	0.6	—	0.3	0.9
Amounts paid or charged	(1.4)	—	(0.3)	(1.7)
Consolidated balance at September 30, 2020	$1.0	$—	$—	$1.0

The following table summarizes the restructuring and exit costs for the Aveda closed terminals as of September 30, 2020 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Specialized Solution
Costs accrued	$4.2	$2.7	$0.8	$7.7
Amounts paid or charged	(2.9)	(2.7)	(0.8)	(6.4)
Specialized Solution balance at September 30, 2020	$1.3	$—	$—	$1.3

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

The components of property and equipment are as follows as of September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Revenue equipment	$510.6	$597.0
Assets leased and available for lease to owner-operators	81.6	64.3
Buildings and improvements	57.4	59.9
Furniture and fixtures, office and computer equipment and vehicles	31.9	40.2
	681.5	761.4
Accumulated depreciation	(302.5)	(322.4)
	$379.0	$439.0

Depreciation expense on property and equipment was $16.2 million and $34.1 million for the three months ended September 30, 2020 and 2019, respectively, and $53.3 million and $107.1 million for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense and accumulated depreciation on assets leased and available for lease to owner-operators was $4.4 million and $5.7 million for the three months ended September 30, 2020 and 2019, respectively, and $12.7 million and $16.4 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Brokerage and escorts	$21.0	$16.9
Other accrued expenses	13.0	10.6
Unvouchered payables	10.0	6.1
Owner-operator deposits	7.7	7.1
Sales and local taxes payable	2.1	1.7
Fuel and fuel taxes	1.4	1.3
Interest	0.6	0.5
	$55.8	$44.2

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Line of credit	$—	$1.7
Term loan facility	484.8	488.5
Equipment term loans	174.1	188.4
Finance and capital leases	29.8	25.5
	688.7	704.1
Less current portion	(55.4)	(59.4)
Less unamortized debt issuance costs	(8.2)	(11.4)
Total long-term debt	$625.1	$633.3

Term Loan Facility

The Company has a $500.0 million term loan facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto (the Term Loan Facility) with a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.00% per annum and LIBOR (subject to a 1.00% floor) plus 5.00% per annum. At September 30, 2020, the average interest rate on the Term Loan Facility was 6.2%.

The Term Loan Facility is secured by all assets of the Company, except those assets collateralizing equipment and certain real estate lenders’ debt and subject to certain customary exceptions.

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

ABL Facility

The Company has a five-year, senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto. The ABL Facility’s maximum credit amount may be increased by $30.0 million pursuant to an uncommitted accordion. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $20 million, as defined in the credit agreement. The ABL Facility matures on February 27, 2022. As of September 30, 2020, the Company had a debit balance of $0.8 million which is included in cash and cash equivalents, $16.2 million in letters of credit outstanding, and could incur approximately $82.4 million of additional indebtedness under the ABL Facility.

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

At September 30, 2020, the interest rate on the ABL Facility was 3.75%.

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

As of September 30, 2020, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of September 30, 2020, the Company had term loans collateralized by equipment in the aggregate amount of $171.7 million with 32 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 1.5% to 10.7%, require monthly payments of principal and interest and mature at various dates through January 2028. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of September 30, 2020, the Company has a bank mortgage loan with a balance of $2.4 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of $15,776, including interest at 3.7% through November 2020 and will drop to $15,462 per month starting December 1, 2020. The interest rate and monthly payments is adjusted on November 1, 2020 to a rate of 3.7%, which is based on an index value of 0.53% plus margin of 2.5% rounded up to the nearest 0.125%. The bank mortgage loan matures November 1, 2023.

Future Payments

Future principal payments on long-term debt (excluding future payments on capital leases which are disclosed in Note 2) as of September 30, 2020 are as follows (in millions):

Twelve months ending September 30,	Term Loan Facility	Equipment Term Loans	Total

2021	$5.0	$42.8	$47.8
2022	2.5	40.7	43.2
2023	2.5	32.8	35.3
2024	474.2	34.8	509.0
2025	0.6	16.0	16.6
Thereafter	—	7.0	7.0
Total long-term debt	$484.8	$174.1	$658.9

NOTE 10 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2020 and 2019 were 11.3% and 17.4%, respectively, and (22.2%) and 17.3% for the nine months ended September 30, 2020 and 2019, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes and nondeductible expenses, including the effect of the per diem pay structure for drivers. State tax rates vary among states and range from approximately 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax.

There were no changes in uncertain tax positions during the three and nine months ended September 30, 2020 and 2019.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

As of September 30, 2020, the Company has no common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 12 for additional details about the Company’s stock-based compensation plan and liability classification for the awards for which sufficient shares are not available for issuance.

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

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. On February 27, 2020 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2020. On May 20, 2020, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 15, 2020. On August 26, 2020 the Company’s board of directors declared a third quarterly dividend of $1.91 per share, which was paid on September 15, 2020. On February 27, 2019 the Company’s board of directors declared a quarterly dividend of $1.91 per share, which was paid on March 15, 2019. On May 21, 2019, the Company’s board of directors declared a second quarterly dividend of $1.91 per share, which was paid on June 15, 2019. On August 20, 2019 the Company’s board of directors declared a third quarterly dividend of $1.91 per share, which was paid on September 15, 2019.

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

Warrants

At September 30, 2020, there were a total of 35,040,656 warrants outstanding to purchase 17,520,328 shares of the Company’s common stock.

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

NOTE 12 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (the Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. Under the Plan, the Company is authorized to issue up to 4.5 million shares of common stock. As of September 30, 2020, the Company has no common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. During the nine months ended September 30, 2020, the Company issued 901,200 of stock options and 2,037,300 of performance stock units (“PSUs”) classified as a liability due to the lack of shares available to be issued and can ultimately be cash-settled through the grant of cash-settled restricted stock units or stock appreciation rights if there is not a sufficient number of shares available. Equity awards generally vest annually on a pro-rata basis over a three to five-year period on the anniversary of each grant date. The Company also grants awards to our directors under the Plan. The awards granted to directors vest ratably over periods of one to five years annually on the anniversary of each grant date.

Stock-based compensation cost with equity classification is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. Aggregate stock-based compensation charges, net of forfeitures, were $1.0 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively, and $3.0 million and $2.9 million during the nine months ended September 30, 2020 and 2019, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2020, there was $3.3 million and $3.0 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively. This expense will be recognized over the weighted average periods of 2.2 years for stock options and 1.7 years for restricted stock units.

Stock-based compensation cost with liability classification is recognized on a straight-line basis over the vesting period and revalued on each balance sheet date with the corresponding adjustment to stock-based compensation recorded in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2020, the total fair value of the liability-classified stock options and PSU’s was $4.0 million and $10.2 million, respectively. As of September 30, 2020, share-based payment liability was $0.5 million and $1.4 million for liability-classified stock options and PSUs, respectively.

Stock Options

The following table summarizes stock option grants:

Grantee Type	# of Options Granted	Issued and Outstanding*	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)

Director Group	150,000	100,000	5 years	$9.98	$4.36
Employee Group	4,596,030	4,097,122	3-5 years	$5.58	$2.45
Total		4,197,122

*Included 901,200 stock option classified as liability granted to employee group.

The Company’s calculations of the fair value of stock options granted as equity classification during the nine months ended September 30, 2020 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions:

Weighted average expected life	6.0 years
Risk-free interest rate	0.43%
Expected volatility	41.04%
Expected dividend yield	0.00%

Since the Company does not have a sufficient history of exercise behavior, expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. The risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected term of the stock option. For equity-classified awards, expected volatility is calculated using an index of publicly traded peer companies. For liability-classified awards, expected volatility is calculated using split and dividend adjusted closing stock prices over a lookback period commensurate with the remaining term of each award.

During the nine months ended September 30, 2020, the Company issued 901,200 of stock options classified as liability and the fair value was calculated using Black-Scholes option-pricing model. The following inputs and assumptions were used to calculate the fair value of the liability classification of the options outstanding:

As of
September 30, 2020
Weighted average expected life	2.6 years
Risk-free interest rate	0.15%
Expected volatility	86.8% to 89.3%
Expected dividend yield	0.00%

A summary of option activity as of September 30, 2020 and changes during the nine months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2020	2,308,924	$8.39	8.0	$0.2
Granted	1,963,300	1.57
Forfeited or expired	(75,102)	11.10
Outstanding as of September 30, 2020	4,197,122	$5.15	8.3	$8.8

Exercisable as of September 30, 2020	1,061,329	$9.17	6.9	$0.4
Vested and expected to vest as of September 30, 2020	4,197,122	$5.15	8.3	$8.8

The stock options’ maximum contract term is ten years. The total weighted average fair value of options granted during the nine months ended September 30, 2020 and 2019 was $1.5 million and $0.8 million, respectively.

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)

Director Group	893,996	358,498	1-2 years	$2.75
Employee Group	1,568,655	273,451	5 years	$10.59
Total		631,949

A summary of restricted stock unit awards activity under the Plan as of September 30, 2020 and changes during the nine months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2020	1,180,882	$5.44
Granted	108,498	2.77
Vested	(594,339)	3.95
Forfeited	(63,092)	10.71
Non-vested as of September 30, 2020	631,949	$5.85

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

During the nine months ended September 30, 2020, the Company issued 2,037,300 PSUs classified as a liability and the fair value was calculated using Monte Carlo probability model. During the nine months ended September 30, 2020, the Company issued 388,500 PSU’s classified as equity, and the fair value was calculated using Black-Scholes option-pricing model. The following inputs and assumptions were used to calculate the fair value of the PSUs:

	As of September 30, 2020
	Liability-classified	Equity-classified
Term	2.2 to 2.8 years	3 years
Risk-free interest rate	0.14% to 0.15%	0.26%
Expected volatility	86.3% to 96.7%	76.8%
Expected dividend yield	0.00%	0.00%

A summary of performance stock unit awards activity as of September 30, 2020 and changes during the nine months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2020	—	$—
Granted	2,425,800	1.05
Vested	—	—
Forfeited	—	—
Non-vested as of September 30, 2020	2,425,800	$1.05

NOTE 13 – DEFINED CONTRIBUTION PLAN

The Company sponsors the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under the Internal Revenue Code provisions of Section 401(k). Under the safe harbor matching requirements, the Company made contributions to the Retirement Plan of $1.3 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and $3.9 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of September 30, 2020 totaling approximately $18.1 million, including those disclosed in Note 9. These letters of credit are related to liability and workers compensation insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $1.4 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and $4.9 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $2.4 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively, and $9.9 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Certain insurance costs have been allocated to the operating segments beginning January 1, 2020, which were included in the corporate segment in 2019 within the operating income (loss) and income (loss) before income tax line items. Insurance costs included in the corporate segment for the three and nine months ended September 30, 2019 were $0.3 million and $2.5 million, respectively, for the Flatbed Solutions segment and $5.1 million and $11.0 million, respectively, for the Specialized Solutions segment.

The following tables reflect certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended September 30, 2020
Total revenue	$144.5	$235.2	$(3.9)	$375.8
Company freight	47.1	129.7	(2.0)	174.8
Owner operator freight	67.2	37.7	(1.6)	103.3
Brokerage	17.6	47.8	(0.2)	65.2
Logistics	0.7	9.1	0.1	9.9
Fuel surcharge	11.9	10.9	(0.2)	22.6
Operating income (loss)	9.3	31.1	(12.3)	28.1
Depreciation	8.4	11.8	0.2	20.4
Amortization of intangible assets	0.9	1.0	—	1.9
Restructuring	0.2	4.9	—	5.1
Non-cash operating lease expense	2.2	(4.7)	—	(2.5)
Interest expense	2.3	2.9	5.9	11.1
Income (loss) before income tax	7.0	28.8	(18.1)	17.7
Total assets	336.5	608.1	231.0	1,175.6
Capital expenditures	7.2	11.3	—	18.5

Three Months Ended September 30, 2019
Total revenue	$169.8	$288.0	$(7.4)	$450.4
Company freight	55.2	155.4	(5.4)	205.2
Owner operator freight	71.1	49.1	(1.9)	118.3
Brokerage	23.6	54.5	0.5	78.6
Logistics	0.7	12.9	(0.1)	13.5
Fuel surcharge	19.2	16.1	(0.5)	34.8
Operating loss	(107.9)	(187.6)	(21.1)	(316.6)
Depreciation	12.7	21.1	0.3	34.1
Amortization of intangible assets	1.5	2.7	—	4.2
Impairment	113.2	193.6	—	306.8
Restructuring	0.9	3.5	2.5	6.9
Non-cash operating lease expense	1.7	4.6	0.1	6.4
Interest expense	2.8	3.2	6.8	12.8
Loss before income tax	(110.6)	(191.0)	(29.5)	(331.1)
Total assets	376.1	730.9	83.1	1,190.1
Capital expenditures	7.5	15.0	0.5	23.0

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Nine Months Ended September 30, 2020
Total revenue	$436.8	$697.2	$(15.5)	$1,118.5
Company freight	147.3	383.5	(8.1)	522.7
Owner operator freight	193.5	118.7	(5.1)	307.1
Brokerage	52.6	133.7	(1.5)	184.8
Logistics	2.2	26.4	0.2	28.8
Fuel surcharge	41.2	34.9	(1.0)	75.1
Operating income (loss)	28.6	39.1	(35.5)	32.2
Depreciation	25.3	39.9	0.7	65.9
Amortization of intangible assets	2.5	3.0	—	5.5
Impairment	—	13.4	—	13.4
Restructuring	0.3	8.3	—	8.6
Non-cash operating lease expense	4.3	(4.1)	—	0.2
Interest expense	7.2	8.7	18.2	34.1
Income (loss) before income tax	21.7	30.5	(53.1)	(0.9)
Capital expenditures	24.2	39.2	—	63.4

Nine Months Ended September 30, 2019
Total revenue	$512.7	$838.3	$(17.0)	$1,334.0
Company freight	165.3	463.8	(10.9)	618.2
Owner operator freight	213.1	142.4	(4.4)	351.1
Brokerage	74.7	148.3	(0.2)	222.8
Logistics	2.0	37.1	(0.1)	39.0
Fuel surcharge	57.6	46.7	(1.4)	102.9
Operating loss	(98.5)	(168.8)	(43.9)	(311.2)
Depreciation	38.1	68.5	0.5	107.1
Amortization of intangible assets	4.5	7.9	—	12.4
Impairment	113.2	193.6	—	306.8
Restructuring	0.9	3.5	2.5	6.9
Non-cash operating lease expense	7.2	12.2	0.3	19.7
Interest expense	8.1	9.8	20.3	38.2
Loss before income tax	(106.3)	(177.8)	(65.3)	(349.4)
Capital expenditures	38.0	43.5	1.5	83.0

NOTE 16 – EARNINGS (LOSS) PER SHARE

ASC Topic 260, “Earnings Per Share”, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s outstanding non-vested restricted stock units are participating securities unless there is a net loss attributable to common stockholders. Accordingly, earnings per common share are computed using the two-class method.

For the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and outstanding stock options were not included in the computation of diluted loss per share as their effects were anti-dilutive. Additionally, for the three and nine months ended September 30, 2020 and 2019, there was no dilutive effect from the Merger Agreement earn-out provision found in the Agreement and Plan of Merger, dated December 22, 2016, in which a wholly-owned subsidiary of Hennessy Capital Acquisition Corp. II (Hennessy) merged with and into Daseke, with Daseke surviving as a direct wholly-owned subsidiary of Hennessy, (the Merger Agreement) or the outstanding warrants to purchase shares of the Company’s common stock (the common stock purchase warrants).

The following table sets forth the computation of basic and diluted earnings per share under the two-class method, which is applicable for the three months ended September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2020	2019	2020	2019

Numerator:
Net income (loss)	$15.7	$(273.3)	$(1.1)	$(289.0)
Less Series A preferred dividends	(1.2)	(1.2)	(3.7)	(3.7)
Net income (loss) attributable to common stockholders	14.5	(274.5)	(4.8)	(292.7)
Allocation of earnings to non-vested participating restricted stock units	(0.2)	—	—	—
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$14.3	$(274.5)	$(4.8)	$(292.7)

Effect of dilutive securities:
Add back Series A preferred dividends	$1.2	$—	$—	$—
Add back allocation earnings to participating securities	0.2	—	—	—
Reallocation of earnings to participating securities considering potentially dilutive securities	(0.2)	—	—	—
Numerator for diluted EPS - income (loss) available to common shareholders - two class method	$15.5	$(274.5)	$(4.8)	$(292.7)

Denominator:
Denominator for basic EPS - weighted-average shares	64.8	64.6	64.7	64.5

Effect of dilutive securities:
Stock options	1.2	—	—	—
Convertible preferred stock	5.7	—	—	—
Denominator for diluted EPS - weighted-average shares	71.7	64.6	64.7	64.5

Basic earnings (loss) per share	$0.22	$(4.25)	$(0.07)	$(4.54)
Diluted earnings (loss) per share	$0.22	$(4.25)	$(0.07)	$(4.54)

NOTE 17 – SUBSEQUENT EVENTS

On October 21, 2020, the Company and the representative of the former Aveda shareholders agreed to an earnout payment of $7.4 million as the result of an arbitration process, which is approximately $13.8 million less than the contingent consideration liability at September 30, 2020 and will be recognized in the fourth quarter of 2020.

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

Third Quarter Operational Overview

●	Total revenue of $375.8 million, a decrease of 16.6%, company freight of $174.8 million, a decrease of 14.8%, owner operator freight of $103.3 million, a decrease of 12.7% and brokerage freight of $65.2 million, a decrease of 17.0% compared to third quarter of 2019;

●	Rate per mile for the three months ended September 30, 2020 was $1.94 for Flatbed Solutions segment and $3.28 for Specialized Solutions segment compared to $1.90 for Flatbed Solutions segment and $3.54 for Specialized Solutions segment for the three months ended September 30, 2019;

●	Operating income of $28.1 million, compared with operating loss of $316.6 million in third quarter of 2019;

●	Improved operating ratio to 92.5% compared with 170.3% in the third quarter of 2019;

●	Net income of $15.7 million, or $0.22 per basic and diluted share, compared with net loss of $273.3 million, or $4.25 per basic and diluted share, in the third quarter of 2019;

●	Total liquidity available at September 30, 2020 increased by $43.7 million to $297.2 million from $253.5 million at December 31, 2019; and

●	Debt excluding financing fees at September 30, 2020 decreased by $15.4 million to $688.7 million from $704.1 at December 31, 2019.

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

In March 2020, the Company’s board of directors approved a plan for the sale of certain Aveda terminals located in Texas and Oklahoma, and during the second quarter of 2020, substantial progress was made, including collection of approximately $47.7 million in proceeds from the sale of property and equipment, and reduction in net working capital. The divestiture process is substantially complete as of September 30, 2020, and the Company currently believes it will be finalized before the completion of the fourth quarter of 2020.  Upon completion, the Company’s exposure to the oil and gas end market will decrease significantly. Upon completion of Phase II of the Plan and the finalization of the Aveda divestiture, our operating segments will be reduced to 9.

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

Beginning in the last half of March 2020, the Company experienced a decline in demand due to the COVID-19 pandemic, as sectors of the economy began to shut down. Towards the end of April 2020, the Company experienced a significant decline in freight volumes and rates as stay-at-home orders across the country led to a halt in overall industrial production. In May and June 2020, the rate environment started to slowly improve and the Company’s volumes progressively increased nearly every week, albeit off the lower base, and during the third quarter of 2020, the Company observed a strong sequential rebound in demand for freight across both its Flatbed and Specialized segments, as well as improving strength in freight rates. Nonetheless, overall, the Company’s results of operations and financial condition were significantly impacted by the COVID-19 pandemic in the second and third quarters of 2020, and the Company expects that its results of operations and financial condition will continue to be adversely impacted for the remainder of 2020, as levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity and to measures of industrial production since many of the Company’s customers are in the manufacturing and industrial segments. In particular, shelter-in-place mandates, the closing of manufacturing facilities and the overall depressed economic environment have significantly affected demand for many of the Company’s customers, including those that manufacture aircraft parts and those in the energy sector. However, given the diversity of the Company’s customer base and the various end markets that Daseke serves, not all of the Company’s customers have been as affected, and demand for the Company’s services by customers in certain end markets, such as wind energy, defense projects and high security cargo, have increased, partially offsetting softness in other end markets.

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

We currently expect the COVID-19 pandemic to continue to negatively impact the Company for the remainder of 2020, and the Company’s 2020 results thus far and operating trends may not provide any meaningful indication as to what our financial results may be in the last quarter of this year. We have a diverse customer base with exposure to a wide array of industrial end markets, each of which are experiencing their own respective growth and economic recovery patterns. The effect of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect the Company’s business, results of operations and financial condition even after the COVID-19 pandemic has subsided and “stay at home” mandates have been lifted. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on the

Company’s operations or mandates to provide services in a specified manner); the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the extent and duration of the effect on consumer confidence and spending; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in the value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. There are no comparable recent events that provide guidance as to the effect the COVID-19 global pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. See “Part II. Item 1A. Risk Factors” in this Report for more information regarding risks relating to the COVID-19 pandemic.

How The Company Evaluates Its Operations

The Company uses a number of primary indicators to monitor its revenue and expense performance and efficiency, including Adjusted EBITDA and Adjusted EBITDA Margin, Free Cash Flow, Adjusted Operating Expenses, Adjusted Operating Income (Loss), Adjusted Operating Ratio and Adjusted Net Income (Loss), and its key drivers of revenue quality, growth, expense control and operating efficiency. Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Adjusted Operating Expenses, Adjusted Operating Income (Loss), Adjusted Operating Ratio and Adjusted Net Income (Loss) are not recognized measures under GAAP and should not be considered alternatives to, or more meaningful than, net income (loss), cash flows from operating activities, operating income (loss), operating ratio, operating margin or any other measure derived in accordance with GAAP. See “Non-GAAP Financial Measures” for more information on the Company’s use of these non-GAAP measures, as well as a description of the computation and reconciliation of the Company’s Adjusted EBITDA, Adjusted EBITDA Margin to net income (loss) margin, Free Cash Flow, Adjusted Net Income (Loss) to net income (loss), Adjusted Operating Expenses to Operating Expenses, Adjusted Operating Income (loss) to Operating Income (loss) and Adjusted Operating Ratio to operating ratio.

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

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2020 and 2019 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended September 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$174.8	46.5	$205.2	45.6	$(30.4)	(14.8)
Owner operator freight	103.3	27.5	118.3	26.3	(15.0)	(12.7)
Brokerage	65.2	17.3	78.6	17.5	(13.4)	(17.0)
Logistics	9.9	2.6	13.5	3.0	(3.6)	(26.7)
Fuel surcharge	22.6	6.1	34.8	7.6	(12.2)	(35.1)
Total revenue	375.8	100.0	450.4	100.0	(74.6)	(16.6)

OPERATING EXPENSES:
Salaries, wages and employee benefits	95.8	25.5	127.7	28.4	(31.9)	(25.0)
Fuel	20.2	5.4	34.1	7.6	(13.9)	(40.8)
Operations and maintenance	45.5	12.1	56.8	12.6	(11.3)	(19.9)
Communications	0.9	0.2	1.0	0.2	(0.1)	(10.0)
Purchased freight	127.9	34.0	155.5	34.5	(27.6)	(17.7)
Administrative expenses	12.6	3.4	21.4	4.8	(8.8)	(41.1)
Sales and marketing	0.3	0.1	1.3	0.3	(1.0)	(76.9)
Taxes and licenses	3.9	1.0	4.8	1.1	(0.9)	(18.8)
Insurance and claims	16.3	4.3	13.4	3.0	2.9	21.6
Depreciation and amortization	22.3	5.9	38.3	8.5	(16.0)	(41.8)
Gain on disposition of property and equipment	(3.1)	(0.8)	(1.0)	(0.2)	(2.1)	210.0
Impairment	—	—	306.8	68.1	(306.8)	(100.0)
Restructuring charges	5.1	1.4	6.9	1.5	(1.8)	(26.1)
Total operating expenses	347.7	92.5	767.0	170.3	(419.3)	(54.7)
Operating ratio	92.5%		170.3%
Adjusted operating ratio(1)	90.9%		97.0%
INCOME (LOSS) FROM OPERATIONS	28.1	7.5	(316.6)	(70.3)	344.7	(108.9)

Other expense (income):
Interest income	(0.1)	—	(0.3)	(0.1)	(0.2)	(66.7)
Interest expense	11.1	3.0	12.8	2.8	(1.7)	(13.3)
Write-off of unamortized deferred financing fees	—	—	2.0	0.4	(2.0)	(100.0)
Other	(0.6)	(0.2)	—	—	(0.6)	*
Total other expense	10.4	2.8	14.5	3.2	(4.1)	(28.3)

Income (loss) before benefit for income taxes	17.7	4.7	(331.1)	(73.5)	348.8	(105.3)
Income tax expense (benefit)	2.0	0.5	(57.8)	(12.8)	59.8	(103.5)
Net income (loss)	$15.7	4.2	$(273.3)	(60.7)	$289.0	105.7

OPERATING STATISTICS:
Company miles	62.0		71.0		(9.0)	(12.7)
Owner operator miles	47.8		53.2		(5.4)	(10.2)
Total miles (in millions)(2)	109.8		124.2		(14.4)	(11.6)

Company-operated tractors, as of quarter-end	2,979		3,736		(757)	(20.3)
Owner-operated tractors, as of quarter-end	2,100		2,413		(313)	(13.0)
Number of trailers, as of quarter-end	11,607		13,208		(1,601)	(12.1)

Company-operated tractors, average for the quarter	3,035		3,744		(709)	(18.9)
Owner-operated tractors, average for the quarter	2,104		2,395		(291)	(12.2)
Total tractors, average for the quarter	5,139		6,139		(1,000)	(16.3)

*	indicates not meaningful.
(1)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(2)	Miles are estimated based on information received as of the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended September 30, 2020 and 2019 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended September 30, 2020 and 2019.

SPECIALIZED SOLUTIONS

	Three Months Ended September 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$129.7	55.1	$155.4	54.0	$(25.7)	(16.5)
Owner operator freight	37.7	16.0	49.1	17.0	(11.4)	(23.2)
Brokerage	47.8	20.3	54.5	18.9	(6.7)	(12.3)
Logistics	9.1	3.9	12.9	4.5	(3.8)	(29.5)
Fuel surcharge	10.9	4.7	16.1	5.6	(5.2)	(32.3)
Total revenue	235.2	100.0	288.0	100.0	(52.8)	(18.3)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	60.3	25.6	82.6	28.7	(22.3)	(27.0)
Fuel	13.0	5.5	21.7	7.5	(8.7)	(40.1)
Operations and maintenance	34.4	14.6	43.3	15.0	(8.9)	(20.6)
Purchased freight	64.6	27.5	85.2	29.6	(20.6)	(24.2)
Depreciation and amortization	12.8	5.4	23.8	8.3	(11.0)	(46.2)
Impairment	—	—	193.6	67.2	(193.6)	(100.0)
Restructuring	4.9	2.1	3.5	1.2	1.4	40.0
Other operating expenses	14.1	6.0	21.9	7.6	(7.8)	(35.6)
Total operating expenses	204.1	86.8	475.6	165.1	(271.5)	(57.1)
Operating ratio	86.8%		165.1%
Adjusted operating ratio(2)	85.2%		93.9%
INCOME (LOSS) FROM OPERATIONS	$31.1	13.2	$(187.6)	(65.1)	$218.7	(116.6)

OPERATING STATISTICS:
Company miles	38.9		43.2		(4.3)	(10.0)
Owner operator miles	12.1		14.6		(2.5)	(17.1)
Total miles (in millions)(3)	51.0		57.8		(6.8)	(11.8)

Company-operated tractors, at quarter-end	1,960		2,472		(512)	(20.7)
Owner-operated tractors, at quarter-end	510		699		(189)	(27.0)
Number of trailers, at quarter-end	7,278		8,280		(1,002)	(12.1)

Company-operated tractors, average for the quarter	1,958		2,479		(521)	(21.0)
Owner-operated tractors, average for the quarter	523		694		(171)	(24.6)
Total tractors, average for the quarter	2,481		3,173		(692)	(21.8)

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(3)	Miles are estimated based on information received as of the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the three months ended September 30, 2020 and 2019 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended September 30, 2020 and 2019.

FLATBED SOLUTIONS

	Three Months Ended September 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$47.1	32.6	$55.2	32.5	$(8.1)	(14.7)
Owner operator freight	67.2	46.5	71.1	41.9	(3.9)	(5.5)
Brokerage	17.6	12.2	23.6	13.9	(6.0)	(25.4)
Logistics	0.7	0.5	0.7	0.4	—	—
Fuel surcharge	11.9	8.2	19.2	11.3	(7.3)	(38.0)
Total revenue	144.5	100.0	169.8	100.0	(25.3)	(14.9)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	29.9	20.7	35.0	20.6	(5.1)	(14.6)
Fuel	7.2	5.0	12.5	7.4	(5.3)	(42.4)
Operations and maintenance	11.0	7.6	13.2	7.8	(2.2)	(16.7)
Purchased freight	67.3	46.6	77.8	45.8	(10.5)	(13.5)
Depreciation and amortization	9.3	6.4	14.2	8.4	(4.9)	(34.5)
Impairment	—	—	113.2	66.7	(113.2)	(100.0)
Restructuring	0.2	0.1	0.9	0.5	(0.7)	(77.8)
Other operating expenses	10.3	7.1	10.9	6.4	(0.6)	(5.5)
Total operating expenses	135.2	93.6	277.7	163.5	(142.5)	(51.3)
Operating ratio	93.6%		163.5%
Adjusted operating ratio(2)	92.8%		95.0%
INCOME (LOSS) FROM OPERATIONS	$9.3	6.4	$(107.9)	(63.5)	$117.2	(108.6)

OPERATING STATISTICS:
Company miles	23.1		27.8		(4.7)	(16.9)
Owner operator miles	35.7		38.6		(2.9)	(7.5)
Total miles (in millions)(3)	58.8		66.4		(7.6)	(11.4)

Company-operated tractors, at quarter-end	1,019		1,264		(245)	(19.4)
Owner-operated tractors, at quarter-end	1,590		1,714		(124)	(7.2)
Number of trailers, at quarter-end	4,329		4,928		(599)	(12.2)

Company-operated tractors, average for the quarter	1,077		1,265		(188)	(14.9)
Owner-operated tractors, average for the quarter	1,581		1,701		(120)	(7.1)
Total tractors, average for the quarter	2,658		2,966		(308)	(10.4)

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(3)	Miles are estimated based on information received as of the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

Revenue.  Total revenue decreased 16.6% to $375.8 million for the three months ended September 30, 2020 from $450.4 million for the same period in 2019, primarily due to the decrease in miles driven and the exit of Aveda operation. The decrease in total revenue was due primarily to decreases in company freight, owner operator freight and brokerage revenue. Company freight revenue decreased $30.4 million, or 14.8%, to $174.8 million for the three months ended September 30, 2020 from $205.2 million for the same period in 2019. Owner operator freight revenue decreased $15.0 million, or 12.7%, to $103.3 million for the three months ended September 30, 2020 from $118.3 million for the same period in 2019. The decreases in company freight and owner operator freight revenue were a result of a 2.7% decrease in rate per mile and a 11.6% decrease in total miles driven. Brokerage revenue decreased $13.4 million, or 17.0%, to $65.2 million for the three months ended September 30, 2020 from $78.6 million for the same period in 2019 due to a decrease in customer sales volumes. During the third quarter of 2020, the Company observed a strong sequential rebound in demand for freight across both its Flatbed and Specialized segments, as well as improving strength in freight rates. Logistics revenue decreased $3.6 million, or 26.7%, to $9.9 million for the three months ended September 30, 2020 from $13.5 million for the three months ended September 30, 2019 as a result of decreases in logistics activities. Fuel surcharge revenue, decreased $12.2 million, or 35.1%, to $22.6 million for the three months ended September 30, 2020 from $34.8 million for the same period in 2019 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

The Company’s Specialized Solutions segment’s revenue decreased 18.3% to $235.2 million for the three months ended September 30, 2020 from $288.0 million for the same period in 2019, which was primarily due to the decrease in rate per mile and miles driven, as well as, the wind down of Aveda operations. Company freight revenue decreased $25.7 million, or 16.5%, to $129.7 million for the three months ended September 30, 2020 from $155.4 million for the same period in 2019. Owner operator freight revenue decreased $11.4 million, or 23.2%, to $37.7 million for the three months ended September 30, 2020 from $49.1 million for the same period in 2019. The decrease in overall freight revenue was primarily a result of a 7.3% decrease in rate per mile and a 11.8% decrease in total miles driven compared to the same period in 2019. The decrease in rate per mile was mainly driven by the exit of Aveda operation which historically had the highest rate per mile within the segment. Brokerage revenue decreased $6.7 million, or 12.3%, to $47.8 million for the three months ended September 30, 2020 from $54.5 million for the same period in 2019. During the third quarter of 2020, this segment saw an increase in sales volumes in the wind energy, defense projects and high security cargo. Logistics revenue decreased $3.8 million, or 29.5% to $9.1 million from $12.9 million compared to the same period in 2019 as a result of decreases in logistics activities. Fuel surcharge revenue decreased $5.2 million, or 32.3%, to $10.9 million for the three months ended September 30, 2020 from $16.1 million for the same period in 2019 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

The Company’s Flatbed Solutions segment’s revenue decreased $25.3 million, or 14.9%, to $144.5 million for the three months ended September 30, 2020 from $169.8 million for the same period in 2019, which was primarily due to a decrease in miles driven. Company freight revenue decreased $8.1 million, or 14.7%, to $47.1 million for the three months ended September 30, 2020 from $55.2 million for the same period in 2019. Owner operator freight revenue decreased $3.9 million, or 5.5%, to $67.2 million for the three months ended September 30, 2020 from $71.1 million for the same period in 2019. Brokerage revenue decreased $6.0 million, or 25.4%, to $17.6 million for the three months ended September 30, 2020 from $23.6 million for the same period in 2019 due to a decrease in customer volumes. The decreases in company freight and owner operator freight was a result of a 11.4% decrease in total miles driven compared to the same period in 2019, partially offset by a 2.1% increase in rate per mile. During the third quarter of 2020, the Company observed a strong sequential rebound in demand for freight across the segments, as well as improving strength in freight rates. Fuel surcharge revenue decreased $7.3 million, or 38.0%, to $11.9 million for the three months ended September 30, 2020 from $19.2 million for the same period in 2019 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

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

Salaries, wages and employee benefits expense decreased 25.0% to $95.8 million for the three months ended September 30, 2020 from $127.7 million for the same period in 2019. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to Project Pivot and Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 3.5% for the three months ended September 30, 2020 as compared to the same period in 2019.

The Company’s Specialized Solutions segment had a $22.3 million, or 27.0%, decrease in salaries, wages and employee benefits expense for the three months ended September 30, 2020 compared to the same period in 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 3.2% for the three months ended September 30, 2020 as compared to the same period in 2019.

The Company’s Flatbed Solutions segment had a $5.1 million, or 14.6%, decrease in salaries, wages and employee benefits expense for the three months ended September 30, 2020 compared to the same period in 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), for the three months ended September 30, 2020 was generally consistent with the same period in 2019.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense decreased $13.9 million, or 40.8%, to $20.2 million for the three months ended September 30, 2020 from $34.1 million for the same period in 2019. This decrease was primarily due to a 19.7% decrease in average diesel prices period over period. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.426 for the three months ended September 30, 2020, compared to $3.023 for the same period in 2019. Total Company miles driven decreased 12.7% for the three months ended September 30, 2020 as compared to the same period in 2019.

The Company’s Specialized Solutions segment’s fuel expense decreased 40.1% to $13.0 million for the three months ended September 30, 2020 from $21.7 million for the same period in 2019, primarily as a result of a decrease in average diesel price and a decrease of 10.0% in Company miles driven for the three months ended September 30, 2020 as compared to the same period in 2019.

The Company’s Flatbed Solutions segment’s fuel expense decreased 42.4% to $7.2 million for the three months ended September 30, 2020 from $12.5 million for the same period in 2019, primarily as a result of a decrease in average diesel price and a decrease of 16.9% in Company miles driven for the three months ended September 30, 2020 as compared to the same period in 2019.

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

Operations and maintenance expense decreased 20.4% to $45.5 million for the three months ended September 30, 2020 from $56.8 million for the same period in 2019 due to a decrease of $5.2 million in maintenance costs such as repairs and tires, $2.5 million in lease costs, $2.8 million in operation costs such as pilot car and permit fees, and $2.3 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the three months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $8.9 million, or 20.6%, for the three months ended September 30, 2020 as compared to the same period in 2019 as a result of a decrease of $3.9 million in maintenance expense such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $2.9 million in lease costs and a decrease of $1.9 million in operation costs such as pilot car and permit fees. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), for the three months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment’s operations and maintenance expense decreased $2.2 million, or 16.7%, for the three months ended September 30, 2020 as compared to the same period in 2019, primarily as a result of a decrease of $1.3 million in maintenance expense such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet and $0.9 million in operation costs such as pilot car and permit fees. Operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), for the three months ended September 30, 2020 was generally consistent with the same period in 2019.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased $27.6 million or 17.7% to $127.9 million during the three months ended September 30, 2020 from $155.5 million during the same period in 2019. Purchased freight expense from owner-operators decreased 17.5% to $82.3 million during the three months ended September 30, 2020 from $99.7 million during the same period in 2019 as a result of a 9.2% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 18.0% to $45.7 million during the three months ended September 30, 2020 from $55.7 million during the same period in 2019, as a result of lower rates and decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of consolidated revenue, for the three months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 24.2% to $64.6 million during the three months ended September 30, 2020 from $85.2 million during the same period in 2019. Purchased freight expense from owner-operators decreased 30.2% to $26.4 million during the three months ended September 30, 2020 from $37.9 million during the same period in 2019, as a result of a 13.7% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 19.3% to $38.2 million during the three months ended September 30, 2020 from $47.3 million during the same period in 2019, as a result of a decrease in utilization of third-party capacity providers. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the three months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 13.5% to $67.3 million for the three months ended September 30, 2020 from $77.8 million for the same period in 2019. Purchased freight expense from owner-operators decreased 9.7% to $55.8 million for the three months ended September 30, 2020 from $61.8 million for the same period in 2019, as a result of a 7.5% decrease in owner operators’ miles driven. Purchased freight expense from third-party capacity providers decreased 27.5% to $11.5 million during the three months ended September 30, 2020 from $15.9 million during the same period in 2019, primarily as a result of decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the three months ended September 30, 2020 was generally consistent with the same period in 2019.

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

Depreciation and amortization expense decreased $16.0 million, or 41.8%, to $22.3 million during the three months ended September 30, 2020 from $38.3 million during the same period in 2019 as a result of a 18.9% decrease in average tractor count in the Company’s fleet and further reduced by the impact of $97.6 million of impairments recorded in the third quarter of 2019.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $11.0 million, or 46.2%, for the three months ended September 30, 2020 as compared to the same period in 2019 as a result of a 21.0% decrease in average tractor count in the segment’s fleet and further reduced by the impact of $58.6 million of impairments recorded in the third quarter of 2019.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $4.9 million, or 34.5%, for the three months ended September 30, 2020 as compared to the same period in 2019 as a result of a 14.9% decrease in average tractor count in the segment’s fleet and further reduced by the impact of a $39.0 million of impairments recorded in the third quarter of 2019.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $0.9 million for the three months ended September 30, 2020. Operating taxes and license expense, as a percentage of revenue, was generally consistent for the three months ended September 30, 2020 and 2019.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 21.6% to $16.3 million during the three months ended September 30, 2020 from $13.4 million during the same period in 2019 due to increases in insurance claims and premiums. Insurance and claims, as a percentage of revenue, increased 1.3% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Impairment.  No impairment expense was recognized in the three months ended September 30, 2020 while $306.8 million was recognized in the same period in 2019 related to goodwill, intangible assets, property and equipment and right-of-use assets. Impairment expense for the three months ended September 30, 2019 for the Specialized Solutions segment was $193.6 million and for the Flatbed Solutions segment was $113.2 million.

Restructuring Costs. Restructuring costs of $5.1 million were recognized in the three months ended September 30, 2020 in connection with Phase II of Project Synchronize and the closure of certain Aveda terminals. Restructuring costs of $6.9 million were recognized in the three months ended September 30, 2019 in connection with Project Synchronize and Project Pivot. Restructuring costs for the three months ended September 30, 2019 for the Specialized Solutions segment was $3.5 million, for the Flatbed Solutions segment was $0.9 million, and for the corporate office was $2.5 million.

Operating Income (Loss).  Operating income was $28.1 million, or 7.5% of revenue, for the three months ended September 30, 2020 compared to operating loss $316.6 million, or 70.3% of revenue, for the same period in 2019, primarily as a result of controlling expenses to navigate through the pandemic and the Company’s plans to integrate and restructure some of its operating segments during 2020 and a result of impairment and restructuring charges in 2019.

The Company’s Specialized Solutions segment’s operating income was $31.1 million, or 13.2% of revenue, for the three months ended September 30, 2020 compared to operating loss of $187.6 million, or 65.1% of revenue, for the same period in 2019, primarily as a result of controlling expenses to navigate through the pandemic during 2020 and a result of impairment and restructuring charges in 2019. The change in operating income as a percent of revenue is primarily a result of a decrease in salaries, wages and employee benefits, fuel expense, maintenance expense, purchase freight and depreciation and amortization.

The Company’s Flatbed Solutions segment’s operating income was $9.3 million, or 6.4% of revenue, for the three months ended September 30, 2020 compared to operating loss $107.9 million, or 63.5% of revenue, for the same period in 2019, the increase primarily as a result of controlling expenses to navigate through the pandemic during 2020 and a result of impairment and restructuring charges in 2019.

Interest Expense. Interest expense consists of cash interest, amortization of debt issuance costs, fees and prepayment penalties. Interest expense decreased 13.3% to $11.1 million during the three months ended September 30, 2020 from $12.8 million during the same period in 2019. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan and finance lease outstanding balances.

Income Tax. Income tax expense was $2.0 million for the three months ended September 30, 2020 compared to income tax benefit of $57.8 million for the same period in 2019. The effective tax rate was 11.3% for the three months ended September 30, 2020, compared to 17.4% for the same period in 2019. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

The following table sets forth items derived from the Company’s consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2020 and 2019 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Nine Months Ended September 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE:
Company freight	$522.7	46.7	$618.2	46.3	$(95.5)	(15.4)
Owner operator freight	307.1	27.5	351.1	26.3	(44.0)	(12.5)
Brokerage	184.8	16.5	222.8	16.7	(38.0)	(17.1)
Logistics	28.8	2.6	39.0	2.9	(10.2)	(26.2)
Fuel surcharge	75.1	6.7	102.9	7.8	(27.8)	(27.0)
Total revenue	1,118.5	100.0	1,334.0	100.0	(215.5)	(16.2)

OPERATING EXPENSES:
Salaries, wages and employee benefits	305.6	27.3	371.1	27.8	(65.5)	(17.7)
Fuel	67.1	6.0	105.3	7.9	(38.2)	(36.3)
Operations and maintenance	136.4	12.2	164.7	12.3	(28.3)	(17.2)
Communications	2.8	0.3	3.2	0.2	(0.4)	(12.5)
Purchased freight	374.3	33.5	458.5	34.4	(84.2)	(18.4)
Administrative expenses	50.0	4.5	54.7	4.1	(4.7)	(8.6)
Sales and marketing	1.3	0.1	3.8	0.3	(2.5)	(65.8)
Taxes and licenses	12.4	1.1	14.7	1.1	(2.3)	(15.6)
Insurance and claims	46.9	4.2	38.1	2.9	8.8	23.1
Depreciation and amortization	71.4	6.4	119.5	9.0	(48.1)	(40.3)
Gain on disposition of revenue property and equipment	(3.9)	(0.3)	(2.1)	(0.2)	(1.8)	85.7
Impairment	13.4	1.2	306.8	23.0	(293.4)	(95.6)
Restructuring charges	8.6	0.8	6.9	0.5	1.7	24.6
Total operating expenses	1,086.3	97.1	1,645.2	123.3	(558.9)	(34.0)
Operating ratio	97.1%		123.3%
Adjusted operating ratio(1)	94.2%		97.0%
INCOME (LOSS) FROM OPERATIONS	32.2	2.9	(311.2)	(23.3)	343.4	(110.3)

Other expense (income):
Interest income	(0.5)	—	(0.7)	(0.1)	(0.2)	(28.6)
Interest expense	34.1	3.0	38.2	2.9	(4.1)	(10.7)
Write-off of unamortized deferred financing fees	—	—	2.0	0.1	(2.0)	(100.0)
Other	(0.5)	—	(1.3)	(0.1)	0.8	(61.5)
Total other expense	33.1	3.0	38.2	2.9	(5.1)	(13.4)

Income (loss) before benefit for income taxes	(0.9)	(0.1)	(349.4)	(26.2)	348.5	(99.7)
Income tax expense (benefit)	0.2	—	(60.4)	(4.5)	60.6	(100.3)
Net loss	$(1.1)	(0.1)	$(289.0)	(21.7)	$287.9	(99.6)

OPERATING STATISTICS:
Company miles	192.8		211.4		(18.6)	(8.8)
Owner operator miles	145.3		153.7		(8.4)	(5.5)
Total miles (in millions)(2)	338.1		365.1		(27.0)	(7.4)

Company-operated tractors, at period-end	2,979		3,736		(757)	(20.3)
Owner-operated tractors, at period-end	2,100		2,413		(313)	(13.0)
Number of trailers, at period-end	11,607		13,208		(1,601)	(12.1)

Company-operated tractors, average for the period	3,417		3,816		(399)	(10.5)
Owner-operated tractors, average for the period	2,210		2,339		(129)	(5.5)
Total tractors, average for the period	5,627		6,155		(528)	(8.6)

(1)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(2)	Miles are estimated based on information received as of the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the nine months ended September 30, 2020 and 2019 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the nine months ended September 30, 2020 and 2019.

SPECIALIZED SOLUTIONS

	Nine Months Ended September 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$383.5	55.0	$463.8	55.3	$(80.3)	(17.3)
Owner operator freight	118.7	17.0	142.4	17.0	(23.7)	(16.6)
Brokerage	133.7	19.2	148.3	17.7	(14.6)	(9.8)
Logistics	26.4	3.8	37.1	4.4	(10.7)	(28.8)
Fuel surcharge	34.9	5.0	46.7	5.6	(11.8)	(25.3)
Total revenue	697.2	100.0	838.3	100.0	(141.1)	(16.8)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	198.2	28.4	246.4	29.4	(48.2)	(19.6)
Fuel	42.8	6.1	67.5	8.1	(24.7)	(36.6)
Operations and maintenance	104.2	14.9	123.6	14.7	(19.4)	(15.7)
Purchased freight	193.2	27.7	237.8	28.4	(44.6)	(18.8)
Depreciation and amortization	42.9	6.2	76.4	9.1	(33.5)	(43.8)
Impairment	13.4	1.9	193.6	23.1	(180.2)	(93.1)
Restructuring	8.3	1.2	3.5	0.4	4.8	137.1
Other operating expenses	55.1	7.9	58.3	7.0	(3.2)	(5.5)
Total operating expenses	658.1	94.4	1,007.1	120.1	(349.0)	(34.7)
Operating ratio	94.4%		120.1%
Adjusted operating ratio(2)	90.9%		93.6%
INCOME (LOSS) FROM OPERATIONS	$39.1	5.6	$(168.8)	(20.1)	$207.9	(123.2)

OPERATING STATISTICS:
Company miles	117.4		128.4		(11.0)	(8.6)
Owner operator miles	38.2		40.7		(2.5)	(6.1)
Total miles (in millions)(3)	155.6		169.1		(13.5)	(8.0)

Company-operated tractors, at period-end	1,960		2,472		(512)	(20.7)
Owner-operated tractors, at period-end	510		699		(189)	(27.0)
Number of trailers, at period-end	7,278		8,280		(1,002)	(12.1)

Company-operated tractors, average for the period	2,263		2,492		(229)	(9.2)
Owner-operated tractors, average for the period	646		674		(28)	(4.2)
Total tractors, average for the period	2,909		3,166		(257)	(8.1)

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(3)	Miles are estimated based on information received as of the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, Adjusted Operating Ratio and operating income for the nine months ended September 30, 2020 and 2019 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the nine months ended September 30, 2020 and 2019.

FLATBED SOLUTIONS

	Nine Months Ended September 30,
	2020		2019		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$147.3	33.7	$165.3	32.2	$(18.0)	(10.9)
Owner operator freight	193.5	44.3	213.1	41.6	(19.6)	(9.2)
Brokerage	52.6	12.0	74.7	14.6	(22.1)	(29.6)
Logistics	2.2	0.5	2.0	0.4	0.2	10.0
Fuel surcharge	41.2	9.5	57.6	11.2	(16.4)	(28.5)
Total revenue	436.8	100.0	512.7	100.0	(75.9)	(14.8)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	94.0	21.5	104.4	20.4	(10.4)	(10.0)
Fuel	24.4	5.6	37.8	7.4	(13.4)	(35.4)
Operations and maintenance	32.0	7.3	40.5	7.9	(8.5)	(21.0)
Purchased freight	197.0	45.1	237.8	46.4	(40.8)	(17.2)
Depreciation and amortization	27.8	6.4	42.6	8.3	(14.8)	(34.7)
Impairment	—	—	113.2	22.1	(113.2)	(100.0)
Restructuring	0.3	0.1	0.9	0.2	(0.6)	(66.7)
Other operating expenses	32.7	7.5	34.0	6.6	(1.3)	(3.8)
Total operating expenses	408.2	93.5	611.2	119.2	(203.0)	(33.2)
Operating ratio	93.5%		119.2%
Adjusted operating ratio(2)	92.8%		95.7%
INCOME (LOSS) FROM OPERATIONS	$28.6	6.5	$(98.5)	(19.2)	$127.1	(129.0)

OPERATING STATISTICS:
Company miles	75.4		83.0		(7.6)	(9.2)
Owner operator miles	107.1		113.0		(5.9)	(5.2)
Total miles (in millions)(3)	182.5		196.0		(13.5)	(6.9)

Company-operated tractors, at period-end	1,019		1,264		(245)	(19.4)
Owner-operated tractors, at period-end	1,590		1,714		(124)	(7.2)
Number of trailers, at period-end	4,329		4,928		(599)	(12.2)

Company-operated tractors, average for the period	1,154		1,324		(170)	(12.8)
Owner-operated tractors, average for the period	1,564		1,665		(101)	(6.1)
Total tractors, average for the period	2,718		2,989		(271)	(9.1)

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Adjusted Operating Ratio is not a recognized measure under GAAP. For a definition of Adjusted Operating Ratio and reconciliation of Adjusted Operating Ratio to operating ratio, see “Non-GAAP Financial Measures” below.
(3)	Miles are estimated based on information received as of the date of filing. Miles may change quarter to quarter when final information is received from each operating segment.

Revenue.  Total revenue decreased 16.2% to $1,118.5 million for the nine months ended September 30, 2020 from $1,334.0 million for the same period in 2019, primarily due to the decrease in rate per mile and miles driven, as well as, the wind down of Aveda operations. The decrease in total revenue was due primarily to decreases in company freight, owner operator freight, brokerage and fuel surcharge revenue. Company freight revenue decreased $95.5 million, or 15.4%, to $522.7 million for the nine months ended September 30, 2020 from $618.2 million for the same period in 2019. Owner operator freight revenue decreased $44.0 million, or 12.5%, to $307.1 million for the nine months ended September 30, 2020 from $351.1 million for the same period in 2019. The decreases in company freight and owner operator freight revenue were primarily a result of a 7.5% decrease in rate per mile and a 7.4% decrease in total miles driven. Brokerage revenue decreased $38.0 million, or 17.1%, to $184.8 million for the nine months ended September 30, 2020 from $222.8 million for the same period in 2019 due to a decrease in customer sales volumes. During the third quarter of 2020, the Company observed a strong sequential rebound in demand for freight across both its Flatbed and Specialized segments, as well as improving strength in freight rates. Nonetheless, overall, the Company’s results of operations and financial condition were significantly impacted by the COVID-19 pandemic in the second and third quarters. Logistics revenue decreased $10.2 million, or 26.2%, to $28.8 million for the nine months ended September 30, 2020 from $39.0 million for the same period in 2019 as a result of decreases in logistics activities. Fuel surcharge revenue, decreased $27.8 million, or 27.0%, to $75.1 million for the nine months ended September 30, 2020 from $102.9 million for the same period in 2019 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

The Company’s Specialized Solutions segment’s revenue decreased $141.1 million, or 16.8%, to $697.2 million for the nine months ended September 30, 2020 from $838.3 million for the same period in 2019,which was primarily due to the decrease in company freight, owner operator freight, brokerage and logistics revenue as well as the exit of Aveda operations. Company freight revenue decreased $80.3 million, or 17.3%, to $383.5 million for the nine months ended September 30, 2020 from $463.8 million for the same period in 2019. Owner operator freight revenue decreased to $118.7 for the nine months ended September 30, 2020 from $142.4 million for the same period in 2019. The decrease in overall freight revenue was primarily a result of a 9.8% decrease in rate per mile and a 8.0% decrease in total miles driven compared to the same period in 2019. The decrease in rate per mile ws mainly was driven by the exit of Aveda operation which historically had the highest rate per mile within the segment. Brokerage revenue decreased $14.6 million, or 9.8%, to $133.7 million for the nine months ended September 30, 2020 from $148.3 million for the same period in 2019. During the third quarter of 2020, the Company observed a strong sequential rebound in demand for freight across the segment, as well as improving strength in freight rates. Nonetheless, overall, the Company’s results of operations and financial condition were significantly impacted by the COVID-19 pandemic in the second and third quarters, which was partially offset by an increase in sales volumes in the wind energy, defense projects and high security cargo. Logistics revenue decreased 28.8% to $26.4 million from $37.1 million compared to the same period in 2019 as a result of decreases in logistics activities. Fuel surcharge revenue decreased $11.8 million, or 25.3% to $34.9 million for the nine months ended September 30, 2020 from $46.7 million for the same period in 2019 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

The Company’s Flatbed Solutions segment’s revenue decreased $75.9 million, or 14.8%, to $436.8 million for the nine months ended September 30, 2020 from $512.7 million for the same period in 2019, which was primarily due to a decrease in company freight, owner operator freight and brokerage revenue. Company freight revenue decreased $18.0 million, or 10.9%, to $147.3 million for the nine months ended September 30, 2020 from $165.3 million for the same period in 2019. Owner operator freight revenue decreased $19.6 million, or 9.2%, to $193.5 million for the nine months ended September 30, 2020 from $213.1 million for the same period in 2019. The decreases in company freight and owner operator freight was a result of a 3.1% decrease in rate per mile and a 6.9% decrease in total miles driven compared to the same period in 2019. Brokerage revenue decreased $22.1 million, or 29.6%, to $52.6 million for the nine months ended September 30, 2020 from $74.7 million for the same period in 2019. During the third quarter of 2020, the Company observed a strong sequential rebound in demand for freight across the segments, as well as improving strength in freight rates. Nonetheless, overall, the Company’s results of operations and financial condition were significantly impacted by the COVID-19 pandemic in the second and third quarters, which negatively impacted the steel and construction industries that the Company served. Fuel surcharge revenue decreased $16.4 million, or 28.5%, to $41.2 million for the nine months ended September 30, 2020 from $57.6 million for the same period in 2019 due to a decrease in loaded miles and the decrease in the price of diesel fuel.

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

Salaries, wages and employee benefits expense decreased 17.7% to $305.6 million for the nine months ended September 30, 2020 from $371.1 million for the same period in 2019. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to Project Pivot and Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the nine months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment had a $48.2 million, or 19.6%, decrease in salaries, wages and employee benefits expense for the nine months ended September 30, 2020 compared to the same period in 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), for the nine months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment had a $10.4 million, or 10.0%, decrease in salaries, wages and employee benefits expense for the nine months ended September 30, 2020 compared to the same period in 2019, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the quarter to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), for the nine months ended September 30, 2020 was generally consistent with the same period in 2019.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense decreased $38.2 million, or 36.3%, to $67.1 million for the nine months ended September 30, 2020 from $105.3 million for the same period in 2019. This decrease was primarily due to a 15.6% decrease in average diesel prices period over period. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.579 for the nine months ended September 30, 2020, compared to $3.055 for the same period in 2019. Total Company miles driven decreased 8.8% for the nine months ended September 30, 2020 as compared to the same period in 2019.

The Company’s Specialized Solutions segment’s fuel expense decreased 36.6% to $42.8 million for the nine months ended September 30, 2020 from $67.5 million for the same period in 2019, primarily as a result of a decrease in average diesel price and a decrease of 8.6% in Company miles driven for the nine months ended September 30, 2020 as compared to the same period in 2019.

The Company’s Flatbed Solutions segment’s fuel expense decreased 35.4% to $24.4 million for the nine months ended September 30, 2020 from $37.8 million for the same period in 2019, primarily as a result of a decrease in average diesel price and a decrease of 9.2% in Company miles driven for the nine months ended September 30, 2020 as compared to the same period in 2019.

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

Operations and maintenance expense decreased 17.2% to $136.4 million for the nine months ended September 30, 2020 from $164.7 million for the same period in 2019 due to a decrease of $13.2 million in maintenance costs such as repairs, washes and tires, $4.3 in lease costs, and $9.2 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the three months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $19.4 million, or 15.7%, for the nine months ended September 30, 2020 as compared to same period in 2019 as a result of a decrease of $7.9 million in maintenance costs such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $5.0 million in lease costs and a decrease of $5.5 million in other operations expenses. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), for the nine months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment’s operations and maintenance expense decreased $8.5 million, or 21.0%, for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily as a result of a decrease of $5.3 million in maintenance expense such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet and a decrease of $3.9 million in other operations expenses. Operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), for the nine months ended September 30, 2020 was generally consistent with the same period in 2019.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased $84.2 million or 18.4% to $374.3 million during the nine months ended September 30, 2020 from $458.5 million during the same period in 2019. Purchased freight expense from owner-operators decreased 9.3% to $248.3 million during the nine months ended September 30, 2020 from $273.8 million during the same period in 2019 as a result of a 5.1% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 31.8% 2019 to $126.0 million during the nine months ended September 30, 2020 from $184.6 million during the same period in 2019, as a result of lower rates and decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of consolidated revenue, for the nine months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 18.8% to $193.2 million during the nine months ended September 30, 2020 from $237.8 million during the same period in 2019. Purchased freight expense from owner-operators decreased 10.9% to $85.5 million during the nine months ended September 30, 2020 from $95.9 million during the same period in 2019, as a result of a 27.0% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 24.1% to $107.7 million during the nine months ended September 30, 2020 from $141.9 million during the same period in 2019, as a result of a decrease in utilization of third-party capacity providers. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the nine months ended September 30, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 17.2% to $197.0 million for the nine months ended September 30, 2020 from $237.8 million for the same period in 2019. Purchased freight expense from owner-operators decreased 8.5% to $162.9 million for the nine months ended September 30, 2020 from $177.9 million for same period in 2019, as a result of a 7.2% decrease in owner operators’ miles driven. Purchased freight expense from third-party capacity providers decreased 43.0% to $34.1 million during the nine months ended September 30, 2020 from $59.8 million during the same period in 2019, primarily as a result of decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the nine months ended September 30, 2020 was generally consistent with the same period in 2019.

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

Depreciation and amortization expense decreased $48.1 million, or 40.3%, to $71.4 million during the nine months ended September 30, 2020 from $119.5 million during the same period in 2019 as a result of a 10.5% decrease in average tractor count in the Company’s fleet and further reduced by the impact of $97.6 million of impairments recorded in the third quarter of 2019.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $33.5 million, or 43.8%, for the nine months ended September 30, 2020 as compared to the same period in 2019 as a result of a 9.2% decrease in average tractor count in the segment’s fleet and further reduced by the impact of $58.6 million of impairments recorded in the third quarter of 2019.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $14.8 million, or 34.7%, for the nine months ended September 30, 2020 as compared to the same period in 2019 as a result of a 12.8% decrease in average tractor count in the segment’s fleet and further reduced by the impact of a $39.0 million of impairments recorded in the third quarter of 2019.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $2.3 million for the nine months ended September 30, 2020 as compared to the same period in 2019. Operating taxes and license expense, as a percentage of revenue, was generally consistent with the same period in 2019.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 23.1% to $46.9 million during the nine months ended September 30, 2020 from $38.1 million during the same period in 2019 due to increases in insurance claims and premiums. Insurance and claims, as a percentage of revenue, for the nine months ended September 30, 2020 increased 1.3% compared to the same period in 2019.

Impairment.  Impairment expense was $13.4 million during the nine months ended September 30, 2020 related to Aveda’s intangible assets, property and equipment and right-of-use assets. Impairment expense of $306.8 million were recognized in the nine months ended September 30, 2019 related to goodwill, intangible assets, property and equipment and right-of-use assets recognized under ASC 842. Impairment expense for the nine months ended September 30, 2019 for the Specialized Solutions segment was $193.6 million and for the Flatbed Solutions segment was $113.2 million.

Restructuring Costs. Restructuring costs was $8.6 million for the nine months ended September 30, 2020, which related to Phase I of Project Synchronize, which was completed in the first quarter of 2020, Phase II of Project Synchronize and the closure of certain Aveda terminals. Restructuring costs was $6.9 million during the nine months ended September 30, 2019, which was related to Project Synchronize and Project Pivot. Restructuring costs for the nine months ended September 30, 2019 for the Specialized Solutions segment was $3.5 million, for the Flatbed Solutions segment was $0.9 million and for the corporate office was $2.5 million.

Operating Income (Loss).  Operating income was $32.2 million, or 2.9% of revenue, for the nine months ended September 30, 2020 compared to operating loss $311.2 million, or 23.3% of revenue, for the same period in 2019, primarily as a result of controlling expenses to navigate through the pandemic and the Company’s integration and restructuring of some of its operating segments during 2020 and a result of impairment and restructuring charges in 2019.

The Company’s Specialized Solutions segment’s operating income was $39.1 million, or 5.6% of revenue, for the nine months ended September 30, 2020 compared to operating loss of $168.8 million, or 20.1% of revenue, for the same period in 2019, primarily as a result of controlling expenses to navigate through the pandemic during 2020 and a result of impairment and restructuring charges in 2019. The change in operating income as a percent of revenue is primarily a result of a decrease in salaries, wages and employee benefits, fuel expense, maintenance expense, purchase freight and depreciation and amortization.

The Company’s Flatbed Solutions segment’s operating income was $28.6 million, or 6.5% of revenue, for the nine months ended September 30, 2020 compared to operating loss $98.5 million, or 19.2% of revenue, for the same period in 2019, the increase primarily as a result of controlling expenses to navigate through the pandemic during 2020 and a result of impairment and restructuring charges in 2019.

Interest Expense. Interest expense consists of cash interest, amortization of debt issuance costs, fees and prepayment penalties. Interest expense decreased 10.7% to $34.1 million during the nine months ended September 30, 2020 from $38.2 million during the same period in 2019. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan and finance lease outstanding balances.

Income Tax. Income tax expense was $0.2 million for the nine months ended September 30, 2020 compared to income tax benefit of $60.4 million for the same period in 2019. The effective tax rate was (22.2%) for the nine months ended September 30, 2020, compared to 17.3% for the same period in 2019. The effective income tax rate varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and transaction expenses.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Adjusted Operating Expenses, Adjusted Operating Income (Loss), Adjusted Operating Ratio and Adjusted Net Income (Loss)

Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Adjusted Operating Expenses, Adjusted Operating Income (Loss), Adjusted Operating Ratio and Adjusted Net Income (Loss) are not recognized measures under GAAP. The Company uses these non-GAAP measures as supplements to its GAAP results in evaluating certain aspects of its business, as described below.

Adjusted EBITDA and Adjusted EBITDA Margin

The Company defines Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, and other fees and charges associated with financings, net of interest income, (iii) income taxes, (iv) acquisition-related transaction expenses (including due diligence costs, legal, accounting and other advisory fees and costs, retention and severance payments and financing fees and expenses), (v) business transformation costs, (vi) non-cash impairment, (vii) restructuring charges, (viii) stock compensation expense and (ix) impaired lease termination. The Company defines Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue.

The Company’s board of directors and executive management team use Adjusted EBITDA and Adjusted EBITDA Margin as a key measure of its performance and for business planning. Adjusted EBITDA and Adjusted EBITDA Margin assists them in comparing its operating performance over various reporting periods on a consistent basis because it removes from the Company’s operating results the impact of items that, in their opinion, do not reflect the Company’s core operating performance. Adjusted EBITDA and Adjusted EBITDA Margin also allows the Company to more effectively evaluate its operating performance by allowing it to compare the results of operations against its peers without regard to its or its peers’ financing method or capital structure. The Company’s method of computing Adjusted EBITDA and Adjusted EBITDA Margin is substantially consistent with that used in its debt covenants and also is routinely reviewed by its management for that purpose.

The Company believes its presentation of Adjusted EBITDA and Adjusted EBITDA Margin is useful because it provides investors and industry analysts the same information that the Company uses internally for purposes of assessing its core operating performance. However, Adjusted EBITDA and Adjusted EBITDA Margin is not a substitute for, or more meaningful than, net income (loss), cash flows from operating activities, operating income or any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as Adjusted EBITDA and Adjusted EBITDA Margin. Certain items excluded from Adjusted EBITDA and Adjusted EBITDA Margin are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital, tax structure and the historic costs of depreciable assets. Also, other companies in its industry may define Adjusted EBITDA differently than the Company does, and as a result, it may be difficult to use Adjusted EBITDA and Adjusted EBITDA Margin or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to its performance. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a measure of the income generated by the Company’s business or discretionary cash available to it to invest in the growth of its business. The Company’s management compensates for these limitations by relying primarily on the Company’s GAAP results and using Adjusted EBITDA and Adjusted EBITDA Margin supplementally.  A reconciliation of Adjusted EBITDA to net income (loss) and and Adjusted EBITDA Margin to net income (loss) margin for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019

Net income (loss)	$15.7	$(273.3)	$(1.1)	$(289.0)
Depreciation and amortization	22.3	38.3	71.4	119.5
Interest income	(0.1)	(0.3)	(0.5)	(0.7)
Interest expense	11.1	12.8	34.1	38.2
Write-off of deferred financing fees	—	2.0	—	2.0
Income tax expense (benefit)	2.0	(57.8)	0.2	(60.4)
Business transformation costs	1.6	6.8	7.7	6.8
Impairment	—	306.8	13.4	306.8
Impaired lease termination	(2.4)	—	(2.4)	—
Restructuring	5.1	6.9	8.6	6.9
Stock based compensation	2.3	1.0	4.9	2.9
Adjusted EBITDA	$57.6	$43.2	$136.3	$133.0
Total revenue	$375.8	$450.4	$1,118.5	$1,334.0
Net income (loss) margin	4.2%	(60.7%)	(0.1%)	(21.7%)
Adjusted EBITDA Margin	15.3%	9.6%	12.2%	10.0%

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

A reconciliation of Free Cash Flow to cash flows from operating activities for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Net cash provided by operating activities	$39.5	$34.5	$122.4	$89.4
Purchases of property and equipment	(3.1)	(5.3)	(18.0)	(17.4)
Proceeds from sale of property and equipment	15.6	7.3	52.0	23.8
Free Cash Flow	$52.0	$36.5	$156.4	$95.8

Adjusted Operating Expenses, Adjusted Operating Income (Loss) and Adjusted Operating Ratio

The Company uses Adjusted Operating Expenses, Adjusted Operating Income (Loss) and Adjusted Operating Ratio as a supplement to its GAAP results in evaluating certain aspects of its business, as described below. The Company defines Adjusted Operating Expenses as (a) total operating expenses (i) less, acquisition-related transaction expenses, non-cash impairment charges, unusual or non-regularly recurring expenses or recoveries, (ii) less, business transformation costs, (iii) adjusted for impaired lease termination and (iv) further adjusted for the net impact of the step-up in basis (such as increased depreciation and amortization expense) and amortization of identifiable intangible assets resulting from acquisitions.  The Company defines Adjusted Operating Income (Loss) as (a) total revenue less (b) Adjusted Operating Expenses.  The Company defines Adjusted Operating Ratio as (a) Adjusted Operating Expenses, as a percentage of (b) total revenue.

The Company’s board of directors and executive management team view Adjusted Operating Expenses, Adjusted Operating Income (Loss) and Operating Ratio, and its key drivers of revenue quality, growth, expense control and operating efficiency, as a very important measure of the Company’s performance. The Company believes excluding acquisition-related transaction expenses, additional depreciation and amortization expenses as a result of acquisitions, unusual or non-regularly recurring expenses or recoveries and non-cash impairment enhances the comparability of its performance between periods.

The Company believes its presentation of Adjusted Operating Expenses and Adjusted Operating Income (Loss) and Adjusted Operating Ratio is useful because it provides investors and industry analysts the same information that it uses internally for purposes of assessing its core operating profitability. However, Adjusted Operating Expenses and Adjusted Operating Income (Loss) and Adjusted Operating Ratio is not a substitute for, or more meaningful than, operating expenses, operating income (Loss), operating ratio, operating margin or any other measure derived solely from GAAP measures, and there are limitations to using non-GAAP measures such as Adjusted Operating Expenses, Adjusted Operating Income (Loss) or Adjusted Operating Ratio. Although the Company believes that Adjusted Operating Expenses, Adjusted Operating Income (Loss) and Adjusted Operating Ratio can make an evaluation of its operating performance more accurately because it removes items that, in its opinion, do not reflect its core operations, other companies in its industry may define adjusted operating ratio differently than it does. As a result, it may be difficult to use Adjusted Operating Expenses, Adjusted Operating Income (Loss) and Adjusted Operating Ratio or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to the Company’s performance. The Company’s management compensates for these limitations by relying primarily on GAAP measures and using Adjusted Operating Expenses, Adjusted Operating Income (Loss) and  Adjusted Operating Ratio supplementally.

A reconciliation of Adjusted Operating Expenses, Adjusted Operating Income (Loss) to Operating Income (Loss) and Adjusted Operating Ratio to operating ratio for each of the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019

Revenue	$375.8	$450.4	$1,118.5	$1,334.0
Salaries, wages and employee benefits	95.8	127.7	305.6	371.1
Fuel	20.2	34.1	67.1	105.3
Operations and maintenance	45.5	56.8	136.4	164.7
Purchased freight	127.9	155.5	374.3	458.5
Depreciation and amortization	22.3	38.3	71.4	119.5
Impairment	—	306.8	13.4	306.8
Restructuring	5.1	6.9	8.6	6.9
Other operating expenses	30.9	40.9	109.5	112.4
Operating expenses	347.7	767.0	1,086.3	1,645.2
Operating income (loss)	28.1	(316.6)	32.2	(311.2)
Operating ratio	92.5%	170.3%	97.1%	123.3%
Business transformation costs	1.6	6.8	7.7	6.8
Impairment	—	306.8	13.4	306.8
Restructuring	5.1	6.9	8.6	6.9
Amortization of intangible assets	1.9	4.2	5.5	12.4
Impaired lease termination	(2.4)	—	(2.4)	—
Net impact of step-up in basis of acquired assets	—	5.5	—	18.2
Adjusted operating expenses	341.5	436.8	1,053.5	1,294.1
Adjusted operating income	$34.3	$13.6	$65.0	$39.9
Adjusted operating ratio	90.9%	97.0%	94.2%	97.0%

A reconciliation of the Company’s Specialized Solutions segment’s Adjusted Operating Expenses, Adjusted Operating Income (Loss) to Operating Income (Loss) and Adjusted Operating Ratio to operating ratio for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019

Revenue(1)	$235.2	$288.0	$697.2	$838.3
Salaries, wages and employee benefits	60.3	82.6	198.2	246.4
Fuel	13.0	21.7	42.8	67.5
Operations and maintenance	34.4	43.3	104.2	123.6
Purchased freight	64.6	85.2	193.2	237.8
Depreciation and amortization	12.8	23.8	42.9	76.4
Impairment	—	193.6	13.4	193.6
Restructuring	4.9	3.5	8.3	3.5
Other operating expenses	14.1	21.9	55.1	58.3
Operating expenses	204.1	475.6	658.1	1,007.1
Operating income (loss)	31.1	(187.6)	39.1	(168.8)
Operating ratio	86.8%	165.1%	94.4%	120.1%
Business transformation costs	0.1	0.7	2.1	0.7
Impairment	—	193.6	13.4	193.6
Restructuring	4.9	3.5	8.3	3.5
Amortization of intangible assets	1.0	2.7	3.0	7.9
Impaired lease termination	(2.4)	—	(2.4)	—
Net impact of step-up in basis of acquired assets	—	4.8	—	16.6
Adjusted operating expenses	200.5	270.3	633.7	784.8
Adjusted operating income	$34.7	$17.7	$63.5	$53.5
Adjusted operating ratio	85.2%	93.9%	90.9%	93.6%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

A reconciliation of the Company’s Flatbed Solutions segment’s Adjusted Operating Expenses, Adjusted Operating Income (Loss) to Operating Income (Loss) and Adjusted Operating Ratio to operating ratio for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019

Revenue(1)	$144.5	$169.8	$436.8	$512.7
Salaries, wages and employee benefits	29.9	35.0	94.0	104.4
Fuel	7.2	12.5	24.4	37.8
Operations and maintenance	11.0	13.2	32.0	40.5
Purchased freight	67.3	77.8	197.0	237.8
Depreciation and amortization	9.3	14.2	27.8	42.6
Impairment	—	113.2	—	113.2
Restructuring	0.2	0.9	0.3	0.9
Other operating expenses	10.3	10.9	32.7	34.0
Operating expenses	135.2	277.7	408.2	611.2
Operating income (loss)	9.3	(107.9)	28.6	(98.5)
Operating ratio	93.6%	163.5%	93.5%	119.2%
Business transformation costs	—	0.1	0.1	0.1
Impairment	—	113.2	—	113.2
Restructuring	0.2	0.9	0.3	0.9
Amortization of intangible assets	0.9	1.5	2.5	4.5
Net impact of step-up in basis of acquired assets	—	0.7	—	1.6
Adjusted operating expenses	134.1	161.3	405.3	490.9
Adjusted operating income	$10.4	$8.5	$31.5	$21.8
Adjusted operating ratio	92.8%	95.0%	92.8%	95.7%

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

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

A reconciliation of Adjusted Net Income to net income (loss) for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019

Net income (loss)	$15.7	$(273.3)	$(1.1)	$(289.0)
Business transformation costs	1.6	6.8	7.7	6.8
Impairment	—	306.8	13.4	306.8
Restructuring	5.1	6.9	8.6	6.9
Amortization of intangible assets	1.9	4.2	5.5	12.4
Impaired lease termination	(2.4)	—	(2.4)	—
Net impact of step-up in basis of acquired assets	—	5.5	—	18.2
Tax impact of impairments	—	(52.2)	(2.7)	(52.2)
Adjusted net income	$21.9	$4.7	$29.0	$9.9

Liquidity and Capital Resources

The Company had the following sources of liquidity available at September 30, 2020 and December 31, 2019.

(Dollars in millions)	September 30, 2020	December 31, 2019

Cash	$189.8	$95.7
Working capital surplus	25.0	71.0
Availability under line of credit	82.4	86.8
Total	$297.2	$253.5

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. Cash increased by $94.1 million at September 30, 2020 as compared to December 31, 2019. This increase primarily resulted from net cash provided by operating activities. See below for more information. As of September 30, 2020, the Company had a debit balance of $0.8 million which is included in cash and cash equivalents, $16.2 million in outstanding letters of credit (discussed below), leaving $82.4 million available under the ABL Facility.

As of September 30, 2020 and December 31, 2019, the Company had a working capital surplus of $25.0 million and $71.0 million, respectively. The decrease in working capital surplus is due primarily to a decrease in accounts receivable of $25.3 million, an increase in assets held for sale of $0.4 million, an increase in prepaid and other current assets of $2.2 million and an increase in accounts payable and accrued liabilities of $20.2 million.

The Company has from time to time considered the possibility of a private offering of securities, which would not be registered under the Securities Act of 1933, as amended (the Securities Act), and which would be offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The proceeds of such an offering may be used for general corporate purposes, including the repayment of all or a portion of the Company’s term loan credit facility, repayment of outstanding balances, if any, on the ABL facility and to support the Company’s strategic initiatives. Also, in connection with such offering, the Company’s credit facilities may be amended or refinanced. There can be no assurance that the Company will conduct or complete such an offering on favorable terms, or at all. The Company may also from time to time seek to retire, repay or repurchase its outstanding debt or equity securities through cash purchases in the open market or privately negotiated transactions, depending on the Company’s actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors. The amounts involved in any such transactions may be material.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. The Company also uses, or has historically used, large amounts of cash and credit for the following activities:

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business.  Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and or growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash capital receipts of approximately $34.0 million and financed $45.4 million of non-cash capital expenditures for the nine months ended September 30, 2020. The Company had the following capital assets activity in 2020 and 2019:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019

Net cash capital receipts	$(34.0)	$(6.4)
Total financed capital expenditures	45.4	65.6
Property and equipment sold for notes receivable	(0.3)	(0.4)
Total net capital assets additions	$11.1	$58.8

The decrease in total net capital assets additions is due to timing of the Company’s replacement cycle for revenue equipment, the exit of Aveda operation and effort to right size the Company’s fleet.

Additionally, the Company entered into operating leases for revenue equipment with terms of 2 to 5 years and real property with terms of 3 to 15 years having asset values at lease inception of $39.4 million and $14.1 million, respectively, for the nine months ended September 30, 2020.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of September 30, 2020, the Company had (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility (ABL Facility) with an aggregate maximum credit amount equal to $100.0 million (subject to availability under a borrowing base), under which the Company has a debit balance of $0.8 million (which is included in cash and cash equivalents) and $16.2 million of letters of credit (discussed below). See Note 9 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility.

The Company had $171.7 million of term loans and $29.8 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months. Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

The Company believes it can finance its expected cash needs, including debt repayment, in the short-term with cash flows from operations and borrowings available under the ABL Facility. The Company expects that the ABL Facility will provide sufficient credit availability to support its ongoing operations, fund debt service requirements, capital expenditures, and working capital needs. Over the long-term, the Company will continue to have significant capital requirements, and expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of these funding requirements, the Company may need to sell additional equity or debt securities or seek additional financing through additional borrowings, lease financing or equity capital, though it is not likely that the Company will issue any common stock in the near term. The availability of financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing or equity capital is not available at the time it needs to incur such expenditures, the Company may be required to extend the maturity of then outstanding indebtedness, rely on alternative financing arrangements or engage in asset sales.

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

Debt excluding financing fees

Overview

As of September 30, 2020, the Company had the following debt excluding financing fees:

●	the Term Loan Facility and the ABL Facility;
●	secured equipment loans and finance lease agreements; and
●	bank mortgage secured by real estate.

The amounts outstanding under such agreements were as follows as of September 30, 2020 (in millions):

Term Loan Facility	$484.8
Mortgages	2.4
Equipment term loans	171.7
Finance lease obligations	29.8
Total long-term debt and capital leases	688.7
Less: current portion	(55.4)
Long-term debt and finance leases obligations, less current portion	$633.3

See Note 2 and Note 9 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s debt and finance lease obligations, respectively.

Off-Balance Sheet Arrangements

Information about the Company’s standby letters of credit and 17,520,328 shares of common stock issuable upon exercise of outstanding warrants is included in Note 14 and Note 11, respectively, of the Notes to Consolidated Financial Statements included herein. See also Liquidity and Capital Resources above.

Cash Flows

The Company’s summary statements of cash flows information for the nine months ended September 30, 2020 and 2019 is set forth in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019

Net cash provided by operating activities	$122.4	$89.4
Net cash provided by investing activities	$34.0	$6.4
Net cash used in financing activities	$(62.7)	$(61.9)

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

Cash provided by operating activities was $122.4 million during the nine months ended September 30, 2020 and consisted of $1.1 million of net loss plus $90.6 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense, impairment and stock-based compensation, plus $32.9 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the nine months ended September 30, 2020 reflect a decrease of $23.8 million in accounts receivable and an increase of $23.8 million in accrued expenses and other liabilities; offset by a $8.9 million increase in prepaid and other current assets, $0.7 million increase in drivers’ advances and other receivables and $5.1 decrease in accounts payable. Cash provided by operating activities was $89.4 million during the nine months ended September 30, 2019 and consisted of $289.0 million of net loss plus $400.4 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense, write-off of deferred financing fees, impairment, restructuring costs and stock-based compensation, less $22.0 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the nine months ended September 30, 2019 reflect increases of $23.5 million in accounts receivable, $2.4 million in drivers’ advances and other receivables and $2.3 million in prepaid and other current assets, offset by a $1.8 million increase in accounts payable and $4.4 million increase in accrued expenses and other liabilities.

The $33.0 million increase in cash provided by operating activities during the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019, was the result of an $287.9 million decrease in net loss, reduced by decreases of $41.2 million in depreciation, $6.9 million in amortization of intangible assets, $19.5 million in non-cash operating lease expense, $2.0 million in write-off of deferred financing fees, $1.5 million in bad debt expense, $1.8 million increase in gain on disposition of property and equipment, $293.4 million in impairment, $6.9 million in restructuring charges, increased by $60.6 million in deferred taxes, $2.0 million in stock-based compensation expense and $0.8 million in amortization of intangible assets. Net cash provided by working capital increased $54.9 million.

Investing Activities. Cash flows from investing activities increased from $6.4 million provided by investing activities for the nine months ended September 30, 2019 to $34.0 million provided by investing activities for the nine months ended September 30, 2020 reflecting an increase of $0.6 million in cash equipment purchases and an increase of $28.2 million in cash receipts from sales of revenue equipment for the nine months ended September 30, 2020.

Total net cash capital expenditures (receipts) for the three and nine months ended September 30, 2020 and 2019 are shown below:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019

Revenue equipment (tractors, trailers and trailer accessories)	$16.4	$13.0
Buildings and building improvements	0.9	1.5
Other	0.7	2.9
Total cash capital expenditures	18.0	17.4
Less: Proceeds from sales of property and equipment	52.0	23.8
Net cash capital expenditures (receipts)	$(34.0)	$(6.4)

Financing Activities. Cash flows from financing activities increased from $61.9 million used in financing activities for the nine months ended September 30, 2019 to $62.7 million used in financing activities for the nine months ended September 30, 2020. This increase was primarily a result of net debt payments of $0.8 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded, as of the end of the period, our disclosure controls and procedures were not effective as of September 30, 2020 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although the Company believes that it has robust information security procedures and other safeguards in place, as cyber threats continue to evolve, it may be required to expend additional resources to continue to enhance its information security measures and investigate and remediate any information security vulnerabilities. Even with such measures, the Company’s information technology and infrastructure are subject to attacks or misappropriation by hackers and may be, and have in the past been, breached due to inadequacy or ineffectiveness of the protective measures undertaken, employee errors or omissions, malfeasance or other disruptions. In the third quarter of 2020, one of the Company’s operating companies experienced a ransomware attack. Upon discovering that an unauthorized third party attempted to gain access to select servers, the Company took immediate action to stop the attack and remediate the systems. The Company also promptly launched an internal investigation with the assistance of third-party cybersecurity partners to determine the scope of the incident and any potential impacts. This cyber incident did not result in any disruptions in the operations of such operating company or of the Company or its other subsidiaries nor was there a material financial impact or ransom paid as a result of this cyber incident. In the future, however, another externally caused information security incident, such as a cyber-attack, a phishing scam, virus, ransomware attack or denial-of-service attack, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. In addition, the Company’s third-party vendors and other intermediaries with which it conducts business and transmit data could be subject to a successful cyber-attack or other information security event, and the Company cannot ensure that such third parties have all appropriate controls in place to protect the confidentiality of information in the custody of those third parties.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2	Charter Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

3.3	By-Laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 25, 2018).

3.4	First Amendment to the By-Laws of Daseke, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on August 18, 2020).

3.5

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

Date: November 4, 2020	DASEKE, INC.

	By:	/s/ Jason Bates
	Name:	Jason Bates
	Title:	Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial
Officer)