Form 10-K
period 2020-12-31
Daseke, Inc.
filed 2021-02-26
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

 Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3913221 (IRS Employer Identification No.)
15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

————————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻        No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ◻        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Capital Market as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $180.0 million.

65,028,830 shares of common stock were outstanding as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

DASEKE, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Overview

On February 27, 2017, Hennessy Capital Acquisition Corp. II (Hennessy), a special purpose acquisition corporation, consummated the merger of Hennessy’s wholly-owned subsidiary with and into Daseke, Inc. (Daseke, the Company, we, us or our), with Daseke, Inc. surviving as a direct wholly-owned subsidiary of Hennessy (the Business Combination). Upon consummation of the Business Combination, Daseke, Inc. changed its name to Daseke Companies, Inc. and Hennessy changed its name to Daseke, Inc.

Daseke is a leading provider and consolidator of transportation and logistics solutions focused exclusively on flatbed and specialized (open-deck) freight in North America. The Company is the largest flatbed and specialized logistics carrier1 in North America. The Company’s predecessor was incorporated in Delaware in 2008.

The Company believes it provides one of the most comprehensive transportation and logistics solutions offerings in the open-deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 6,700 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment. The Flatbed Solutions segment generated approximately 40% of total revenue in 2020, and the Specialized Solutions segment generated approximately 60% of total revenue in 2020. As of December 31, 2020, the Flatbed Solutions segment operated 2,591 tractors and 4,255 trailers, and the Specialized Solutions segment operated 2,461 tractors and 7,324 trailers. In 2020, Daseke’s company and owner-operator drivers drove 442.8 million miles.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. In 2020, approximately 50% of the Company’s freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 50% was derived from asset-light services.

1. Commercial Carrier Journal Top 250, 2020 Rank (Flatbed/Specialized/Heavy Haul).

Recent Developments

During the first quarter of 2020, the Company announced a plan to integrate three operating segments with three other operating segments, to further streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies.  This plan was initially expected to be significantly completed by June 30, 2020, however, due to uncertainties and changes in focus caused by the COVID-19 pandemic, the Company delayed and reevaluated the plan and reduced the planned number of integrations from three to two operating segments.  As of December 31, 2020, one of these integrations had been completed, and the Company expects to complete the remaining integration in late 2021.  Upon completion, the Company’s operating segments will be reduced from eleven to ten.

In March 2020, the Company’s board of directors approved a plan for the sale of certain Aveda terminals located in Texas and Oklahoma. The divestiture was completed during 2020, and the Company’s exposure to the oil and gas end market decreased significantly.

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

Customers

The Company’s customers, many of whom are Fortune 500 companies, rely on it to transport mission-critical loads, making it an integral part of their supply chains. As of December 31, 2020, the Company has approximately 6,700 customers. The Company’s ability to dependably transport high-value, complex and time-sensitive loads as well as provide the value-added logistics services required to plan, transport and deliver loads has resulted in longstanding and established customer relationships. In 2020 and 2019, customer relationships with our top ten customers, based on revenue, span more than 20 years on average at the Company’s operating divisions.

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

In 2020, the Company’s Flatbed Solutions segment provided transportation and logistics solutions to approximately 2,900 customers, and the Company’s Specialized Solutions segment provided unique, value-added transportation and logistics solutions to approximately 3,800 customers. See Note 16 of the Company’s audited consolidated financial statements included elsewhere in this Form 10-K for information on its two reportable segments.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on its business. In 2020 and 2019, the Company’s top ten customers accounted for approximately 31% and 28%, respectively, of its revenue; in 2020, one customer represented approximately 10.4% and in 2019, no single customer represented more than 6%, of the Company’s revenue.

Revenue Equipment

As of December 31, 2020, the Company operated 2,953 company-owned tractors and also had under contract 2,099 tractors owned and operated by independent contractors. The Company also operated 11,579 trailers as of December 31, 2020. Growth of its tractor and trailer fleet is determined by market conditions and its experience and expectations regarding equipment utilization and driver recruitment and retention. In acquiring revenue equipment (tractors, trailers and trailer accessories), the Company considers a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort and resale value. The Company maintains strong relationships with its equipment vendors and the financial flexibility to react as market conditions dictate.

Human Capital

The success and growth of our business is driven by our employees. Our key human capital objectives are to attract, retain, and incentivize talented and experienced existing and future employees to manage and support our operations. We provide our employees compensation and benefit packages, which we believe are competitive within our industry as well as the local markets in which we operate. We understand that providing employees with the resources and support they need to live a healthy life is critical for sustaining a workplace of choice, and our compensation and benefit packages include access for our employees and their families to flexible and convenient health and wellness programs that support their physical, mental, and financial health by providing tools and resources to help them improve or maintain their health.

As of December 31, 2020, the Company had 4,304 employees, which included 2,727 drivers. The Company is not a party to any collective bargaining agreements.

The Company also contracts with owner-operator drivers to provide and operate tractors, which provide additional revenue equipment capacity. Independent contractors own or lease their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and highway use taxes. As of December 31, 2020, the Company had 2,370 independent contractors, who accounted for approximately 43% of total miles in 2020.

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

The primary safety-related risks associated with the Company’s business include damage to cargo hauled, physical damage to company equipment, damage to buildings and personal property, third-party personal injury and property damage and workers’ compensation. The Company regularly reviews insurance limits and retentions. The Company’s historic and current retention, in the majority of instances, is $0.5 million. In addition, the Company has secured excess liability coverage of up to $50.0 million per occurrence.

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

To help offset increases in fuel prices, the Company utilizes a fuel surcharge program designed to compensate the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers. In addition to its fuel surcharge program, the Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures. The Company does not currently use derivatives as a hedge against higher fuel costs.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. The Company’s productivity decreases during the winter season because inclement weather impedes operations and end-user activity, and some shippers reduce their shipments during winter. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather, creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may increase in frequency or intensity due to climate change.

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

The DOT, through the Federal Motor Carrier Safety Administration (FMCSA), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the 2011 Rule), requiring drivers to take 30-minute breaks after eight hours of consecutive driving and reducing the total number of hours a driver is permitted to work during each week from 82 to 70 hours. The 2011 Rule provided that a driver may restart calculation of the weekly time limits after taking 34 or more consecutive hours off duty, including two rest periods between 1:00 a.m. and 5:00 a.m.; these restrictions are referred to as the 2011 Restart Restrictions. These 2011 rule changes, including the 2011 Restart Restrictions, became effective on July 1, 2013. However, in December, 2014, Congress passed the 2015 Omnibus Appropriations bill, which was signed into law on December 16, 2014. Among other things, the legislation provided relief from the 2011 Restart Restrictions, reverting requirements back to those in effect before the 2011 Rule became effective, including the more straight forward 34-hour restart period, without need for two rest periods between 1:00 a.m. and 5:00 a.m.. In December, 2014, the FMCSA published a Notice of Suspension summarizing this suspension of enforcement of the 2011 Restart Restrictions. In June 2020, FMCSA again revised its Hours-of-Service Rule, which provided flexibility by requiring drivers to take 30-minute breaks after eight hours of consecutive driving time without at least a 30-minute interruption. The requirement can be satisfied by any non-driving period of 30 consecutive minutes.

The FMCSA has adopted a data-driven Compliance, Safety and Accountability (the CSA) program as its safety enforcement and compliance model. The CSA program holds motor carries and drivers accountable for their role in safety by evaluating and ranking fleets and individual drivers on certain safety-related standards. The CSA program affects drivers because their safety performance and compliance impact their safety records and, while working for a carrier, will impact their carrier’s safety record. The methodology for determining a carrier’s DOT safety rating relies upon implementation of Behavioral Analysis and Safety Improvement Categories (BASIC) applicable to the on-road safety performance of the carrier’s drivers and certain of those rating results are provided on the FMCSA’s Carrier Safety Measurement System website. As a result, certain current and potential drivers may no longer be eligible to drive for the Company, the Company’s fleet could be ranked poorly as compared to its peer firms, and the Company’s safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruiting and retention by causing high-

quality drivers to seek employment (in the case of company drivers) or contracts (in the case of owner-operator drivers) with other carriers, or could cause the Company’s customers to direct their business away from the Company and to carriers with better fleet safety rankings, either of which would adversely affect the Company’s results of operations and productivity. Additionally, the Company may incur greater than expected expenses in its attempts to improve its scores as a result of such poor rankings. Those carriers and drivers identified under the CSA program as exhibiting poor BASIC scores are prioritized for interventions, such as warning letters and roadside investigations, either of which may adversely affect the Company’s results of operations. To promote improvement in all CSA categories, including those both over and under the established scoring threshold, the Company has procedures in place to address areas where it has exceeded the thresholds and the Company continually reviews all safety-related policies, programs and procedures for their effectiveness and revises them, as necessary, to establish positive improvement. However, the Company cannot assure you these measures will be effective.

The methodology used to determine a carrier’s safety rating could be changed by the FMCSA and, as a result, the Company’s acceptable safety rating could be impaired. In particular, the FMCSA continues to utilize the three safety fitness rating scale—“satisfactory,” “conditional,” and “unsatisfactory”—to assess the safety fitness of motor carriers and the Company currently has a “satisfactory” FMCSA rating on 100% of its fleet. However, pursuant to a 2015 federal statutory mandate, the FMCSA commissioned the National Academy of Sciences (NAS) to conduct a study and report upon the CSA program and its underlying Safety Measurement System (SMS), which is the FMCSA’s process for identifying patterns of non-compliance and issuing safety-fitness determinations for motor carriers. In June 2017, the NAS published a report on the subject providing specific recommendations and concluding, among other things, that the FMCSA should explore a more formal statistical model to replace the current SMS process. In June 2018, the FMCSA posted its response to the NAS study in a report to Congress, concluding, among other things, that it would develop and test a new model, the Item Response Theory (IRT), which would replace the SMS process currently used. The FMCSA has completed small scale testing of the IRT model and is evaluating next steps to roll out the program. The FMCSA’s June 2018 response was audited by the DOT Inspector General to assess consistency with the NAS recommendations, and the agency extended its timeline for considering the IRT model as a potential replacement for the SMS to September 2020; the FMCSA did not meet that deadline and the anticipated timing to finalize its decision is unclear. In the event and to the extent that the FMCSA adopts the IRT model in replacement of the SMS or otherwise pursues rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that the Company and other motor carriers could be adversely affected, as compared to consideration of the current standards. If the Company were to receive an unsatisfactory CSA score, whether under the current SMS process, the IRT model, should it be finalized, and adopted, or as a result of some other safety-fitness determination, it could adversely affect the Company’s business as some of its existing customer contracts require a satisfactory DOT safety rating, and an unsatisfactory rating could negatively impact or restrict the Company’s operations.

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

The FMCSA published a final rule in December 2015 mandating the use of Electronic Logging Devices (ELDs) for commercial motor vehicle drivers to measure their compliance with hours-of-service requirements by December 18, 2017. The 2015 ELD final rule generally applies to most motor carriers and drivers who are required to keep records of duty status, unless they qualify for an exception to the rule, and the rule also applies to drivers domiciled in Canada and Mexico. Starting December 16, 2019, all carriers and drivers subject to the 2015 final rule, including the Company, must use ELDs.

The Company is subject to various environmental laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, and adverse impacts to the environment, including to the soil, groundwater and surface water. The Company has implemented programs designed to monitor and address identified environmental risks. Historically, the Company’s environmental compliance costs have not had a material adverse effect on its business or results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company’s business and results of operations. Additionally, certain of the Company’s operating companies are Charter Partners in the EPA’s SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. If the Company fails to comply with applicable environmental laws or regulations, the Company could be subject to costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects and the issuance of orders enjoining performance of some or all of its operations in a particular area. The occurrence of any one or more of such developments could have a material adverse effect on the Company’s business and operating results.

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

In October 2016, the EPA and the National Highway Traffic Safety Administration (NHTSA) jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending through model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. The Phase 2 standards were challenged in federal court, and the litigation remains ongoing. The Company expects that these Phase 2 standards, if unchanged to make less stringent, will result in its incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings. Additionally, in November 2018, the EPA announced the Cleaner Trucks Initiative (CTI), pursuant to which it plans to issue a rule updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. On January 6, 2020, the EPA issued an Advanced Notice of when the EPA may finalize the proposed rule and Proposed Rulemaking to implement the CTI program.  The Company cannot predict, however, when the EPA may finalize the proposed rule and the extent to which its operations and productivity will be adversely impacted, by these or any other new fuel or emission restrictions.

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

Item 1A. Risk Factors

Risk Factors

The following are the material risk factors that apply to an investment in the Company. These risk factors are not exhaustive, and the Company may face additional risks and uncertainties that are not presently known to it, or that the Company currently deems immaterial, which may also impair its business or results of operations. If any of the following risks actually occurs, the Company’s business or results of operations could be materially harmed, the Company’s ability to implement its business plans could be impaired and the trading price of the Company’s common stock could decline.

Risks Relating to the Company’s Industry

The Company’s industry is affected by general economic and business risks that are largely beyond its control.

The Company’s industry is highly cyclical, and its business is dependent on a number of factors, many of which are beyond its control. Some of the most significant of these factors are economic changes that affect supply and demand in transportation markets in general, such as downturns in customers’ business cycles and recessionary economic cycles; changes in customers’ inventory levels and in the availability of funding for their working capital; commercial driver shortages and increases in driver compensation; and excess tractor capacity in comparison with shipping demand. The risks associated with these factors are heightened when the U.S. and/or global economy is weakened. Some of the principal risks during such times are as follows:

●	the Company may experience low overall freight levels, which may impair its asset utilization, because its customers’ demand for its services generally correlate with the strength of the United States and, to a lesser extent, global economy;
●	certain of the Company’s customers may face credit issues and cash flow problems that affect their ability to pay for the Company’s services;
●	certain of the Company’s suppliers’ business levels may be negatively affected, leading to disruptions in the supply and availability, or increased cost, of equipment, parts and services that are critical to the Company’s operations;
●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between the Company’s capacity and its customers’ demands; and
●	customers may bid out freight or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, causing the Company to lower its rates or lose freight.

The Company also is subject to cost increases outside of its control that could materially reduce its profitability if it is unable to increase its rates sufficiently. Such cost increases include increases in fuel prices, driver wages, owner-operator contracted rates, insurance, interest rates, taxes, tolls, license and registration fees, revenue equipment and healthcare for its employees.

In addition, events outside the Company’s control, including global and national heath epidemics or concerns (such as the COVID-19 pandemic), strikes or other work stoppages at its facilities or at customer, port, border or other shipping locations (including as a result of such epidemics or concerns or otherwise), or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements, could lead to reduced economic demand and activity, reduced availability of credit or temporary closing of the shipping locations or United States borders. Such events may reduce the demand for the Company’s services and could impair the Company’s operating efficiency and productivity, which would adversely affect the Company’s business and results of operations.

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

The Company competes with many open-deck carriers of varying sizes, including some that may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness or other competitive advantages and including smaller, regional service providers that cover specific shipping lanes with specific customers or that offer niche services. The Company also competes, to a lesser extent, with some less-than-truckload carriers, railroads, and third-party logistics, brokerage, freight forwarding and other transportation companies. Numerous competitive factors, including the following, could impair the Company’s ability to maintain or improve its profitability:

●	many of the Company’s competitors periodically reduce their freight rates to gain business, especially during times of reduced growth or a downturn in the economy, which may limit the Company’s ability to maintain or increase freight rates, may require the Company to reduce its freight rates or may limit its ability to maintain or expand its business;
●	some shippers have reduced or may reduce the number of carriers they use by selecting core carriers as approved service providers and in some instances the Company may not be selected;
●	many customers periodically solicit bids from multiple carriers for their shipping needs, which may depress freight rates or result in a loss of business to competitors;
●	the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, and the Company may have difficulty competing with them;
●	advances in technology may require the Company to increase investments in order to remain competitive, and its customers may not be willing to accept higher freight rates to cover the cost of these investments;
●	higher fuel prices and, in turn, higher fuel surcharges to the Company’s customers may cause some of its customers to consider freight transportation alternatives, including rail transportation;
●	the Company may have higher exposure to litigation risks as compared to smaller carriers; and
●	smaller carriers may build economies of scale with procurement aggregation providers, which may improve the smaller carriers’ abilities to compete with the Company.

Risks Relating to the COVID-19 Pandemic

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

The COVID-19 pandemic, and various governmental actions taken to mitigate its impact, has affected, and may materially adversely affect, our operations, financial performance and condition, operating results and cash flows. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. The COVID-19 pandemic has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

●	our revenue has been reduced and may continue to be reduced to the extent the pandemic results in an economic downturn or recession, as many experts predict, which leads to a decrease in demand for our services or the transportation markets in general;
●	our operations may be disrupted or impaired, if a significant portion of our drivers or other employees are unable to work due to illness;
●	the pandemic has increased volatility and caused negative pressure in the capital markets; as a result, we may experience difficulty accessing the capital or financing needed to fund our operations, which have substantial capital requirements, on satisfactory terms or at all;
●	we may experience liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;
●	customers, suppliers and other third parties may argue that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
●	we may experience workforce rightsizing-related issues and incur severance payments as a result of adjusting our workforce to market conditions, and we may subsequently experience retention issues and driver shortages when market conditions improve;
●	our management may be distracted as they are focused on mitigating the effects of COVID-19 on our operations while protecting the health of our workforce and customers, which has required, and will continue to require, a large investment of time and resources; and
●	we may be at greater risk for cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on the Company’s operations or mandates to provide services in a specified manner); the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the extent and duration of the effect on consumer confidence and spending; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in the value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others.

General Commercial and Operational Risks

Insurance and claims expenses could significantly reduce the Company’s profitability, and underwriters leaving the marketplace may make it more difficult for the Company to obtain insurance at favorable prices or at all.

The Company is exposed to claims and rising insurance premiums related to, among others, auto liability, general liability, directors and officers liability, errors and omissions liability, liability related to cybersecurity attacks, cargo loss and damage, property damage, personal injury, workers’ compensation, group health, group dental and general umbrella policies. The Company has insurance coverage with third-party insurance carriers, but it assumes a significant portion of the risk associated with these claims due to its self-insured retention (SIR) and deductibles, which can make its insurance and claims expense higher or more volatile. The Company is subject to changing conditions and pricing in the insurance marketplace, including as a result of carriers or underwriters leaving the transportation sector and the increasing frequency and size of auto liability lawsuits, and the cost or availability of various types of insurance may change dramatically in the future, particularly if its claims experience deteriorates. Insurance carriers have and may continue to increase premiums for transportation companies generally (especially in regards to auto liability). If the Company’s insurance or claims expense increases, and the Company is unable to offset the increase with higher freight rates, its results of operations could be materially and adversely affected. The Company’s results of operations may also be materially and adversely affected if it experiences a claim in excess of its coverage limits, a claim for which coverage is not provided or a claim that is covered but its insurance company fails to perform.

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

A material portion of the Company’s revenue is generated from its major customers. In 2020 and 2019, the Company’s top ten customers, based on revenue, accounted for approximately 31% and 28%, respectively, of the Company’s revenue, and the Company’s largest customer accounted for approximately 10% and 6%, respectively, of its revenue. In addition, a material portion of the Company’s freight is from customers in the building materials industry, and as such, the Company’s results may be susceptible to trends in construction cycles, which are affected by numerous factors, including rates of infrastructure spending, real estate equity values, interest rates and general economic conditions. The Company’s customers’ financial difficulties can negatively impact the Company’s results of operations and financial condition , especially if they were to delay or default on payments to the Company.

The Company’s customers may terminate their relationships with the Company on short notice with limited or no penalties.

A number of customers use the Company’s services on a shipment-by-shipment basis rather than under long-term contracts. These customers have no obligation to continue using the Company’s services and may stop using them at any time without penalty or with only limited penalties. The loss of any customers may reduce the range of service offerings the Company provides and adversely impact the Company’s revenue mix. Also, the Company does not have contractual relationships that guarantee any minimum freight volumes with customers.

The Company is subject to certain risks arising from doing business in Canada and Mexico.

The Company provides trucking services in Canada in addition to the United States, and the Company also transports freight into and out of Mexico by transferring the Company’s trailers to tractors operated by Mexican-based carriers with which the Company has contractual and long-standing relationships. As a result, the Company is subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Canada and Mexico, difficulties in enforcing contractual obligations and intellectual property rights through non-U.S. legal systems, burdens of complying with a wide variety of international and United States export and import laws, and social, political and economic instability. The Company also faces additional risks associated with restrictive trade policies and imposition of duties, taxes or government royalties imposed by the Canadian or Mexican government, to the extent not preempted by trade agreements between Mexico, Canada and the United States. Further, to the extent that the Company conducts operations outside of the United States, it is subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. If the Company is not in compliance with the FCPA, other anti-corruption laws or other laws governing the conduct of business with government entities (including local laws), it may be subject to criminal and civil penalties and other remedial measures, which could harm its reputation and have a material adverse impact on the Company’s business, financial condition, results of operations, cash flows and prospects. Any investigation of any actual or alleged violations of such laws could also harm the Company’s reputation or have a material adverse impact on its business.

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

Approximately 38% of the Company’s freight revenue was carried by independent contractor owner-operators in 2020. The Company’s reliance on independent contractor owner-operators creates numerous risks for the Company’s business. For example, the Company provides financing to certain of its independent contractor owner-operators purchasing tractors from the Company. If owner-operators operating the tractors the Company financed default under or otherwise terminate the financing arrangement and the Company is unable to find a replacement owner-operator, the Company may incur losses on amounts owed to it with respect to the tractor in addition to any losses it may incur as a result of idling the tractor. Further, if the Company is unable to provide such financing in the future, due to liquidity constraints or other restrictions, the Company may experience a shortage of owner-operators.

If the Company’s independent contractor owner-operators fail to meet the Company’s contractual obligations or otherwise fail to perform in a manner consistent with the Company’s requirements, the Company may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that the Company provides to customers. If the Company fails to deliver on time, if its contractual obligations are not otherwise met, or if the costs of its services increase, then the Company’s profitability and customer relationships could be harmed. Furthermore, independent contractor owner-operators typically use tractors, trailers and other equipment bearing the Company’s trade names and trademarks. If one of the Company’s independent contractor owner-operators is subject to negative publicity, it could reflect on the Company and have a material adverse effect on the Company’s business and brand. Under certain laws, the Company could also be subject to allegations of liability for the activities of its independent contractor owner-operators.

Owner-operators are third-party service providers, as compared to company drivers who are employed by the Company. As independent business owners, the Company’s owner-operators may make business or personal decisions that conflict with the Company’s best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, an owner-operator may deny loads of freight from time to time. In these circumstances, the Company must be able to timely deliver the freight in order to maintain relationships with customers. In addition, adverse changes in the financial condition of the Company’s independent contractor owner-operators or increases in their equipment or operating costs could cause them to seek higher revenues. The prices the Company charges its customers could be impacted by such issues, which may in turn limit pricing flexibility with customers.

The Company depends on third parties in its brokerage business, and service instability from these providers could increase the Company’s operating costs or reduce its ability to offer brokerage services.

The Company’s brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers. These third-party providers may seek other freight opportunities and may require increased compensation during times of improved freight demand or tight trucking capacity. The Company’s ability to secure the services of these third-party providers on competitive terms is subject to a number of risks, including the following, many of which are beyond the Company’s control:

●	equipment shortages in the transportation industry, particularly among contracted truckload carriers and railroads;
●	interruptions in service or stoppages in transportation as a result of labor disputes, seaport strikes, network congestion, weather-related issues, acts of God or acts of terrorism;
●	changes in regulations impacting transportation and changes in transportation rates; and
●	increases in operating expenses for carriers, such as fuel costs, insurance premiums and licensing expenses, that result in a reduction in available carriers.

Risks Relating to Human Capital

Driver shortages and increases in driver compensation or owner-operator contracted rates could adversely affect the Company’s business, results of operations and ability to maintain or grow its business.

Driver shortages in the industry have required, and could continue to require, the Company to spend more money to attract and retain company and owner-operator drivers. Also, the Company may face difficulty maintaining or increasing its number of company and owner-operator drivers because of the intense competition for drivers. Compliance and enforcement with initiatives included in the CSA program implemented by the FMCSA and regulations adopted by the DOT relating to driver time and safety and fitness could further reduce the availability of qualified drivers. In addition, like most in its industry, the Company suffers from a high turnover rate of drivers, especially with respect to company drivers. Further, with respect to owner-operator drivers, due to the absence of long-term personal services contracts, owner-operators can quickly terminate their business relationships with the Company. If the Company is unable to continue to attract and retain a sufficient number of company and owner-operator drivers, it could be required to operate with fewer trucks and face difficulty meeting shipper demands or be forced to forego business that would otherwise be available to it, which developments could adversely affect its profitability and ability to maintain or grow its business.

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

The Company and its subsidiary operating companies have undergone significant changes in their management teams in the past two years, which may have a negative impact on the Company’s ability to retain or recruit key personnel, employees and drivers. These changes include: (i) in the second half of 2019, the Company’s Chief Executive Officer, President and Chief Financial Officer resigned or were terminated; (ii) in February 2020, the Company appointed a new Chief Executive Officer, who subsequently retired at the end of 2020; (iii) in April 2020, the Company appointed a new Chief Financial Officer, (iv) in May 2020, the Company’s Chief Accounting Officer resigned; (v) and in May 2020, the Company appointed a new Chief Operating Officer. The Company also experienced significant changes and turnover to its board of directors in 2019 and 2020. Leadership transitions, which the Company may continue to experience, may also cause disruption to the Company’s business, result in operational and administrative inefficiencies and added costs, and adversely affect the Company’s corporate governance, internal controls, enterprise risk management, business models and strategic priorities. The inability to adequately fill vacancies in key personnel positions on a timely basis could also negatively affect the Company’s business, operations and ability to implement its business strategy.

The Company may incur substantial expenses related to its issuance of stock-based compensation. Conversely, if the Company is unable to continue to offer its employees stock-based long-term incentive compensation, the Company may need to increase the use of cash compensation or may have difficulty retaining such employees.

Subject to stockholder approval, the Company intends to amend its current omnibus incentive plan later this year to increase the number of shares available for issuance thereunder to enable it to continue to offer eligible employees, directors and consultants  stock-based incentive awards, which the Company believes will assist it in attracting and retaining such persons. The Company also intends to use, to a greater extent than previously, long-term incentive awards in its compensation policies and plans, which will increase the Company’s annual compensation and benefit expenses related to the stock options and stock awards granted to participants and may adversely affect the Company’s net income. Conversely, if the Company is limited in its ability to grant equity compensation awards or if stockholders do not approve an increase in the number of shares issuable under the Company’s omnibus incentive plan, it would need to explore offering other compelling alternatives to supplement its compensatory arrangements, including long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain key personnel and other employees, which could increase its cash compensation costs and adversely affect its financial performance.

If the Company’s employees were to unionize, its operating costs could increase and its ability to compete could be impaired.

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

Risks Related to the Use of Technology

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

Strategic Risks

The Company may not realize all the expected benefits of its integration, business improvement and comprehensive restructuring plans, and such plans may adversely affect its business, results of operations and prospects.

In the second half of 2019, the Company initiated several organizational improvement plans, which resulted in significant costs, including severance and other related payments and lease termination fees. As of December 31, 2020, the Company has incurred $17.9 million in costs related to these plans. These plans could also result in significant disruptions to the Company’s operations or  result in the loss of customer and market share in certain geographic territories. For example, because the Company’s customers interface directly with management and employees employed by subsidiaries that comprise the Company’s various operating segments, any consolidation or restructuring of such subsidiaries may be not be viewed positively by customers who may choose to reassess whether to use the Company’s services. If the Company does not fully realize or maintain the anticipated benefits of these plans, its business, results of operations and prospects could be adversely affected.

The Company may be unable to realize all of the intended benefits from acquisitions.

As part of its business strategy, the Company has in the past and may in the future acquire strategic and complementary businesses. Acquisitions may negatively impact the Company’s business, financial condition, results of operations, cash flows and prospects because:

●	the Company may assume liabilities, including environmental liabilities, or be subject to risks beyond its estimates or what was disclosed to it;
●	the acquisition could divert management’s attention and other resources from the Company’s existing business;
●	to facilitate such acquisitions, the Company may incur or assume additional indebtedness or issue additional shares of stock;
●	the acquired company may require increases in working capital and capital expenditure investments to fund its growth; and
●	the acquired company may not achieve the anticipated revenue, earnings or cash flows, including as a result of the loss of any major customers or key employees, and the Company may be unable to fully realize all of the anticipated benefits and synergies from the acquisition.

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

Risks Relating to Indebtedness and Liquidity

The Company may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under applicable debt instruments, which may not be successful.

As of December 31, 2020, the Company had $679.7 million of indebtedness outstanding. Its ability to make scheduled payments on or to refinance its indebtedness obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond its control. The Company may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness. If the Company’s cash flows and capital resources are insufficient to fund debt service obligations, the Company may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. The Company’s ability to restructure or refinance indebtedness will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of the Company’s credit rating, which could harm its ability to incur additional indebtedness.

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

As of December 31, 2020, the Company had $679.7 million of indebtedness outstanding. The Company’s level of indebtedness could adversely affect it in several ways, including the following:

●	require the Company to dedicate a substantial portion of its cash flow from operations to service its existing debt, thereby reducing the cash available to finance its operations and other business activities;
●	limit management’s discretion in operating its business and its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;
●	increase its vulnerability to downturns and adverse developments in its business and the economy generally;
●	limit its ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness;
●	make it more likely that a reduction in its borrowing base following a periodic redetermination could require it to repay a portion of its then-outstanding bank borrowings; and
●	make it vulnerable to increases in interest rates as indebtedness under the Company’s credit facilities may vary with prevailing interest rates.

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

The Company has significant ongoing capital expenditure requirements. If the Company is unable to obtain such capital, its business, results of operations and prospects may be adversely affected.

The Company’s business is capital intensive. Its capital expenditures focus primarily on revenue equipment replacement and, to a lesser extent, facilities, revenue equipment growth and investments in information technology. The Company may not be able to finance all of its capital requirements, when and if needed, to acquire new equipment on reasonable terms or at all. Any sale of additional equity or debt securities to fund its capital expenditures may result in dilution to its stockholders, and public or private financing may not be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing on acceptable terms or at all, it may be required to delay, reduce the scope of, or eliminate future activities or growth initiatives, which could adversely affect its business, results of operations and prospects. In such case, the Company may also operate its revenue equipment for longer periods, which would result in increased maintenance costs.

Risks Relating to Legal and Regulatory Compliance

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

The Company is subject to stringent and comprehensive federal, state, provincial, local and foreign environmental and worker health and safety laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, the health and safety of the public and its workers in conducting operations, and adverse impacts to the environment (including sustainability practices). These laws are becoming increasingly more stringent and there can be no assurances that compliance with, or liabilities under, existing or future environmental and worker health or safety laws or regulations will not have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects. See “Item 1. Business — Regulation” and “Item 1. Business — Fuel” for more information.

The Company maintains aboveground and underground bulk fuel storage tanks and fueling islands at some of its facilities and vehicle maintenance operations at certain of its facilities, and its operations involve the risks of fuel spillage or seepage into the environment, environmental and natural resource damages and unauthorized hazardous material spills, releases or disposal actions, among others. If the Company has operational spills or accidents or if it is found to be in violation of, or otherwise liable under, environmental or worker health or safety laws or regulations, the Company could incur significant costs and liabilities, which may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of the Company’s operations in a particular area. Under certain environmental laws, the Company could be subject to strict joint and several liability, without regard to fault or legality of conduct, for costs relating to contamination at facilities the Company owns or operates or previously owned or operated and at third-party sites where the Company disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving the Company’s vehicles. The Company often operates in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which the Company has incurred and may, in the future, incur remedial or other environmental liabilities.

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

The Company is, and in the future may be, subject to the legal and governmental proceedings and claims, which may impair the Company’s reputation or result in the Company incurring significant costs.

The parties in such legal actions against the Company may seek amounts from the Company that may not be covered in whole or in part by insurance, and negative publicity resulting from allegations therein, whether or not valid, may adversely affect the Company’s reputation. In particular, there has been a recent increase in auto liability lawsuits filed against transportation companies, and the size of judgments awarded in such lawsuits has trended upwards and may continue to do so.

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

The implementation of tariffs, quotas or changes to certain trade agreements by the United States or retaliatory trade measures or tariffs implemented by other countries, could, among other things, increase the costs of the materials used by the Company’s suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for the Company’s revenue equipment suppliers might be passed on to the Company, and to the extent fuel prices increase, the Company may not be able to fully recover such increases through rate increases or the Company’s fuel surcharge program. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the economy generally and decrease demand for the Company’s services.

Other Material Risks

The Company’s total assets include goodwill and indefinite-lived intangibles. If the Company determines that these items have become impaired in the future, net income could be materially and adversely affected.

As of December 31, 2020, the Company had recorded goodwill of $140.1 million and indefinite-lived intangible assets of $50.9 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 350, Intangibles — Goodwill and Other, the Company tests goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Any excess in carrying value over the estimated fair value is charged to the Company’s results of operations. Further, the Company may never realize the full value of its intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could have an adverse effect on the Company’s financial condition and results of operations. If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values and the estimated fair value of the Company’s goodwill and long-lived assets could change significantly, and could result in future non-cash impairment charges, which could materially impact its results of operations and financial condition for any such future period. During 2020, the Company recorded an impairment charge to intangibles assets of $8.2 million related to tradenames. The Company’s decision to dispose of certain of its operations may require it to recognize an impairment to the carrying value of goodwill and other intangible assets attendant to those operations. For example, in 2020, in connection with the Aveda disposition, the Company recognized an impairment of $6.2 million related to other intangible assets.

We may fail to maintain an effective system of internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our internal resources and personnel may be insufficient to avoid accounting errors, and there can be no assurance that we will not have material weaknesses in our internal control over financial reporting.  For example, two material weaknesses relating to information technology general controls and management’s review of the specialists’ impairment analysis were identified in the third quarter of 2019.  These material weaknesses have been fully remediated, but we cannot assure you that our efforts to identify and prevent additional material weaknesses in the future will be successful.

A small number of the Company’s stockholders hold a substantial portion of its outstanding common stock.

Mr. Daseke and his affiliates beneficially owned approximately 28% of the Company’s common stock as of December 31, 2020. Consequently, Mr. Daseke and his affiliates are able to strongly influence all matters that require approval by the Company’s stockholders, including changes to the Company’s organizational documents and approval of acquisition and disposition offers and other significant corporate transactions. This concentration of ownership will limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial and may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Company’s common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

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

Some provisions in the Company’s charter and bylaws may have the effect of delaying, discouraging, or preventing an acquisition of the Company or a merger in which the Company is not the surviving company and may otherwise prevent or slow changes in the Company’s board of directors and management. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of the Company’s board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on the Company’s board of directors;
●	the ability of the Company’s board of directors to determine whether to issue shares of the Company’s preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of the Company’s stockholders;
●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of the Company’s stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	limiting the liability of, and providing indemnification to, the Company’s directors and officers;
●	controlling the procedures for the conduct and scheduling of stockholder meetings; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to the Company’s board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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

Volatility or lack of performance in the Company’s stock price may also affect the Company’s ability to attract new key personnel or retain existing key personnel by decreasing the perceived value of any stock-based compensation the Company may offer or that they may hold. Prolonged periods of low performance or volatility in the Company’s stock price could also negatively impact the Company’s appeal as an employer, harm employee morale or increase employee turnover, including among the Company’s key personnel. In addition, during periods when the Company’s stock price is low, the Company may issue greater amounts of equity-based compensation to its executives and other key personnel to retain them and incentivize long-term performance, which may over successive periods cause dilution in the value of the Company’s stock and increase the Company’s stock-based compensation expense.

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

Item 2. Properties

Daseke’s headquarters office, which is leased, is located in a multi-tenant office building in Addison, Texas. The Company has various owned and leased properties in North America, none of which are individually material.  Daseke’s terminals may include general and executive offices, customer service, sales/marketing, fuel and/or maintenance, parking and warehousing facilities. In addition, Daseke owns parcels of vacant land and leases or owns several non-operating facilities in various locations around the United States. Daseke also maintains various drop yards throughout the United States and Canada. Daseke believes that substantially all of its property and equipment is in good condition and its buildings and improvements have sufficient capacity to meet current needs and that properties can be retained or replaced at an acceptable cost. From time to time, Daseke invests in additional facilities to meet the needs of its business as it pursues additional growth.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Daseke’s common stock and warrants trade on NASDAQ under the symbols “DSKE” and “DSKEW,” respectively. As of February 12, 2021, there were 64 stockholders of record of its common stock.

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

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“this MD&A”) should be read in conjunction with the Company’s audited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” above.

Introduction

This MD&A is intended to provide investors with an understanding of the Company’s recent performance, financial condition and prospects. This discussion and analysis compares 2020 results to 2019. For a discussion that compares the Company’s 2019 results to 2018, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of 2019

Annual Report on Form 10-K.

The Company is a leading provider and consolidator of transportation and logistics solutions focused exclusively on flatbed and specialized (open-deck) freight in North America. The transportation and logistics market is one of the largest industries in the United States. The flatbed and specialized freight market currently represents approximately 10% of transportation and logistics market.

The Company believes it provides one of the most comprehensive transportation and logistics solution offerings in the open-deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 6,700 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment. The Flatbed Solutions segment and Specialized Solutions segment generated approximately 40% and 60%, respectively, of revenue in 2020.

In 2020, the Company generated revenue of approximately $1.5 billion, compared to $30 million in 2009 (its first year of operation), reflecting a compound annual growth rate of approximately 42%.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. Approximately 50% of 2020 freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 50% was derived from asset-light services.

Recent Developments

COVID-19 Pandemic

In light of the ongoing spread of the novel coronavirus, or COVID-19, in the United States and abroad, including the emergence of new variants of the coronavirus, government and public health authorities continue to recommend social distancing and impose various quarantine and isolation measures on large portions of the population, including measures directed at businesses. These measures include imposing restrictions on travel and business operations, increasing border and port controls and closures throughout the United States and other parts of the world, and advising or requiring individuals to limit or forego time outside of their homes. The uncertainty regarding the impact of the COVID-19 pandemic, and various governmental actions taken to mitigate its impact, have resulted in a severely depressed economic environment.

As an essential business under the guidelines issued by each of the Company’s states of operations, the Company has been allowed to continue to operate its business through the COVID-19 pandemic. The Company has permitted some personnel to work from home and has taken additional precautions to ensure the safety of its workforce, customers and the communities in which it operates. In general, the Company has experienced limited operational impacts as a result of COVID-19 directly. A substantial majority of its operating sites have remained open and operating, although some of the nation’s ports that the Company serves have experienced reduced hours of operation and reduced freight volumes.

Beginning in the last half of March 2020, the Company experienced a decline in demand due to the COVID-19 pandemic, as sectors of the economy began to shut down. Towards the end of April 2020, the Company experienced a significant decline in freight volumes and rates as stay-at-home orders across the country led to a halt in overall industrial production. In May and June 2020, the rate environment started to slowly improve and the Company’s freight volumes progressively increased nearly every week, albeit off the lower base, and during the third quarter of 2020, the Company observed a strong sequential rebound in demand for freight across both its Flatbed and Specialized segments, as well as improving strength in freight rates. In the fourth quarter of 2020, the Company continued to see recovery in our flatbed solutions segment through year over year and sequential rate improvement while our specialized solutions segment rates remained relatively flat and freight volumes decreased slightly as wind freight volumes decreased offset by a recovery in rates in other specialized areas.

The Company expects that its results of operations and financial condition may likely continue to be adversely impacted in the near-term in 2021 by the COVID-19 pandemic, as levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity and to measures of industrial production since many of the Company’s customers are in the manufacturing and industrial segments. In particular, shelter-in-place mandates, the closing of manufacturing facilities and the overall depressed economic environment have significantly affected demand for many of the Company’s customers, including those in aerospace and manufacturing industries.  However, given the diversity of the Company’s customer base and the various end markets that Daseke serves, not all of the Company’s customers have been as affected. During 2020, demand for the Company’s services by customers in certain end markets, such as wind energy, defense projects and high security cargo, increased, partially offsetting softness in other end markets, and at the beginning of 2021, the Company is seeing pockets of strength throughout its industrial customer base that were previously pressured by the pandemic.

The Company believes that a significant portion of its cost structure is variable, and the Company has taken and will continue to take aggressive actions to adjust its expenses to reflect changes in demand for its services. These actions, which have been supported by the operational integrations and business improvement plans that the Company began to implement in 2019 (and which are discussed below), have included reduced use of contractors, reduced travel and advertising costs, reduced employee hours, furloughs, layoffs and voluntary use of paid time off, consistent with local regulations. Although the Company has not been able to fully offset the effects of significantly reduced freight volumes on its results of operations, the actions that the Company is taking, combined with the variable components of its cost structure, has, and should continue to, partially mitigate the impact of the pandemic on its results of operations. Conversely, however, the Company is taking additional measures and incurring additional expense to protect the health and safety of its workforce and its customers. In addition, the Company could incur restructuring and other costs as it modifies and right-sizes its operations for declines and/or surges in demand, and may incur incremental interest expense this year as a result of steps it may take in order to further strengthen its liquidity.

We currently expect that the COVID-19 pandemic may likely continue to negatively impact the Company in 2021, and we currently expect freight volumes to remain consistent with 2020 levels. We have a diverse customer base with exposure to a wide array of industrial end markets, each of which are experiencing their own respective growth and economic recovery patterns. The effect of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect the Company’s business, results of operations and financial condition even after the COVID-19 pandemic has subsided and “stay at home” mandates have been lifted. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on the Company’s operations or mandates to provide services in a specified manner); the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the extent and duration of the effect on consumer confidence and spending; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in the value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. There are no comparable recent events that provide guidance as to the effect the COVID-19 global pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. See “Item 1A. Risk Factors—Risks Relating to the COVID-19 Pandemic” for more information regarding risks relating to the COVID-19 pandemic.

Operational Integrations and Business Improvement Plans

In the third quarter of 2019, the Company initiated a plan (“Project Synchronize”) to integrate three operating segments with three other operating segments, thereby reducing the number of operating segments from sixteen to thirteen.  Project Synchronize was implemented to streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies. During 2020, the Company successfully completed the integration plan, which is expected to deliver $30.0 million in annual operating income improvement on a run-rate basis. Additionally, in the third quarter of 2019, the Company announced the implementation of Business Improvement Plans and a comprehensive restructuring plan (“Project Pivot”) to reduce its cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals.  Project Pivot was completed in 2020.

During the first quarter of 2020, the Company announced a plan to integrate three operating segments with three other operating segments (“Phase II of the Plan”), to further streamline and reduce the Company’s cost structure, improve asset utilization and capitalize on operational synergies.  Phase II of the Plan was initially expected to be significantly completed by June 30, 2020, however, due to uncertainties and changes in focus caused by the COVID-19 pandemic, the Company delayed and reevaluated Phase II of the Plan and reduced the planned number of integrations from three to two operating segments.  As of December 31, 2020, one of these integrations had been completed, and the Company expects to complete the remaining integration in late 2021.  Upon completion of Phase II of the Plan, the Company’s operating segments will be reduced from eleven to ten.

The Company believes that these operational integration and business improvement plans have contributed meaningfully to its operational and financial performance in 2020. In particular, as a result of these plans, the Company has been able to reduce costs and optimize its assets, creating further resilience in its business model during a particularly challenging environment caused by the COVID-19 pandemic.

Aveda Transportation and Energy Services Inc. (“Aveda”) Disposition

In March 2020, the Company’s board of directors approved a plan for the sale of certain Aveda terminals located in Texas and Oklahoma. The divestiture was completed during 2020, and the Company’s exposure to the oil and gas end market decreased significantly.

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

Expenses

The Company’s most significant expenses vary with miles traveled and include driver wages (which are recorded on the “Salaries, wages and employee benefits” line of the Company’s consolidated statements of operations and comprehensive income (loss)), services purchased from owner-operators and other transportation providers (which are recorded on the “Purchased freight” line of the Company’s consolidated statements of operations and comprehensive income (loss)) and fuel. Driver-related expenses vary with miles traveled.

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

We have seen a trend of higher insurance costs in 2020 due to a tightening insurance market, and we expect this trend to continue into 2021, where we are expecting approximately an $8 million increase in consolidated insurance costs in 2021 when compared to 2020.

Income (loss) from operations

Differences in the mix of drivers and assets between the segments impact the proportion of operating income as a percentage of revenue. The Flatbed Solutions segment has historically had a proportionately higher operating income as a percentage of revenue when compared to the Specialized Solutions segment because certain operating expenses in the Specialized Solutions segment are proportionately greater. For example, the Specialized Solutions segment drivers, who typically are required to have a higher level of training and expertise, generally receive a higher driver pay per total mile than Flatbed Solutions segment drivers. In addition, the Flatbed Solutions segment utilizes a larger percentage of owner-operators as opposed to Company drivers, which results  in purchased freight expense being a more significant expense for this segment. The larger percentage of Company drivers in the Specialized Solutions segment also results in a greater percentage of fuel expense and operations and maintenance expense relative to our Flatbed Solutions segment, each of which is impacted by the miles per gallon realized with company equipment and the number of miles driven by Company drivers. Similarly, the Specialized Solutions segment had higher depreciation and amortization expense primarily due to the increase in company-owned vehicles.  However, in 2020, the specialized solutions segment had a higher operating income as a percentage of revenue when compared to the flatbed solutions segment, primarily due to contributions from operational integrations and business improvement plans, and by strong wind energy and high security cargo revenues and margins in the specialized solutions segment.

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Year Ended December 31,
	2020		2019		Increase (Decrease)
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE:
Company freight	$676.8	46.5	$804.6	46.3	$(127.8)	(15.9)
Owner operator freight	408.9	28.1	455.3	26.2	(46.4)	(10.2)
Brokerage	234.3	16.1	294.7	17.0	(60.4)	(20.5)
Logistics	37.4	2.6	47.5	2.7	(10.1)	(21.3)
Fuel surcharge	96.7	6.7	134.9	7.8	(38.2)	(28.3)
Total revenue	1,454.1	100.0	1,737.0	100.0	(282.9)	(16.3)

OPERATING EXPENSES:
Salaries, wages and employee benefits	399.4	27.5	483.2	27.8	(83.8)	(17.3)
Fuel	87.3	6.0	138.5	8.0	(51.2)	(37.0)
Operations and maintenance	169.1	11.6	213.1	12.3	(44.0)	(20.6)
Communications	3.6	0.2	4.4	0.3	(0.8)	(18.2)
Purchased freight	491.4	33.8	597.7	34.4	(106.3)	(17.8)
Administrative expenses	66.5	4.6	75.5	4.3	(9.0)	(11.9)
Sales and marketing	1.8	0.1	5.1	0.3	(3.3)	(64.7)
Taxes and licenses	16.4	1.1	19.2	1.1	(2.8)	(14.6)
Insurance and claims	66.9	4.6	49.9	2.9	17.0	34.1
Depreciation and amortization	98.3	6.8	146.5	8.4	(48.2)	(32.9)
Gain on disposal of assets	(6.9)	(0.5)	(5.2)	(0.3)	(1.7)	32.7
Impairment	15.4	1.1	312.8	18.0	(297.4)	(95.1)
Restructuring charges	9.5	0.7	8.4	0.5	1.1	13.1
Total operating expenses	1,418.7	97.6	2,049.1	118.0	(630.4)	(30.8)

INCOME (LOSS) FROM OPERATIONS	35.4	2.4	(312.1)	(18.0)	347.5	(111.3)

Other (income) expense:
Interest income	(0.6)	(0.0)	(1.0)	(0.1)	0.4	(40.0)
Interest expense	44.9	3.1	50.4	2.9	(5.5)	(10.9)
Write-off of unamortized deferred financing fees	—	—	2.3	0.1	(2.3)	(100.0)
Other	(14.9)	(1.0)	(1.8)	(0.1)	(13.1)	727.8
Total other (income) expense	29.4	2.0	49.9	2.9	(20.5)	(41.1)

Income (loss) before income taxes	6.0	0.4	(362.0)	(20.8)	368.0	(101.7)
Income tax expense (benefit)	(0.2)	(0.0)	(54.6)	(3.1)	54.4	(99.6)
Net income (loss)	$6.2	0.4	$(307.4)	(17.7)	$313.6	(102.0)

OPERATING STATISTICS:
Company miles	251.5		276.4		(24.9)	(9.0)
Owner operator miles	191.3		202.1		(10.8)	(5.3)
Total miles (in millions)	442.8		478.5		(35.7)	(7.5)

Rate per mile	$2.45		$2.63		$(0.18)	(6.9)

Company-operated tractors, as of year-end	2,953		3,556		(603)	(17.0)
Owner-operated tractors, as of year-end	2,099		2,334		(235)	(10.1)
Number of trailers, as of year-end	11,579		12,808		(1,229)	(9.6)

Company-operated tractors, average for the year	3,373		3,763		(390)	(10.4)
Owner-operated tractors, average for the year	2,208		2,347		(139)	(5.9)
Total tractors, average for the year	5,581		6,110		(529)	(8.7)

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses and operating income for the years ended December 31, 2020 and 2019 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the years ended December 31, 2020 and 2019.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2020		2019		Increase (Decrease)
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE(1):
Company freight	$495.6	55.5	$603.2	55.1	$(107.6)	(17.8)
Owner operator freight	152.5	17.1	185.5	16.9	(33.0)	(17.8)
Brokerage	165.6	18.5	200.8	18.3	(35.2)	(17.5)
Logistics	34.5	3.9	44.8	4.1	(10.3)	(23.0)
Fuel surcharge	45.5	5.1	61.4	5.6	(15.9)	(25.9)
Total revenue	893.7	100.0	1,095.7	100.0	(202.0)	(18.4)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	255.2	28.6	322.1	29.4	(66.9)	(20.8)
Fuel	56.2	6.3	88.6	8.1	(32.4)	(36.6)
Operations and maintenance	127.6	14.3	160.0	14.6	(32.4)	(20.3)
Purchased freight	245.4	27.5	314.6	28.7	(69.2)	(22.0)
Depreciation and amortization	59.1	6.6	94.0	8.6	(34.9)	(37.1)
Impairment	13.4	1.5	196.1	17.9	(182.7)	(93.2)
Restructuring charges	8.8	1.0	3.9	0.4	4.9	125.6
Other operating expenses	74.7	8.4	75.1	6.9	(0.4)	(0.5)
Total operating expenses	840.4	94.0	1,254.4	114.5	(414.0)	(33.0)

INCOME (LOSS) FROM OPERATIONS	$53.3	6.0	$(158.7)	(14.5)	$212.0	(133.6)

OPERATING STATISTICS:
Company miles	155.2		167.6		(12.4)	(7.4)
Owner operator miles	49.7		54.7		(5.0)	(9.1)
Total miles (in millions)	204.9		222.3		(17.4)	(7.8)

Rate per mile	$3.16		$3.55		$(0.38)	(10.8)

Company-operated tractors, as of year-end	1,960		2,316		(356)	(15.4)
Owner-operated tractors, as of year-end	501		692		(191)	(27.6)
Number of trailers, as of year-end	7,324		8,068		(744)	(9.2)

Company-operated tractors, average for the year	2,255		2,458		(203)	(8.3)
Owner-operated tractors, average for the year	634		679		(45)	(6.6)
Total tractors, average for the year	2,889		3,137		(248)	(7.9)
(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses, operating ratio, adjusted operating ratio and operating income for the years ended December 31, 2020 and 2019 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the years ended December 31, 2020 and 2019.

FLATBED SOLUTIONS

	Year Ended December 31,
	2020		2019		Increase (Decrease)
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE(1):
Company freight	$191.2	33.0	$215.3	32.5	$(24.1)	(11.2)
Owner operator freight	262.1	45.3	275.7	41.6	(13.6)	(4.9)
Brokerage	70.3	12.1	93.9	14.2	(23.6)	(25.1)
Logistics	2.9	0.5	2.8	0.4	0.1	3.6
Fuel surcharge	52.4	9.1	75.3	11.4	(22.9)	(30.4)
Total revenue	578.9	100.0	663.0	100.0	(84.1)	(12.7)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	124.1	21.4	136.5	20.6	(12.4)	(9.1)
Fuel	31.1	5.4	49.9	7.5	(18.8)	(37.7)
Operations and maintenance	41.6	7.2	52.5	7.9	(10.9)	(20.8)
Purchased freight	264.5	45.7	304.8	46.0	(40.3)	(13.2)
Depreciation and amortization	38.3	6.6	51.8	7.8	(13.5)	(26.1)
Impairment	2.0	0.3	116.7	17.6	(114.7)	(98.3)
Restructuring charges	0.6	0.1	1.7	0.3	(1.1)	(64.7)
Other operating expenses	44.1	7.6	43.5	6.6	0.6	1.4
Total operating expenses	546.3	94.4	757.4	114.2	(211.1)	(27.9)

INCOME (LOSS) FROM OPERATIONS	$32.6	5.6	$(94.4)	(14.2)	$127.0	(134.5)

OPERATING STATISTICS:
Company miles	96.3		108.8		(12.5)	(11.5)
Owner operator miles	141.6		147.4		(5.8)	(3.9)
Total miles (in millions)	237.9		256.2		(18.3)	(7.1)

Rate per mile	$1.91		$1.92		$(0.01)	(0.6)

Company-operated tractors, as of year-end	993		1,240		(247)	(19.9)
Owner-operated tractors, as of year-end	1,598		1,642		(44)	(2.7)
Number of trailers, as of year-end	4,255		4,740		(485)	(10.2)

Company-operated tractors, average for the year	1,118		1,305		(187)	(14.3)
Owner-operated tractors, average for the year	1,574		1,668		(94)	(5.6)
Total tractors, average for the year	2,692		2,973		(281)	(9.5)
(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue. Total revenue decreased 16.3% to $1,454.1 million for the year ended December 31, 2020 from $1,737.0 million for the same period in 2019, driven primarily by the decrease in freight volumes due to the impact of the COVID-19 pandemic on various industrial end markets, and the strategic reduction of business related to the consolidations.  The decreases in company freight and owner operator freight revenue were primarily a result of a 6.9% decrease in rate per mile and a 7.5% decrease in total miles driven. The decrease in brokerage revenue was primarily due to a decrease in customer freight volumes. The decrease in logistics revenue was primarily the result of decreases in logistics activities. The decrease in fuel surcharge revenue was primarily due to a decrease in loaded miles and the decrease in the price of diesel fuel, which averaged $2.55 per gallon in 2020 compared to $3.06 per gallon in 2019.

The Company’s Specialized Solutions segment’s revenue decreased $202.0 million, or 18.4%, to $893.7 million for the year ended December 31, 2020 from $1,095.7 million for the same period in 2019, driven primarily by the decrease in freight volumes due to the impact of the COVID-19 pandemic on various industrial end markets, and the strategic reduction of business related to the consolidations.  The decrease in overall freight revenue was primarily a result of a 10.8% decrease in rate per mile and a 7.8% decrease in total miles driven compared to the same period in 2019. The decrease in rate per mile was mainly driven by the exit of the Aveda operation which historically had the highest rate per mile within the segment. The decrease in brokerage revenue was primarily due to a decrease in customer freight volumes. The decrease in logistics revenue was primarily the result of decreases in logistics activities. The decrease in fuel surcharge revenue was primarily due to a decrease in loaded miles and the decrease in the price of diesel fuel, which averaged $2.55 per gallon in 2020 compared to $3.06 per gallon in 2019.

The Company’s Flatbed Solutions segment’s revenue decreased $84.1 million, or 12.7%, to $578.9 million for the year ended December 31, 2020 from $663.0 million for the same period in 2019, driven primarily by the decrease in freight volumes due to the impact of the COVID-19 pandemic on various industrial end markets. The decreases in company freight and owner operator freight was primarily the result of a 7.1% decrease in total miles driven compared to the same period in 2019. The decrease in brokerage revenue was primarily due to a decrease in customer freight volumes.  The decrease in fuel surcharge revenue was primarily due to a decrease in loaded miles and the decrease in the price of diesel fuel, which averaged $2.55 per gallon in 2020 compared to $3.06 per gallon in 2019.

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

Salaries, wages and employee benefits expense decreased 17.3% to $399.4 million for the year ended December 31, 2020 from $483.2 million for the same period in 2019. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to the integrations and restructuring and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the year to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue, for the year ended December 31, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment had a $66.9 million, or 20.8%, decrease in salaries, wages and employee benefits expense for the year ended December 31, 2020 compared to the same period in 2019, primarily as a result of the decreased employee headcount related to integrations and restructurings and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the year to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue, for the year ended December 31, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment had a $12.4 million, or 9.1%, decrease in salaries, wages and employee benefits expense for the year ended December 31, 2020 compared to the same period in 2019, primarily as a result of the decreased employee headcount related to integrations and driver pay due to the decrease in company miles compared to the same period in 2019. Temporary furloughs and recruiting pauses were put in place during the year to offset the impact of volume decreases due to the pandemic. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue, for the year ended December 31, 2020 was generally consistent with the same period in 2019.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total consolidated fuel expense decreased $51.2 million, or 37.0%, to $87.3 million for the year ended December 31, 2020 from $138.5 million for the same period in 2019. Total fuel expense for the Specialized Solutions segment decreased $32.4 million, or 36.6%, to $56.2 million for the year ended December 31, 2020 from $88.6 million for the same period in 2019.  Total fuel expense for the Flatbed Solutions segment decreased $18.8 million, or 37.7%, to $31.1 million for the year ended December 31, 2020 from $49.9 million for the same period in 2019.  These decreases were primarily due to a 16.5% decrease in average diesel prices from $3.06 in 2019 to $2.55 in 2020. Total Company miles driven decreased 9.0% for the year ended December 31, 2020 as compared to the same period in 2019.  Company miles driven in our Specialized Solutions segment decreased 7.4% for the year ended December 31, 2020 as compared to the same period in 2019.  Company miles driven in our Flatbed Solutions segment decreased 11.5% for the year ended December 31, 2020 as compared to the same period in 2019.

Operations and Maintenance. Operations and maintenance expense consists primarily of ordinary vehicle repairs and maintenance, operating lease cost for revenue equipment, costs associated with preparing tractors and trailers for sale or trade-in, driver recruiting, training and safety costs, permitting and pilot car fees and other general operations expenses. Operations and maintenance expense is primarily affected by the age of company-owned tractors and trailers, the number of miles driven in a period and driver turnover.

Operations and maintenance expense decreased 20.6% to $169.1 million for the year ended December 31, 2020 from $213.1 million for the same period in 2019 due to a decrease of $17.1 million in maintenance and upkeep of trucks and trailers, $4.9 million in lease costs, and $15.9 million in operations expenses due to decrease in freight volumes. Operations and maintenance expense in our Specialized Solutions segment decreased 20.3% to $127.6 million for the year ended December 31, 2020 from $160.0 million for the same period in 2019 due to a decrease of $11.2 million in maintenance and upkeep of trucks and trailers, $6.0 million in lease costs, and $11.1 million in operations expenses due to decrease in freight volumes. Operations and maintenance expense in our Flatbed Solutions segment decreased 20.8% to $41.6 million for the year ended December 31, 2020 from $52.5 million for the same period in 2019 due to a decrease of $5.9 million in maintenance and upkeep of trucks and trailers and $4.8 million in operations expenses due to decrease in freight volumes. Operations and maintenance expense, as a percentage of revenue, on a consolidated basis and for each segment, for the year ended December 31, 2020 was generally consistent with the same period in 2019.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased $106.3 million or 17.8% to $491.4 million for the year ended December 31, 2020 from $597.7 million for the same period in 2019. Purchased freight expense from owner-operators decreased 8.6% to $330.7 million for the year ended December 31, 2020 from $361.9 million during the same period in 2019 as a result of a 5.3% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 31.8% to $160.7 million for the year ended December 31, 2020 from $235.8 million for the same period in 2019, as a result of lower rates and decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of consolidated revenue, for the year ended December 31, 2020 was generally consistent with the same period in 2019.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 22.0% to $245.4 million for the year ended December 31, 2020 from $314.6 million for the same period in 2019. Purchased freight expense from owner-operators decreased 14.1% to $111.0 million for the year ended December 31, 2020 from $129.2 million for the same period in 2019, as a result of a 9.1% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 27.5% to $134.5 million for the year ended December 31, 2020 from $185.4 million for the same period in 2019, as a result of a decrease in utilization of third-party capacity providers. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the year ended December 31, 2020 was generally consistent with the same period in 2019.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 13.2% to $264.5 million for the year ended December 31, 2020 from $304.8 million for the same period in 2019. Purchased freight expense from owner-operators decreased 5.6% to $219.7 million for the year ended December 31, 2020 from $232.7 million for same period in 2019, as a result of a 3.9% decrease in owner operators’ miles driven. Purchased freight expense from third-party capacity providers decreased 37.8% to $44.8 million for the year ended December 31, 2020 from $72.1 million for the same period in 2019, primarily as a result of decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the year ended December 31, 2020 was generally consistent with the same period in 2019.

Administrative Expenses. Administrative expenses consists of operating lease cost for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense decreased $9.0 million for the year ended December 31, 2020 as compared to the same period in 2019 as a result of cost reduction initiatives. Administrative expenses, as a percentage of revenue, was generally consistent with the same period in 2019.

Taxes and Licenses.  Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $2.8 million for the year ended December 31, 2020 as compared to the same period in 2019. Operating taxes and license expense, as a percentage of revenue, was generally consistent with the same period in 2019.

Insurance and Claims.  Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 34.1% to $66.9 million for the year ended December 31, 2020 from $49.9 million for the same period in 2019 due to increases in insurance claims and premiums. Insurance and claims, as a percentage of revenue, for the year ended December 31, 2020 increased 1.7% compared to the same period in 2019.  We have seen a trend of higher insurance costs in 2020 due to a tightening insurance market, and we expect this trend to continue into 2021, where we are expecting approximately an $8 million increase in consolidated insurance costs in 2021 when compared to 2020.

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

Depreciation and amortization expense decreased $48.2 million, or 32.9%, to $98.3 million for the year ended December 31, 2020 from $146.5 million for the same period in 2019 as a result of a 10.4% decrease in average tractor count in the Company’s fleet and further reduced by the impact of $97.6 million of impairments recorded in the third quarter of 2019.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $34.9 million, or 37.1%, for the year ended December 31, 2020 as compared to the same period in 2019 as a result of a 8.3% decrease in average tractor count in the segment’s fleet and further reduced by the impact of $58.6 million of impairments recorded in the third quarter of 2019.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $13.5 million, or 26.1%, for the year ended December 31, 2020 as compared to the same period in 2019 as a result of a 14.3% decrease in average tractor count in the segment’s fleet and further reduced by the impact of a $39.0 million of impairments recorded in the third quarter of 2019.

Impairment.  Impairment expense was $15.4 million for the year ended December 31, 2020 related to Aveda’s intangible assets, property and equipment and right-of-use assets and the reorganization and merger of two of the Company’s operating companies.  For the year ended December 31, 2020, there was $13.4 million impairment expense in our Specialized Solutions segment related to Aveda, and $2.0 million in our Flatbed Solutions segment related to a tradename impairment resulting from the reorganization of two our operating companies. Impairment expense of $312.8 million was recognized for the year ended December 31, 2019 related to goodwill, intangible assets, property and equipment and right-of-use assets. Impairment charges for the Specialized Solutions segment totaled $196.1 million and for the Flatbed Solutions segment totaled $116.7 million for the year ended December 31, 2019.

Restructuring Costs.  Restructuring costs were $9.5 million for the year ended December 31, 2020, which related to Phase I of Project Synchronize, which was completed in the first quarter of 2020, Phase II of Project Synchronize and the closure of certain Aveda terminals. For the year ended December 31, 2020, restructuring costs for the Specialized Solutions segment totaled $8.8 million and for the Flatbed Solutions segment totaled $0.6 million.  Restructuring costs of $8.4 million were recognized in the year ended December 31, 2019 in connection with Project Synchronize and Project Pivot (the Plans). For the year ended December 31,

2019, restructuring costs for the Specialized Solutions segment totaled $3.9 million, for the Flatbed Solutions segment totaled $1.7 million, and for the corporate office totaled $2.8 million.

Other (Income) Expense. Interest expense consists of cash interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense decreased 10.9% to $44.9 million for the year ended December 31, 2020 from $50.4 million for the year ended December 31, 2019. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan outstanding balance.  Other income for the year ended December 31, 2020 was $14.9 million compared to $1.8 million for the year ended December 31, 2019, primarily due to an arbitration settlement relating to the Aveda earnout liability, which resulted in a gain of $13.7 million during the fourth quarter of 2020.

Income Tax.  Income tax benefit was $0.2 million for the year ended December 31, 2020 compared to income tax benefit of $54.6 million for the same period in 2019. The effective tax rate was (3.3%) for the year ended December 31, 2020, compared to 15.1% for the same period in 2019. The effective income tax rate for the year ended December 31, 2020 varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems and the arbitrated decrease in contingent consideration.

Liquidity and Capital Resources and Capital Requirements

The Company had the following sources of liquidity available as of December 31, 2020 and 2019.

	December 31,
(Dollars in millions)	2020	2019

Cash	$176.2	$95.7
Availability under line of credit	83.2	86.8
Total	$259.4	$182.5

The Company previously included working capital surplus in the table above, however management no longer considers working capital surplus in our calculation of sources of liquidity as of December 31, 2020.  As such, we have also removed it from our calculation as of December 31, 2019.

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. Cash increased by $80.5 million at December 31, 2020 as compared to December 31, 2019. This increase primarily resulted from an increase of $30.8 million in net cash provided by operating activities and a $15.8 million increase in net cash provided by investing activities. See below for more information. As of December 31, 2020, the Company had no borrowings, $16.2 million in outstanding letters of credit (discussed below), with $83.2 million available under the ABL Facility.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. The Company expects to implement a share repurchase program in 2021 for a minimum of 3,000,000 shares of common stock, which will require cash to repurchase the shares. The Company also uses large amounts of cash and credit for the following activities:

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business.  Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and or growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash provided by property and equipment purchases and sales of $31.6 million and financed $58.3 million of non-cash capital expenditures for the year ended December 31, 2020.

Total capital expenditures for the year ended December 31, 2020 and 2019 are shown below:

	Year Ended December 31,
(Dollars in millions)	2020	2019

Net cash capital receipts	$(31.6)	$(15.8)
Total financed capital expenditures	58.3	72.7
Property and equipment sold for notes receivable	(0.3)	(0.4)
Total net cash provided by property and equipment purchases and sales	$26.4	$56.5

The decrease in total net capital assets additions is due to timing of the Company’s replacement cycle for revenue equipment, the exit of Aveda operation and effort to right size the Company’s fleet.

Additionally, the Company entered into operating leases for revenue equipment with terms of 1 to 5 years and real property with terms of 3 to 15 years having asset values at lease inception of $40.2 million and $14.4 million, respectively, for the year ended December 31, 2020.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of December 31, 2020, the Company has (i) a $500.0 million senior secured term loan credit facility, consisting of a $250.0 million term loan, a $150.0 million tack-on loan and $100.0 million of term loans funded under a delayed draw term loan facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (that may be increased to $150.0 million, subject to availability under a borrowing base). The delayed draw term loans were used to support the Company’s acquisition activities. See Note 9 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility.  As management believes there could be opportunities in the marketplace to reduce our interest expense, the Company is exploring potential transactions to refinance the Term Loan Facility, however the Company cannot guarantee any such transaction will be consummated on favorable terms, or at all.

The Company had $164.9 million of equipment and real estate loans and $31.3 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months.  Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Letters of credit – Under the terms of the ABL Facility, lenders may issue up to $40 million of standby letters of credit on our behalf.  Outstanding letters of credit reduce the availability on the $100 million ABL Facility.  Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurance liabilities.

Business combinations – The Company’s strategy has historically been to consolidate the open-deck transportation industry and it has used significant amounts of capital to acquire 20 businesses since Daseke Companies, Inc.’s inception in 2008. However, during

2019 and 2020, the Company focused on organic growth, increasing free cash flow and margins. The Company will continue to evaluate potential acquisitions and any other sources of growth it considers in its best interest.

Cash Flows

The Company’s summary statements of cash flows information for the years ended December 31, 2020 and 2019 is set forth in the table below:

	Year Ended December 31,
(Dollars in millions)	2020	2019

Net cash provided by operating activities	$144.9	$114.1
Net cash provided by investing activities	$31.6	$15.8
Net cash used in financing activities	$(96.4)	$(79.6)

Operating Activities.  Cash provided by operating activities was $144.9 million during the year ended December 31, 2020 and consisted of $6.2 million of net income plus $96.2 million of non-cash items, consisting primarily of depreciation, impairments, and non-cash adjustments to contingent consideration, plus $42.5 million of net cash provided by working capital and other activities. Cash provided by changes in operating assets and liabilities during the year ended December 31, 2020 improved to $42.5 million compared to $13.3 million cash used by changes in operating assets and liabilities during the year ended December 31, 2019.  This was primarily due to accounts receivable impact of $34.0 million and accrued expenses and other liabilities impact of $20.3 million.

The $30.8 million increase in cash provided by operating activities during the year ended December 31, 2020, as compared with the year ended December 31, 2019, was primarily the result of a $313.6 million increase from net loss to net income, reduced by a $41.1 million decrease in depreciation, a $7.1 million decrease in amortization of intangible assets, $2.3 million in write-off of deferred financing fees, a $297.4 million decrease in impairment, $35.2 million decrease in non-cash operating lease expense and $2.5 million decrease in bad debt expense.  There was a $59.7 million decrease in deferred tax benefit, a $2.1 increase in stock-based compensation expense, a $55.8 million increase in net cash provided by working capital, which was reduced by $1.7 million for the gain on disposition of property and equipment and $13.9 million in non-cash adjustments to contingent consideration during the year ended December 31, 2020.

Investing Activities. Cash flows from investing activities increased from $15.8 million provided by investing activities for the year ended December 31, 2019 to $31.6 million provided by investing activities for the year ended December 31, 2020 reflecting an increase of $15.2 million in cash equipment purchases and an increase of $31.0 million in cash receipts from sales of revenue equipment for the year ended December 31, 2020.

Total net cash capital expenditures (receipts) for the year ended December 31, 2020 and 2019 are shown below:

	Year Ended December 31,
(Dollars in millions)	2020	2019

Revenue equipment (tractors, trailers and trailer accessories)	$34.3	$15.6
Buildings and building improvements	1.5	1.5
Other	1.4	4.9
Total cash capital expenditures	37.2	22.0
Less: Proceeds from sales of property and equipment	68.8	37.8
Net cash capital expenditures (receipts)	$(31.6)	$(15.8)

Financing Activities. Cash flows used in financing activities increased from $79.6 million for the year ended December 31, 2019 to $96.4 million for the year ended December 31, 2020. This increase was primarily a result of net debt payments of $9.6 million and $7.6 million payments of contingent consideration.

Material Debt

As of December 31, 2020, the Company had the following material debt:

●	the Term Loan Facility and the ABL Facility;
●	secured equipment loans and finance lease obligations; and
●	bank mortgage secured by real estate

The amounts outstanding under such agreements, excluding financing fees, were as follows as of December 31, 2020 and 2019:

	December 31,
(Dollars in millions)	2020	2019

Line of credit	$—	$1.7
Term loan facility	483.5	488.5
Mortgages	2.4	3.2
Equipment term loans	162.5	185.2
Finance lease obligations	31.3	25.5
Total long-term debt and finance lease obligations	679.7	704.1
Less: current portion	(54.0)	(59.4)
Long-term debt and finance lease obligations, less current portion	$625.7	$644.7

See Note 9 and Note 2 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt and finance lease obligations, respectively.

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. The Company had stand-by letters of credit in the amount of $18.1 million and $15.9 million at December 31, 2020 and 2019, respectively. The letters of credit provide collateral primarily for liability insurance claims.

At December 31, 2020, there were 17,520,328 shares of common stock issuable upon exercise of outstanding warrants at a strike price of $11.50 per share.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2020:

	Payments Due By Period
	Less Than			More Than
(Dollars in millions)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt obligations, including interest(1)	$81.4	$147.5	$547.0	$5.9	$781.8
Finance lease obligations(2)	9.6	15.6	7.9	—	33.1
Operating lease obligations(3)	36.2	58.4	24.0	27.1	145.7
Total contractual obligations	$127.2	$221.5	$578.9	$33.0	$960.6
(1)	Includes interest obligations on long-term debt and excludes fees. For variable rate debt, the interest rate in effect as of December 31, 2020 was utilized. The table assumes long-term debt is held to maturity.
(2)	Finance lease obligations relate primarily to revenue equipment.
(3)	Represents future monthly rental payment obligations, which include an interest element, under operating leases for tractors, trailers, facilities and real estate. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.

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

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. The Company’s productivity decreases during the winter season because inclement weather impedes operations, end-users reduce their activity and certain shippers reduce their shipments during winter. At the same time, operating expenses increase and fuel efficiency decreases because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may increase in frequency or intensity due to climate change. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets, increase insurance costs or adversely affect the business or financial condition of its customers, any of which could adversely affect the Company’s results of operations or make such results more volatile.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires it to make estimates and assumptions that impact the amounts reported in its consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. The Company evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions. The Company considers critical accounting policies to be those that require it to make more significant judgments and estimates when preparing financial statements. The Company’s critical accounting policies and estimates include the following:

Goodwill and Intangible Assets

Goodwill and other intangible assets result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over amounts assigned is recorded as goodwill.

Goodwill is tested for impairment at least annually (or more frequently if impairment indicators arise) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance on goodwill. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using discounted expected future cash flows. The Company’s annual assessment is conducted as of October 1 of each year (see Note 5 for additional details).

Other intangible assets recorded consist of indefinite lived trade names and definite lived non-competition agreements and customer relationships. These intangible assets are stated at estimated fair value at the time of acquisition less accumulated amortization. Amortization is recorded using the straight-line method over the following estimated useful lives: (i) non-competition agreements: two to five years and (ii) customer relationships: 10 to 15 years. The Company evaluates its definite lived intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually by applying a fair value based analysis in accordance with the authoritative accounting guidance for such assets. During the third quarter of 2019, the Company recorded an impairment charge to intangible assets of $85.6 million for non-competition agreements, customer relationships and trade names categories of intangible assets. During 2020, the Company recorded impairment charges to intangible assets of $8.2 million for the trade names category of intangible assets. The trade name was impaired as a result of the planned divestiture of Aveda and the reorganization and merger of two of the Company’s operating companies.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax basis of assets and liabilities at the applicable enacted tax rates.

The Company adheres to the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740-10, Income Taxes, relating to accounting for uncertain tax positions. The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Stock-Based Compensation

Awards of equity instruments issued to employees and directors are accounted for under the fair value method of accounting and recognized in the consolidated statements of operations and comprehensive income (loss). Compensation cost is measured for all equity-classified stock-based awards at fair value on the date of grant and recognized using the straight-line method over the service period over which the awards are expected to vest.  Compensation cost is remeasured for all liability-classified stock-based awards at fair value at each period-end and recognized using the straight-line method over the service period over which the awards are expected to vest.   Fair value of all time-vested options as of the date of grant is estimated using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company does not have a sufficient history of exercise behavior, expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. The risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected term of the stock option. For equity-classified awards, expected volatility is calculated using an index of publicly traded peer companies. For liability-classified awards, expected volatility is calculated using split and dividend adjusted closing stock prices over a lookback period commensurate with the remaining term of each award.   Fair values of non-vested stock awards (restricted stock units) are equal to the market value of the common stock on the date of the award with compensation costs amortized over the vesting period of the award.  Fair values of performance stock units are estimated using the Monte Carlo valuation model in a risk-neutral framework to model future stock price movements based upon highly subjective assumptions, including historical volatility, risk-free rates of return and the stock price simulated over the performance period. The risk-free interest rate is based on the interpolated constant maturity treasury curve for the performance period. Expected volatility is calculated using annualized historical volatility with a lookback period equal to the remaining performance period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate exposure arising from the credit facilities and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $4.8 million. As of December 31, 2020 and December 31, 2019, the Company had outstanding approximately $484.0 million and $492.1 million, respectively, of variable rate borrowings that were not subject to interest rate swaps.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are required to be designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures should include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report, which appears in this Item of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses as of December 31, 2020

As previously disclosed in the 2019 Annual Report on Form 10-K, the Company identified material weaknesses related to ineffective information technology general controls (ITGCs) and related to an ineffective asset impairment process.  We have determined that these material weaknesses have been fully remediated as of December 31, 2020.

The remediation steps we have taken include:

●	Discussed the issues with the impacted personnel, including operating company leadership and IT personnel;
●	Developed a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting;
●	Developed and maintain documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes;
●	Implemented an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes;
●	Reviewed our impairment processes and controls and enhanced the overall design and procedures performed on deliverables from the specialist;

●	Re-designed our management review controls and enhanced the precision of review around the key assumptions and inputs into the specialist’s models and resulting valuations and allocations;
●	Evaluated the sufficiency of our accounting resources and personnel to determine whether additional resources are needed;
●	Evaluated whether further enhancements were needed to the design of our impairment procedures and controls; and
●	Demonstrated consistent operating effectiveness of our management review controls over impairments over a sufficient time period.

As of December 31, 2020, the remedial measures described above have been satisfactorily implemented and we have had sufficient time to test the operating effectiveness of such remedial measures.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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

February 26, 2021

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements included in Item 8. Financial Statements and Supplementary Data” are filed as part of this Form 10-K.

(2) Financial Statement Schedules

There are no financial statement schedules filed as part of this Form 10-K, since the required information is included in the financial statements, including the notes thereto, included in “Item 8. Financial Statements and Supplementary Data” or the circumstances requiring inclusion of such schedules are not present.

(3) Exhibits

Exhibit No.	Exhibit
2.1

Arrangement Agreement, dated April 13, 2018, by and among the registrant, Daseke Companies, Inc., Aveda Transportation and Energy Services Inc., 1277119 Alberta Ltd., Rodan Transport (U.S.A.) Ltd. and 2111943 Alberta Ltd (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on April 18, 2018).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2	Charter Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

3.3	By-Laws of Daseke, Inc., as last amended and effective May 22, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 25, 2018).

3.4	First Amendment to the By-Laws of Daseke, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on August 18, 2020).

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

4.7*	Description of Common Stock.

Exhibit No.	Exhibit
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

10.8§

Fourth Amendment and Waiver to Fifth Amended and Restated Revolving Credit and Security Agreement, dated as of November 5, 2020, by and among the registrant, Daseke Companies, Inc., each of its subsidiaries party thereto as borrowers, the lenders party thereto, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2020).

10.9§

Board Representation Agreement by and among the registrant, Lyons Capital, LLC, The Lyons Community Property Trust, dated June 15, 1979, Phillip N. Lyons and Grant Garbers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.10§

Board Agreement by and among the registrant, The Walden Group, Inc. and Don R. Daseke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

Exhibit No.	Exhibit
10.11+

Separation Agreement, dated as of August 26, 2019, by and between Don R. Daseke and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 29, 2019).

10.12+

Amended and Restated Employment Agreement, dated as of April 20, 2020, by and between Christopher R. Easter and the registrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.13+

Separation Agreement, dated as of December 30, 2020, by and among Christopher R. Easter and the registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.14+

Employment Agreement, dated as of April 20, 2020, by and between Jason Bates and the registrant (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.15+

Employment Agreement, dated as of May 6, 2020, by and between Rick Williams and the registrant (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.16+

Transition and Separation Agreement, dated as of April 2, 2020, by and between Angie Moss and the registrant (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.17+

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

10.20+	Daseke, Inc. 2017 Management Stock Ownership Program (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.21+

Daseke, Inc. 2017 Management Stock Ownership Program for Selected Management (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386).

10.22+	Daseke, Inc. 2017 Stock Ownership Program for Employees (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

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

Exhibit No.	Exhibit

10.26+	Form of Restricted Stock Unit Award Agreement of the registrant (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.27+	Form of Non-Qualified Stock Option Award Agreement of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.28+

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.29+

Restricted Stock Unit Award Agreement, dated as of September 19, 2019, by and between Brian Bonner and the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.30+

Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, by and between Christopher R. Easter and the registrant (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.31+

Performance Stock Unit Award Agreement, dated as of April 20, 2020, by and between Christopher R. Easter and the registrant (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.32+

Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.33+

Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, between Jason Bates and the registrant  (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.34+

Performance Stock Unit Award Agreement, dated as of April 23, 2020, between Jason Bates and the registrant  (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.35+

Non-Qualified Stock Option Award Agreement, dated as of May 6, 2020, between Rick Williams and the registrant  (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.36+

Non-Qualified Stock Option Award Agreement, dated as of May 6, 2020, between Rick Williams and the registrant  (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.37+

Performance Stock Unit Award Agreement, dated as of May 6, 2020, between Rick Williams and the registrant  (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit
31.2*	Certification of Principal Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
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

DASEKE, INC.
(Registrant)

Date:	February 26, 2021	By:	/s/ Jonathan Shepko
Jonathan Shepko
Interim Chief Executive Officer and Director (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

/s/ Jonathan Shepko	Interim Chief Executive Officer and Director (Principal Executive Officer)
Jonathan Shepko
/s/ Jason Bates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Jason Bates
/s/ Brian Bonner	Chairman of the Board
Brian Bonner
/s/ Don R. Daseke	Director
Don R. Daseke
/s/ Grant Garbers	Director
Grant Garbers
/s/ Daniel J. Hennessy	Director
Daniel J. Hennessy
/s/ Chuck Serianni	Director
Chuck Serianni
/s/ Ena Williams	Director
Ena Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessments – fair values of reporting units and trade names

At December 31, 2020, the Company’s goodwill and trade name balances were $139.3 million and $50.9 million, respectively.  As discussed in note 5 of the financial statements, goodwill and trade names with indefinite lives are tested by the Company’s management for impairment at least annually as of October 1, or more frequently if events or circumstances indicate potential impairment.  Goodwill is tested for impairment at the reporting unit level.  Management estimates the fair values of the goodwill reporting units using a combination of the income and market approaches and trade names using the income approach. The Company engaged a third party valuation firm for the estimation of the fair values of the reporting units and trade names.  We identified the estimation of the fair values of the reporting units and trade names as a critical audit matter.

The principal consideration for our determination that the estimation of the fair values of the reporting units and trade names is a critical audit matter is that there was high estimation uncertainty due to significant judgements with respect to assumptions used to project the future cash flows, including revenue growth rates, operating margin, and capital expenditures, as well as the discount rate and the valuation methodologies applied by the third party valuation firm.

Our audit procedures related to the estimation of the fair value of the reporting units and trade names included the following, among others. We tested the effectiveness of internal controls relating to management’s review of the assumptions used to project future cash flows, the discount rate, and the valuation methodologies applied by the third party valuation firm. In addition to testing the effectiveness of controls, we also performed the following:

●	Utilized an internal valuation specialist to evaluate:
o	the methodologies used and whether they were acceptable for the underlying assets or operations and applied correctly by performing independent calculations,
o	the calculation of the risk-adjusted discount rates by recalculating the weighted average cost of capital,
o	the guideline public companies and transactions utilized by the Company by examining financial metrics of the comparable public companies and transactions within the industry, and considering market participant guidance and perspective, and
o	the qualifications of the third party valuation firm engaged by the Company based on their credentials and experience.
●	Tested the forecasted cash flows, including revenue growth rates, operating margin, and capital expenditures, by assessing the historical accuracy of management’s estimates and the reasonableness of assumptions used by management, including analyzing the sensitivity of changes in significant assumptions and the resulting impact to the estimated fair values.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas

February 26, 2021

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$176.2	$95.7
Accounts receivable, net of allowance of $3.0 and $3.5 at December 31, 2020 and 2019, respectively	154.4	197.8
Drivers’ advances and other receivables	8.0	8.2
Other current assets	26.5	25.4
Total current assets	365.1	327.1

Property and equipment, net	402.7	464.3
Intangible assets, net	93.8	109.1
Goodwill	140.1	139.9
Right-of-use assets	121.1	95.9
Other non-current assets	4.1	4.3
Total assets	$1,126.9	$1,140.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16.5	$20.5
Accrued expenses and other liabilities	35.7	44.2
Accrued payroll, benefits and related taxes	29.9	28.2
Accrued insurance and claims	23.7	18.7
Current portion of long-term debt	54.0	59.4
Current operating lease liabilities	30.9	27.3
Other current liabilities	—	21.5
Total current liabilities	190.7	219.8

Line of credit	—	1.7
Long-term debt, net of current portion	618.6	631.6
Deferred tax liabilities	70.0	69.9
Non-current operating lease liabilities	96.0	77.8
Other non-current liabilities	6.5	1.1
Total liabilities	981.8	1,001.9

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at December 31, 2020 and 2019	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 65,023,174 and 64,589,075 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Additional paid-in-capital	442.2	437.5
Accumulated deficit	(362.1)	(363.4)
Accumulated other comprehensive loss	—	(0.4)
Total stockholders’ equity	145.1	138.7
Total liabilities and stockholders’ equity	$1,126.9	$1,140.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In millions, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Company freight	$676.8	$804.6	$721.7
Owner operator freight	408.9	455.3	440.5
Brokerage	234.3	294.7	266.4
Logistics	37.4	47.5	42.8
Fuel surcharge	96.7	134.9	141.7
Total revenue	1,454.1	1,737.0	1,613.1

Operating expenses:
Salaries, wages and employee benefits	399.4	483.2	407.4
Fuel	87.3	138.5	141.1
Operations and maintenance	169.1	213.1	181.5
Communications	3.6	4.4	3.3
Purchased freight	491.4	597.7	588.6
Administrative expenses	66.5	75.5	58.5
Sales and marketing	1.8	5.1	3.4
Taxes and licenses	16.4	19.2	17.2
Insurance and claims	66.9	49.9	45.8
Acquisition-related transaction expenses	—	—	2.6
Depreciation and amortization	98.3	146.5	131.1
Gain on disposition of revenue property and equipment	(6.9)	(5.2)	(3.2)
Impairment	15.4	312.8	13.9
Restructuring charges	9.5	8.4	—
Total operating expenses	1,418.7	2,049.1	1,591.2
Income (loss) from operations	35.4	(312.1)	21.9

Other expense (income):
Interest income	(0.6)	(1.0)	(1.3)
Interest expense	44.9	50.4	45.5
Write-off of deferred financing fees	—	2.3	—
Other	(14.9)	(1.8)	(1.2)
Total other expense	29.4	49.9	43.0

Income (loss) before benefit for income taxes	6.0	(362.0)	(21.1)
Income tax benefit	(0.2)	(54.6)	(15.9)
Net income (loss)	6.2	(307.4)	(5.2)
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0, $0.3 and $(0.5), respectively	0.4	0.5	(1.8)
Comprehensive income (loss)	6.6	(306.9)	(7.0)

Net income (loss)	6.2	(307.4)	(5.2)
Less dividends to Series A convertible preferred stockholders	(4.9)	(5.0)	(4.9)
Net income (loss) attributable to common stockholders	$1.3	$(312.4)	$(10.1)
Earnings (loss) per common share:
Basic	$0.02	$(4.86)	$(0.16)
Diluted	$0.02	$(4.86)	$(0.16)
Weighted-average common shares outstanding:
Basic	64,775,275	64,303,438	61,654,820
Diluted	65,671,246	64,303,438	61,654,820
Dividends declared per Series A convertible preferred share	$7.63	$7.63	$7.63

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

(In millions, except share data)

	Series A Convertible					Retained	Accumulated
	Preferred Stock		Common Stock			Earnings	Other
				Par	Additional	(Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit)	Income (Loss)	Total
Balance at January 1, 2018	650,000	65.0	48,712,288	—	277.9	7.3	0.9	351.1
Exercise of stock options	—	—	5,000	—	0.1	—	—	0.1
Exercise of warrants	—	—	2	—	—	—	—	—
Vesting of restricted stock units	—	—	84,516	—	(0.4)	—	—	(0.4)
Series A convertible preferred stock dividend	—	—	—	—	—	(4.9)	—	(4.9)
Stock-based compensation expense	—	—	—	—	3.6	—	—	3.6
Issuance of common stock	—	—	10,653,368	—	104.5	—	—	104.5
Issuance of earnout shares	—	—	5,000,000	—	48.2	(48.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1.8)	(1.8)
Net loss	—	—	—	—	—	(5.2)	—	(5.2)
Balance at December 31, 2018	650,000	65.0	64,455,174	—	433.9	(51.0)	(0.9)	447.0
Vesting of restricted stock units	—	—	133,901	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	(5.0)	—	(5.0)
Stock-based compensation expense	—	—	—	—	3.8	—	—	3.8
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net loss	—	—	—	—	—	(307.4)	—	(307.4)
Balance at December 31, 2019	650,000	65.0	64,589,075	—	437.5	(363.4)	(0.4)	138.7
Exercise of warrants	—	—	1	—	—	—	—	—
Vesting of restricted stock units	—	—	434,098	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	(4.9)	—	(4.9)
Stock-based compensation expense	—	—	—	—	4.8	—	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	0.4	0.4
Net income	—	—	—	—	—	6.2	—	6.2
Balance at December 31, 2020	650,000	$65.0	65,023,174	$—	$442.2	$(362.1)	$—	$145.1

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$6.2	$(307.4)	$(5.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	91.1	132.2	114.4
Amortization of intangible assets	7.2	14.3	16.7
Amortization of deferred financing fees	4.3	3.5	2.9
Non-cash operating lease expense	(8.0)	27.2	—
Non-cash adjustments to contingent consideration	(13.9)	—	—
Write-off of deferred financing fees	—	2.3	—
Stock-based compensation expense	5.9	3.8	3.6
Deferred taxes	(0.1)	(59.8)	(19.8)
Bad debt expense	1.2	3.7	1.1
Gain on disposition of property and equipment	(6.9)	(5.2)	(4.0)
Deferred gain recognized on sales-type leases	—	—	(2.4)
Impairment	15.4	312.8	13.9
Changes in operating assets and liabilities
Accounts receivable	42.2	8.2	(33.2)
Drivers’ advances and other receivables	—	(2.6)	—
Payments received on sales-type leases	—	—	14.7
Other current assets	(0.6)	(1.8)	(4.2)
Accounts payable	(4.1)	(1.8)	(8.9)
Accrued expenses and other liabilities	5.0	(15.3)	15.7
Net cash provided by operating activities	144.9	114.1	105.3

Cash flows from investing activities
Purchase of property and equipment	(37.2)	(22.0)	(66.4)
Proceeds from sale of property and equipment	68.8	37.8	26.3
Cash paid in acquisitions, net of cash acquired	—	—	(131.7)
Net cash provided by (used in) investing activities	31.6	15.8	(171.8)

Cash flows from financing activities:
Advances on line of credit	1,484.7	1,357.0	1,101.2
Repayments on line of credit	(1,486.4)	(1,355.3)	(1,105.8)
Principal payments on long-term debt	(82.2)	(76.0)	(58.6)
Proceeds from long-term debt	—	—	6.1
Payment of contingent consideration	(7.6)	—	—
Deferred financing fees	—	(0.3)	(1.5)
Proceeds from issuance of common stock	—	—	84.4
Series A convertible preferred stock dividends	(4.9)	(5.0)	(4.9)
Net cash provided by (used in) financing activities	(96.4)	(79.6)	20.9

Effect of exchange rates on cash and cash equivalents	0.4	(0.6)	0.9

Net increase (decrease) in cash and cash equivalents	80.5	49.7	(44.7)
Cash and cash equivalents – beginning of year	95.7	46.0	90.7
Cash and cash equivalents – end of year	$176.2	$95.7	$46.0

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In millions)

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$40.6	$46.7	$42.7
Cash paid for income taxes	3.5	3.6	2.4

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	58.3	72.7	89.6
Accrued capital expenditures	—	—	0.3
Property and equipment sold for notes receivable	0.3	0.4	0.8
Property and equipment transferred to sales-type lease	—	—	9.4
Sales-type lease returns to property and equipment	—	—	1.3
Sales-type lease assets acquired with debt or capital lease obligations	—	—	9.9
Sales-type lease assets sold for notes receivable	—	—	57.6
Sales-type lease returns to sales-type lease assets	—	—	32.9
Common stock issued in acquisitions	—	—	19.7
Issuance of earnout shares	—	—	48.2
Right-of-use assets acquired	54.6	39.2	—

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Daseke, Inc. is engaged in full service open-deck trucking that specializes primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of Daseke, Inc. and its wholly owned subsidiaries (“Daseke”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Changes in the allowance for doubtful accounts is as follows (in millions):

	Year Ended December 31,
	2020	2019
Beginning balance	$3.5	$1.2
Provision, charged to expense	1.2	3.7
Write-off, less recoveries	(1.7)	(1.4)
Ending balance	$3.0	$3.5

Cash and Cash Equivalents

Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. The Company has a money market account as of December 31, 2020 and 2019 with a balance of $160.0 million and $72.9 million, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, and are depreciated to estimated salvage value using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and building improvements	10 – 40 years
Leasehold improvements	5 – 20 years (1)
Revenue equipment – tractors, trailers and accessories	5 – 15 years
Assets leased and available for lease to owner-operators	1 – 5 years
Vehicles	5 – 7 years
Furniture and fixtures	5 – 7 years
Office, computer equipment and capitalized software development	3 – 5 years

(1) or the term of the lease, whichever is shorter

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right of Use Assets

The Company capitalizes operating and finance leases for various real estate including corporate offices, trucking facilities and terminals, warehouses, and tractor parking as well as various types of equipment including tractors, trailers, forklifts, and office equipment.  Leases with an initial term of 12 months or less (short term leases) across all asset classes are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Some of the Company’s leases include one or more options to renew, with renewals that can extend the lease term from 1 to 5 years. The Company’s lease term calculations include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option, and the exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Rights and obligations related to lease agreements the Company has signed but that have not yet commenced are not material. The Company has certain lease agreements related to its revenue equipment that contain residual value guarantees. These residual value guarantees require the Company to return the revenue equipment at the end of the lease term in a certain condition as specified by the lessor in the lease agreement.

The Company determines whether an arrangement is classified as a lease at inception.  The Company's right-of-use assets represent its right to use the underlying assets for the lease term and the Company's lease liabilities represent its obligation to make lease payments arising from the leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company's operating lease agreements generally do not provide an implicit rate. The Company develops an incremental borrowing rate based on the information available at the commencement date regarding the interest rate applicable to collateralized borrowings for a period similar to the original lease period. The incremental borrowing rates were used in determining the present value of lease payments which is reflected as the lease liability.

Revenue and Expense Recognition

While there may be master service agreements with Company customers, a contract is not established until the customer specifically requests the Company’s services and the Company accepts.  The Company evaluates each contract for distinct performance obligations. In the Company’s business, a typical performance obligation is the transportation of a load, including any highly interrelated ancillary services.

The  Company’s revenue and related costs are recognized when the Company satisfies its performance obligation(s) transferring goods or services to the customer and the customer obtains control. With respect to freight, brokerage, logistics and fuel surcharge revenue, the Company’s customers simultaneously receive and consume the benefits of the Company’s contracts; therefore revenue is recognized over time. This is a faithful depiction of the satisfaction of the performance obligation, as the customer does not need to re-perform the transportation services the Company has provided to date.  Logistics revenues are recognized as the services are provided.

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

Advertising

Advertising costs are expensed as incurred and were insignificant for the years ended December 31, 2020, 2019 and 2018.

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

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense (benefit) within the statements of operations and comprehensive income (loss). The Company had no uncertain tax positions as of December 31, 2020 and 2019. The Company is no longer subject

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to United States federal income tax examinations by tax authorities for years before 2017. The Company is no longer subject to state income tax examinations by tax authorities for years before 2016.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable. One customer represented 13.4% of trade accounts receivable as of December 31, 2020 and one customer represented 10.2% of trade accounts receivable as of December 31, 2019. One customer represented 10.4% of total revenue for the year ended December 31, 2020. No customer represented 10% or more of total revenue for the years ended December 31, 2019 and 2018.

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurs financing costs which are being amortized using the straight line method, which approximates the effective interest rate method, over the terms of the obligations. As of December 31, 2020 and 2019, the balance of deferred finance charges was $7.1 million and $11.4 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization expense for the years ended December 31, 2020, 2019 and 2018 totaled $4.3 million, $3.5 million and $2.9 million, respectively, which is included in interest expense. In 2019, the Company expensed $2.3 million to write-off certain deferred financing fees due to unsuccessful efforts to restructure the debt facilities.

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

The Company valued contingent consideration for acquisition related earn-outs (see Note 3 for details) using Level 3 inputs. The table below is a summary of the changes in the fair value of the earn-out liability for the years ended December 31, 2020 and 2019 (in millions):

	2020	2019
Balance, beginning of year	$21.5	$21.9
Change in fair value	(0.2)	(0.4)
Arbitrated decrease in contingent consideration	(13.7)	—
Payment of contingent consideration	(7.6)	—
Balance, end of year	$—	$21.5

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 21, 2020, the Company and the representative of the former Aveda shareholders agreed to an earnout payment of $7.4 million as the result of an arbitration process, which was paid in the fourth quarter of 2020.  The settlement was approximately $13.7 million less than the contingent consideration liability, which was recognized as a gain in the fourth quarter of 2020.  In addition, $0.2 million was paid during the year ended December 31, 2020 related to other contingent consideration.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, the line of credit and long-term debt. The carrying value of these financial instruments approximates fair value based on the liquidity of these financial instruments, their short-term nature or variable interest rates.

Stock-Based Compensation

Awards of equity instruments issued to employees and directors are accounted for under the fair value method of accounting and recognized in the consolidated statements of operations and comprehensive income (loss). Compensation cost is measured for all equity-classified stock-based awards at fair value on the date of grant and recognized using the straight-line method over the service period over which the awards are expected to vest.  Compensation cost is remeasured for all liability-classified stock-based awards at fair value at each period-end and recognized using the straight-line method over the service period over which the awards are expected to vest.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has 11 operating segments as of December 31, 2020, 13 operating segments as of December 31, 2019 and 16 operating segments as of December 31, 2018 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

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

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants in connection with equity offerings in accordance with the provisions of the Accounting Standards Codification (ASC) 815, Derivatives and Hedging. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). See Note 12 for additional details on the common stock purchase warrants.

The Company assessed the classification of its common stock purchase warrants and determined that such instruments met the criteria for equity classification at the time of issuance.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal-use software

The Company capitalizes implementation costs incurred in a cloud-based hosting arrangement that is a service contract in the same manner as costs incurred to obtain internal-use software.  These implementation costs, while not material, are included in property and equipment and amortized over the term of the service contract.

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

Reclassification of Prior Period Amounts

Certain prior period financial information has been reclassified to conform to current period presentation.  As of December 31, 2020, the Company reclassified the presentation of finance lease right-of-use assets from other non-current assets to property and equipment, net.  To conform to this presentation, the December 31, 2019 balance of finance lease right-of-use assets of $25.3 million was also reclassified to property and equipment, net from other non-current assets.  In addition, we reclassified certain prior period amounts in the effect of temporary differences that give rise to significant elements of deferred taxes and liabilities as of December 31, 2019 to conform to current year classification.

NOTE 2 – LEASES

Lessee

The Company has operating and finance leases for various real estate including corporate offices, trucking facilities and terminals, warehouses, and tractor parking as well as various types of equipment including tractors, trailers, forklifts, and office equipment. New real estate lease agreements will typically have initial terms between 3 to 15 years and new equipment lease agreements will typically have initial terms of 3 to 9 years.

The Company follows ASC 360, Impairment or Disposal of Long-Lived Assets, to determine whether right-of-use assets relating to operating and finance leases are impaired. The Company recorded impairment charges of $3.2 million to right-of-use assets relating to Aveda operating leases for the year ended December 31, 2020.  The fair value of the right-of-use assets were determined utilizing a market participant discount rate and the estimated market rent, in connection with the divestiture of Aveda in the Specialized Solutions segment.   The Company recorded impairment charges of $10.0 million to right-of-use assets relating to operating leases and $0.8 million to right-of-use assets relating to finance leases for the year ended December 31, 2019.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s components of lease expenses for the year ended December 31, 2020 and 2019 (in millions):

		Year Ended December 31,
	Classification	2020	2019
Operating lease cost
Revenue equipment	Operations and maintenance	$24.3	$22.2
Real estate	Administrative expense	8.7	13.8
Total operating lease cost		$33.0	$36.0

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$5.1	$5.4
Interest on lease liabilities	Interest expense	1.2	0.9
Total finance lease cost		$6.3	$6.3

Total lease cost(a)		$39.3	$42.3
(a)	Short-term lease expense and variable lease expense are immaterial.

The components of assets and liabilities for operating and finance leases are as follows as of December 31, 2020 and 2019 (in millions):

		December 31,
	Classification	2020	2019
Assets
Operating lease right-of-use assets	Right-of-use assets	$121.1	$95.9
Finance lease right-of-use assets	Property and equipment, net	30.6	25.3
Total lease assets		$151.7	$121.2

Liabilities
Operating lease liabilities:
Current	Current operating lease liabilities	$30.9	$27.3
Non-current	Non-current operating lease liabilities	96.0	77.8
Total operating lease liabilities		$126.9	$105.1

Finance lease liabilities:
Current	Current portion of long-term debt	$8.5	$6.2
Non-current	Long-term debt, net of current portion	22.7	19.3
Total finance lease liabilities		$31.2	$25.5

Total lease liabilities		$158.1	$130.6

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of supplemental cash flows related to leases for the year ended December 31, 2020 and 2019 (in millions):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(37.8)	$(35.6)
Operating cash flows from finance leases	(1.1)	(0.9)
Financing cash flows from finance leases	(6.6)	(5.9)
Right-of-use assets obtained in exchange for lease obligations:
Operating lease right-of-use assets	$54.6	$39.2
Finance lease right-of-use assets	11.6	13.1

The following table is the future payments on leases as of December 31, 2020 (in millions):

	Operating	Finance
Year ending December 31,	leases	leases	Total
2021	$36.2	$9.6	$45.8
2022	32.1	7.5	39.6
2023	26.3	8.1	34.4
2024	15.1	5.4	20.5
2025	8.9	2.5	11.4
Thereafter	27.1	—	27.1
Total lease payments	145.7	33.1	178.8
Less: interest	(18.8)	(1.9)	(20.7)
Present value of lease liabilities	$126.9	$31.2	$158.1

The following table is a summary of weighted average lease terms and discount rates for leases as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	5.59	5.01
Finance leases	3.57	3.83
Weighted-average discount rate
Operating leases	5.04%	5.54%
Finance leases	4.40%	4.51%

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

The Company recorded depreciation expense of $18.7 million and $20.5 million on its assets leased under operating leases for the year ended December 31, 2020 and 2019, respectively. Lease income from lease payments related to the Company's operating leases for the years ended December 31, 2020 and 2019, was $25.0 million and $24.2 million, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is the future minimum receipts on leases as of December 31, 2020 (in millions):

Year ending December 31,	Amount
2021	$24.1
2022	18.7
2023	12.0
2024	6.7
2025	3.1
Thereafter	0.4
Total minimum lease receipts	$65.0

NOTE 3 – ACQUISITIONS

Since its inception in late 2008 through 2018, the Company acquired 20 open-deck trucking companies.  The primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve.

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

2018 Acquisitions

The following is a summary of the allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of the Company’s 2018 acquisitions (in millions):

(all amounts in U.S. dollars)	Leavitt's	Builders	Kelsey Trail	Aveda
Accounts receivable	$1.9	$8.4	$2.3	$37.3
Parts supplies	0.1	0.3	—	—
Other current assets	0.4	1.5	0.4	2.5
Property and equipment	8.5	29.4	9.2	89.8
Goodwill	5.1	14.7	3.3	7.7
Intangible assets	3.6	10.6	1.5	15.0
Other non-current assets	—	0.5	—	—
Deferred tax liability	—	(9.2)	(2.7)	(6.7)
Accounts payable and other liabilities	(4.9)	(19.9)	(8.0)	(30.0)
Total	$14.7	$36.3	$6.0	$115.6

Leavitt’s Freight Service

On August 1, 2018, the Company acquired 100% of the outstanding equity interests of Leavitt’s Freight Service, Inc. (Leavitt’s), based in Springfield, Oregon. Total consideration paid was $14.9 million of cash, which was funded with cash on hand. The acquisition was treated as an asset purchase because Leavitt’s was a qualified subchapter S-subsidiary acquired directly from an S-corporation; therefore, the values assigned to the intangible assets and goodwill are deductible for tax purposes. Approximately $0.3 million of transaction expenses were incurred in the acquisition, which was deductible for tax purposes. As of December 31, 2018, the valuation of identifiable intangible assets was completed resulting in a decrease of $1.6 million to the provisional intangible assets recorded of $5.2 million, with a corresponding increase to goodwill.  The resulting intangible assets totaling $3.6 million consist of trade name valued at $1.8 million, non-compete agreements valued at $0.5 million and customer relationships intangible of $1.3

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million.  For the three months ended December 31, 2018, the change resulted in an insignificant decrease in amortization expense and accumulated amortization.

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

Aveda Transportation and Energy Services

On June 6, 2018, the Company acquired all of the outstanding common shares of Aveda Transportation and Energy Services Inc., a corporation existing under the laws of the Province of Alberta, Canada (Aveda), pursuant to the Agreement and the Plan of Arrangement (the Agreement). Total consideration paid was $118.7 million, consisting of $27.3 million in cash, 1,612,979 shares of Daseke common stock valued at $15.4 million, and the payoff of $54.8 million of outstanding debt. The Company will also pay to the holders of Aveda common shares up to C$0.45 in cash per Aveda common share, contingent on and based on Aveda’s Company EBITDA (as defined in the Agreement) meeting certain thresholds set forth in the Agreement for the period beginning June 1, 2018 and ending on May 1, 2019 or with agreement of the parties, July 1, 2018 to June 30, 2019. The contingent consideration for this earn-out has been paid in the amount of $7.2 million during the fourth quarter of 2020 resulting from an arbitration settlement.  This resulted in a gain of $13.7 million that was also recognized during the fourth quarter of 2020. The Aveda acquisition was a stock purchase; therefore, the value assigned to the intangible assets and goodwill are not deductible for tax purposes. Approximately $1.1 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes. As of December 31, 2018, the valuation of identifiable intangible assets was completed resulting in an increase of $6.1 million to the provisional intangible assets recorded of $9.0 million. The resulting intangible assets totaling $15.0 million consist of trade name valued at $6.3 million, non-compete agreements valued at $1.5 million and customer relationships intangible of $7.2 million. For the three months ended December 31, 2018, the change resulted in an insignificant increase in amortization expense and accumulated amortization.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, goodwill and deferred tax liability were increased by $0.7 million to recognize deferred taxes on the increase in amortizable identifiable intangible assets. Additionally, goodwill and deferred tax liability were increased by $4.7 million to adjust the beginning balance of deferred taxes. During the first quarter of 2019, goodwill and deferred tax liability were increased by $0.7 million to adjust the beginning balance of deferred taxes. See Note 7 for information regarding the winding down of the Aveda operations.

NOTE 4 – OTHER CURRENT ASSETS

The components of other current assets are as follows as of December 31 (in millions):

	2020	2019
Insurance	$12.0	$10.1
Licensing, permits and tolls	4.9	5.4
Other prepaids	3.2	1.7
Parts supplies	3.1	3.5
Income tax receivable	1.6	—
Highway and fuel taxes	1.1	1.6
Other assets	0.6	3.1
Total	$26.5	$25.4

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise.

The Company did not identify any goodwill impairment for the year ended December 31, 2020.  For 2019, the Company recognized $118.8 million of impairment, of which $111.0 million was not deductible for tax purposes.  For 2018, the Company recognized goodwill impairment of $11.1 million.

The summary of changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows (in millions):

	Flatbed	Specialized	Total
Goodwill balance at January 1, 2019	$101.5	156.9	$258.4
Impairment	(42.2)	(76.6)	(118.8)
Adjustments to previously recorded goodwill, net	—	(0.3)	(0.3)
Foreign currency translation adjustment	—	0.6	0.6
Goodwill balance at December 31, 2019	59.3	80.6	139.9
Foreign currency translation adjustment	—	0.2	0.2
Goodwill balance at December 31, 2020	$59.3	$80.8	$140.1

During 2020, the Company recorded impairment charges to intangible assets of $8.2 million for the trade names category of intangible assets as a result of the planned divestiture of Aveda and the reorganization and merger of two of the Company’s operating companies. During 2019, the Company recorded an impairment charge to intangible assets of $85.6 million for the non-competition agreements, customer relationships and trade names categories of intangible assets. In 2018, the Company recorded an impairment charge of $2.8 million related to the trade names category of intangible assets as a result of the reorganization and merger of two of the Company’s operating companies

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following at December 31, 2020 and 2019 (in millions):

	As of December 31, 2020			As of December 31, 2019
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$21.7	$(19.7)	$2.0	$21.7	$(18.4)	$3.3
Customer relationships	88.9	(48.1)	40.8	88.9	(42.2)	46.7
Trade names	50.9	—	50.9	59.1	—	59.1
Foreign currency translation adjustment	0.1	—	0.1	—	—	—
Total intangible assets	$161.6	$(67.8)	$93.8	$169.7	$(60.6)	$109.1

As of December 31, 2020, non-competition agreements and customer relationships had weighted average remaining useful lives of 1.9 and 9.2 years, respectively.

Amortization expense for intangible assets with definite lives was $7.2 million, $14.3 million and $16.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2021	$1.0	$5.9
2022	0.9	5.9
2023	0.1	5.9
2024	—	4.1
2025	—	3.1
Thereafter	—	15.9
Total	$2.0	$40.8

NOTE 6 – PROPERTY AND EQUIPMENT

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value and the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value.

During the first quarter of 2020, the Company recorded an impairment charge of $4.0 million to state property and equipment at fair value, calculated using the indirect method of the cost approach, which related to the Specialized Solutions segment. During 2019, the Company recorded an impairment charge of $97.6 million to adjust property and equipment to fair value. The impairment charges are included in impairment in the consolidated statements of operations and comprehensive income (loss).

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of property and equipment are as follows at December 31 (in millions):

	2020	2019
Revenue equipment	$546.7	$630.6
Assets leased and available for lease to owner-operators	87.1	64.3
Buildings and improvements	57.0	59.9
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	31.9	40.2
	722.7	795.0
Accumulated depreciation	(320.0)	(330.7)
Total	$402.7	$464.3

Total depreciation expense was $91.1 million, $132.2 million and $114.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, which included depreciation expense on assets leased and available for lease to owner-operators of $18.7 million and $20.5 million for the years ended December 31, 2020 and 2019.

NOTE 7 – INTEGRATION AND RESTRUCTURING

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments (Project Synchronize or the Plan), which reduced the number of operating segments from 16 to 13. On September 4, 2019, the Company announced a comprehensive restructuring plan (Project Pivot) intended to reduce its cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals.  The integration and restructuring costs consist of asset impairments, employee-related costs, and other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs, which are accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income (loss). The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

During the first quarter of 2020, the Company made the decision to close certain of the Aveda terminals and wind down those operations. The Company recorded $8.2 million of restructuring and exit costs in connection with the closure of these terminals in the year ended December 31, 2020 and the Company does not expect any future material restructuring and exit costs associated with the closure.

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of  the Plan). Phase II of the Plan was initially expected to be significantly completed by June 30, 2020, however, due to uncertainties and changes in focus caused by the COVID-19 pandemic, the Company delayed and reevaluated Phase II of the Plan and reduced the planned number of integrations from three to two operating segments.  As of December 31, 2020, one of these integrations had been completed, and the Company expects to complete the remaining integration in late 2021.

The Company recorded $1.3 million and $8.4 million of integration and restructuring expenses in connection with the Plan and Project Pivot in the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we have incurred a cumulative total of $9.7 million in integration and restructuring costs since inception of Phase I and II of the Plan.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the integration and restructuring costs as of December 31, 2020 (in millions):

	Severance	Operating
	and	Lease	Fixed Asset
	Other Payroll	Termination	Impairment	Other	Total
Specialized Solution
Balance, December 31, 2019	$—	$—	$—	$—	$—
Costs accrued	0.2	—	—	0.4	0.6
Amounts paid or charged	(0.2)	—	—	(0.4)	(0.6)
Specialized Solution balance at December 31, 2020	—	—	—	—	—
Flatbed Solution
Balance, December 31, 2019	$—	$—	$—	$—	$—
Costs accrued	0.3	—	0.2	0.1	0.6
Amounts paid or charged	(0.3)	—	(0.2)	(0.1)	(0.6)
Flatbed Solution balance at December 31, 2020	—	—	—	—	—
Corporate
Balance, December 31, 2019	$1.8	$—	$—	$—	$1.8
Costs accrued	0.1	—	—	—	0.1
Amounts paid or charged	(1.1)	—	—	—	(1.1)
Adjustments	(0.7)	—	—	—	(0.7)
Corporate balance at December 31, 2020	0.1	—	—	—	0.1
Consolidated
Balance, December 31, 2019	$1.8	$—	$—	$—	$1.8
Costs accrued	0.6	—	0.2	0.5	1.3
Amounts paid or charged	(1.6)	—	(0.2)	(0.5)	(2.3)
Adjustments	(0.7)	—	—	—	(0.7)
Consolidated balance at December 31, 2020	$0.1	$—	$—	$—	$0.1

The following table summarizes the restructuring and exit costs for the Aveda closed terminals as of December 31, 2020 (in millions):

	Severance	Operating
	and	Lease	Fixed Asset
	Other Payroll	Termination	Impairment	Other	Total
Specialized Solution
Costs accrued	$4.4	$3.0	$—	$0.8	$8.2
Amounts paid or charged	(4.4)	(3.0)	—	(0.8)	(8.2)
Specialized Solution balance at December 31, 2020	$—	$—	$—	$—	$—

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at December 31 (in millions):

	2020	2019
Brokerage and escorts	$11.9	$16.9
Owner operator deposits	7.8	7.1
Other accrued expenses	6.8	7.3
Unvouchered payables	6.1	7.5
Income taxes payable	—	1.9
Accrued property taxes and sales taxes payable	1.5	1.7
Fuel and fuel taxes	1.1	1.3
Interest	0.5	0.5
	$35.7	$44.2

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in millions):

	2020	2019
Line of credit	$—	$1.7
Term loan facility	483.5	488.5
Equipment and real estate term loans	164.9	188.4
Finance leases	31.3	25.5
	679.7	704.1
Less current portion	(54.0)	(59.4)
Less unamortized deferred financing costs	(7.1)	(11.4)
Long-term portion	$618.6	$633.3

Term Loan Facility

The Company has a $500.0 million term loan facility under a loan agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto (the Term Loan Facility) with a scheduled maturity date of February 27, 2024. Term loans under the Term Loan Facility are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 2.00% floor) plus 4.00% per annum and LIBOR (subject to a 1.00% floor) plus 5.00% per annum. For the year ended December 31, 2020, the average interest rate on the Term Loan Facility was 6.3% compared to 7.4% for the year ended December 31, 2019.

The Term Loan Facility is secured by all assets of the Company, except those assets collateralizing equipment and certain real estate lenders debt and subject to certain customary exceptions.

The Term Loan Facility contains a financial covenant requiring the Company to maintain a consolidated total leverage ratio as of the last day of any fiscal quarter of less than or equal to 4.00 to 1.00, stepping down to 3.75 to 1.00 on March 31, 2021. The consolidated total leverage ratio is defined as the ratio of (i) consolidated total debt minus unrestricted cash and cash equivalents and cash and cash equivalents restricted in favor of the administrative agent and the lenders, to (ii) consolidated Adjusted EBITDA for the trailing 12 month period (with customary add-backs permitted to consolidated Adjusted EBITDA, including in respect of synergies and cost-

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

savings reasonably identifiable and factually supportable that are anticipated to be realized in an aggregate amount not to exceed 25% of consolidated Adjusted EBITDA and subject to other customary limitations).

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

ABL Facility

The Company has a senior secured asset-based revolving line of credit with an aggregate maximum credit amount equal to $100.0 million (which may be increased to $150.0 million, subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies) under a credit agreement with PNC Bank, National Association, as administrative agent and the lenders party thereto, as last amended on November 5, 2020. The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $40 million, as defined in the credit agreement.  As of December 31, 2020, the Company had no borrowings, $16.2 million in letters of credit outstanding, and could incur approximately $83.2 million of additional indebtedness under the ABL Facility.

The ABL Facility was amended on November 5, 2020.  Principally, this amendment extended the scheduled maturity date of the revolving credit facility provided by the Credit Agreement from February 27, 2022 to the earliest of (a) February 27, 2025 and (b) if the Term Loans have not been repaid, repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full by January 2, 2024, the later of (i) January 2, 2024 and (ii) 60 days prior to the stated maturity date of the Term Loan Agreement in effect at such time. The Amendment also, among other things, (x) increased the letter of credit sublimit from $20 million to $40 million, (y) provides that the Maximum Revolving Advance Amount may be increased from $100 million to $150 million, and (z) provides that upon the occurrence of certain events relating to a transition from the use of LIBOR Rate, the Agent and the Borrowers may amend the Credit Agreement to replace the LIBOR Rate with a Benchmark Replacement, in each case, as further set forth in the Credit Agreement.

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

At December 31, 2020, the interest rate on the ABL Facility was 3.75%.

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

As of December 31, 2020, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment and Real Estate Loans

As of December 31, 2020, the Company had term loans collateralized by equipment in the aggregate amount of $162.5 million with 19 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 5.9%, require monthly payments of principal and interest and mature at various dates through January 2028. The weighted average interest rate for the year ended December 31, 2020 was 4.2%.  Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of December 31, 2020, the Company has a bank mortgage loan with a balance of $2.4 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of approximately $15,000, including interest at 3.7%, and a balloon payment of approximately $2.1 million at maturity date. The bank mortgage loan matures November 1, 2023.

Finance Leases

The Company leases certain equipment under long-term finance lease agreements that expire on various dates through December 2025. See Note 2 for information on finance leases.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future principal payments on long-term debt (excluding future payments on finance leases which are disclosed in Note 2) are as follows (in millions):

Year ending December 31,	Term Loan Facility	Equipment and Real Estate Loans	Total

2021	$5.0	$40.6	$45.6
2022	5.0	38.7	43.7
2023	5.0	37.8	42.8
2024	468.5	26.9	495.4
2025	—	15.2	15.2
Thereafter	—	5.7	5.7
Total long-term debt	$483.5	$164.9	$648.4

NOTE 10 – INCOME TAXES

The components of the Company’s United States and foreign provision for income taxes were as follows for the years ended December 31 (in millions):

	2020	2019	2018
Current:
Federal	$0.6	$(0.3)	$(0.1)
State	(1.7)	3.7	4.0
Foreign	0.8	—	—
Total current taxes	(0.3)	3.4	3.9
Deferred:
Federal	0.1	(45.5)	(10.9)
State	(0.5)	(11.6)	(7.4)
Foreign	0.5	(0.9)	(1.5)
Total deferred taxes	0.1	(58.0)	(19.8)
Benefit for income taxes	$(0.2)	$(54.6)	$(15.9)

A reconciliation between the effective income tax rate and the United States statutory income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows (in millions):

	2020	2019	2018
Income tax expense (benefit) at United States statutory income tax rate	$1.3	$(76.1)	$(4.4)
Federal income tax effects of:
State income tax expense, net of federal benefit	(1.6)	(6.2)	(2.7)
Foreign tax rate differential	0.1	(0.8)	(0.3)
Goodwill impairment	—	23.4	—
Per diem and other nondeductible expenses	1.4	2.3	4.1
Arbitrated decrease in contingent consideration	(2.9)	—	—
Change in valuation allowance	0.6	1.2	—
Cumulative effect of change in effective tax rate	—	—	(12.6)
Tax credits	(0.1)	(0.3)	(0.1)
Other	1.0	1.9	0.1
Income tax benefit	$(0.2)	$(54.6)	$(15.9)
Effective tax rate	(3.3)%	15.1%	75.5%

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The decrease in the effective tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily the result of the exclusion of nondeductible goodwill impairment. The decrease in the effective tax rate for the year ended December 31, 2019 compared to the year ended December 31, 2018 is primarily the result of a one-time benefit in 2018 related to the remeasurement of the net deferred tax liability as a result of the Tax Cuts and Jobs Act (TCJA) combined with the impairment of goodwill in 2019 for which there was no tax basis.

The effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Deferred tax assets
Accrued expenses	$7.4	$5.5
Vacation accrual	0.6	0.6
Accounts receivable	0.9	0.8
Net operating losses	24.4	38.6
Deferred start-up costs	1.2	1.3
Stock based compensation	2.0	1.5
Operating lease liabilities	30.3	25.9
	66.8	74.2
Valuation allowance	(10.5)	(7.4)
Total deferred tax assets	56.3	66.8

Deferred tax liabilities
Prepaid expenses	(4.8)	(4.7)
481(a) adjustment	—	(0.9)
Intangible assets	(17.6)	(20.3)
Property and equipment	(75.6)	(87.2)
Right of Use Asset	(28.3)	(23.6)
Total deferred tax liabilities	(126.3)	(136.7)

Net deferred tax liability	$(70.0)	$(69.9)

As of December 31, 2020 and 2019, the Company’s valuation allowance against a portion of its foreign deferred tax assets that, in the judgement of management, are not more-likely-than-not to be realized was $10.5 million and $7.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon future reversal of taxable and deductible temporary differences, the generation of future taxable income, and the feasibility of ongoing tax planning strategies during the periods in which those temporary differences are deductible.

At December 31, 2020, the Company has U.S. federal net operating loss carry forwards of approximately $51.7 million on a pre-tax basis. On an after-tax basis, the Company has state and foreign net operating losses of $1.1 million and $12.5 million, respectively. These loss carryforwards begin expiring in 2023.

The Company had no uncertain tax positions as of December 31, 2020 and 2019. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2017; however, federal net operating loss carry forwards from years prior to 2017 remain subject to review and adjustment by tax authorities. The Company is no longer subject to state income tax examinations by tax authorities for years before 2016.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Leases

The Company leases certain office facilities, terminals and revenue equipment from entities owned or partially owned by stockholders or employees on operating leases. Total lease expense related to these leases was $2.9 million, $4.8 million and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Future minimum lease payments under non-cancelable related party operating leases are as follows (in millions):

Office and
Year ending December 31,	Terminals
2021	$3.1
2022	3.1
2023	3.1
2024	3.1
2025	3.0
Thereafter	4.9
Total	$20.3

Other Related Party Transactions

An employee and stockholder has a 1% investment in an entity that is also a Company vendor. Total amounts paid to this vendor for product and subscription purchases were approximately $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts due to the vendor as of December 31, 2020 and 2019 totaled approximately $0 and $9,000, respectively.

The Company does business with an entity in which two employees, who are also stockholders, are minority owners. Revenue received from this customer totaled approximately $0.2 million, $0.4 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Accounts receivable due from this entity totaled approximately $16,000 and $24,000 as of December 31, 2020 and 2019, respectively.

The Company sold equipment to an entity partially owned by an employee and stockholder for proceeds of $1.0 million with a net book value of $0.8 million, realizing a gain of $0.2 million for the year ended December 31, 2018. There were no such transactions for the years ended December 31, 2020 and 2019.

Additionally, the Company does business with a carrier owned by a stockholder’s spouse. Revenue received from this carrier totaled approximately $0.1 million, $1.8 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018. Accounts receivable due from this entity totaled approximately $37,000 and $19,000 as of December 31, 2020 and 2019.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 23, 2020, the Company entered into a board representation agreement with Lyons Capital, LLC, and a board agreement with The Walden Group, Inc. and Don R. Daseke.  These agreements outline specifics as to how those parties will vote their shares of common stock at any Stockholder’s Meeting.  The agreement with Mr. Daseke also includes the agreement of the Company to initiate a share repurchase program for a minimum of 3,000,000 shares of common stock.  Both agreements include certain standstill restrictions.

As of December 31, 2020, the Company has no common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. See Note 13 for additional details about the Company’s stock-based compensation plan and liability classification for the awards for which sufficient shares are not available for issuance.

Preferred Stock

On February 27, 2017, the Company issued 650,000 shares of Series A Preferred Stock for cash of $65.0 million. The par value of Series A Preferred Stock is $0.0001 per share. Additional features of this preferred stock are as follows:

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additional features of the Series A Preferred Stock are as follows:

a.	Liquidation – In the event of liquidation, holders of Series A Preferred Stock have preferential rights to liquidation payments over holders of common stock. Holders of Series A Preferred Stock shall be paid out of the assets of the Company at an amount equal to $100 per share plus all accumulated and unpaid dividends.

b.	Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. In each of the four quarters of 2018, 2019, 2020, the Company’s board of directors declared and the Company paid a cash dividend of $1.91 per share.

c.	Voting rights – Except as required by Delaware law, holders of the Series A Preferred Stock will have no voting rights except with respect to the approval of any material and adverse amendment to the Company’s certificate of incorporation, and certain significant holders of Series A Preferred Stock may have approval rights with respect to certain key economic terms of the Series A Preferred Stock, as set forth in the Certificate of Designations.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The Company issued 19,959,902 warrants to purchase its common stock as part of Hennessy Capital Acquisition Corp. II’s initial public offering (“IPO”). The Company also issued 15,080,756 warrants to the sponsor in a private placement that closed simultaneously with the consummation of the IPO.  At December 31, 2020, there were a total of 35,040,656 warrants outstanding to purchase 17,520,328 shares of the Company’s common stock.

Each warrant entitles the registered holder to purchase one-half of one share of the Company’s common stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. The warrants may be exercised only for a whole number of shares of the Company’s common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire on February 27, 2022, or earlier upon redemption or liquidation. The Warrants are listed on the NASDAQ market under the symbol DSKEW.

The Company may call the Public Warrants for redemption at a price of $0.01 per warrant if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the Public Warrant holders.

NOTE 13 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (the Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. Under the Plan, the Company is authorized to issue up to 4.5 million shares of common stock. As of December 31, 2020, the Company has no common stock reserved for future issuances of stock options and restricted stock units under the Company’s 2017 Omnibus Incentive Plan. As of December 31, 2020, the Company had 994,100 of performance stock units (“PSUs”) classified as a liability due to the lack of shares available to be issued and can ultimately be cash-settled through the grant of cash-settled restricted stock units or stock appreciation rights if there is not a sufficient number of shares available. Equity awards generally vest annually on a pro-rata basis over a three to five-year period on the anniversary of each grant date. The Company also grants awards to our directors under the Plan. The awards granted to directors vest ratably over periods of one to five years annually on the anniversary of each grant date.

Aggregate stock-based compensation charges, net of forfeitures, were $5.9 million, $3.8 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss).

Stock-based compensation cost with equity classification is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. As of December 31, 2020, there was $5.2 million, $2.4 million, and $1.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and PSUs, respectively. This expense will be recognized over the weighted average periods of 2.1 years for stock options, 1.5 years for restricted stock units and 2.1 years for PSUs.

Stock-based compensation cost with liability classification is recognized on a straight-line basis over the vesting period and revalued on each balance sheet date with the corresponding adjustment to stock-based compensation recorded in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2020, the total fair value of the liability-classified PSU’s was $5.5 million. As of December 31, 2020, share-based payment liability was $1.1 million for liability-classified PSUs.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option grants:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)

Director Group	150,000	100,000	5 years	$9.98	$4.36
Employee Group	4,662,630	3,014,931	3-5 years	$5.60	$3.08
Total		3,114,931

The Company’s calculations of the fair value of stock options granted as equity classification during the years ended December 31, 2020, 2019 and 2018 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants were estimated utilizing the following assumptions for the years ended December 31:

	2020	2019	2018
Weighted average expected life	6.0 years	6.3 years	6.5 years
Risk-free interest rates	0.39% to 0.47%	1.45% to 2.58%	2.28% to 3.00%
Expected volatility	41.0% to 42.5%	32.5% to 37.9%	36.7% to 39.9%
Expected dividend yield	0.00%	0.00%	0.00%

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

A summary of option activity as of December 31, 2020 and  2019 and changes during the years then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2019	2,066,529	$10.23	8.5	$—
Granted	631,136	3.20
Forfeited or expired	(388,741)	9.73
Outstanding as of December 31, 2019	2,308,924	8.39	8.0	0.2
Granted	2,029,900	1.75
Forfeited or expired	(1,223,893)	2.96
Outstanding as of December 31, 2020	3,114,931	$6.19	7.9	$5.9

Exercisable as of December 31, 2020	1,139,811	9.26	6.7	0.4
Vested and expected to vest as of December 31, 2020	3,114,931	$6.19	7.9	$5.9

The stock options’ maximum contract term is ten years. The total weighted average fair value of options granted during the years ended December 31, 2020 and 2019 was $4.6 million and $0.8 million, respectively.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted stock units are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)

Director Group	893,996	340,415	1-2 years	$2.75
Employee Group	1,568,655	254,386	5 years	$10.59
Total		594,801

A summary of restricted stock unit awards activity under the Plan as of December 31, 2020 and 2019 and changes during the years then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2019	841,361	$10.44
Granted	753,986	2.45
Vested	(187,956)	10.35
Forfeited	(226,509)	10.16
Non-vested as of December 31, 2019	1,180,882	5.44
Granted	108,498	2.77
Vested	(600,900)	4.05
Forfeited	(93,679)	9.42
Non-vested as of December 31, 2020	594,801	$5.72

Performance Stock Units

PSUs become eligible for vesting upon the achievement of specific market-based conditions based on the performance of per share price of the Company’s common stock and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The grant date fair value of PSUs was determined using a Monte Carlo probability model and compensation cost is recognized ratably over the requisite service period with a corresponding liability. The liability is remeasured on each balance sheet date with corresponding adjustment to stock-based compensation recorded in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2020, the Company had 994,100 PSUs classified as a liability and 722,000 PSU’s classified as equity.  The fair value of the liability-classified awards is remeasured at each period end using a Monte Carlo probability model, and the equity-classified awards are based on the grant date fair value using a Monte Carlo probability model.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following inputs and assumptions were used to calculate the fair value of the PSUs:

As of December 31, 2020
	Liability-classified	Equity-classified
Term	2.3 to 2.6 years	1.9 to 3.0 years
Risk-free interest rate	0.14% to 0.15%	0.13% to 0.21%
Expected volatility	92.3% to 96.5%	86.1% to 102.2%
Expected dividend yield	0.00%	0.00%

A summary of performance stock unit awards activity as of December 31, 2020 and changes during the year ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)

Non-vested as of January 1, 2020	—	$—
Granted	2,471,500	1.14
Vested	—	—
Forfeited	(755,400)	0.59
Non-vested as of December 31, 2020	1,716,100	$1.38

NOTE 14 – DEFINED CONTRIBUTION PLAN

The Company sponsors the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under the Internal Revenue Code provisions of Section 401(k). Under the safe harbor matching requirements, the Company made contributions to the Retirement Plan of $5.4 million, $5.7 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company sponsored defined contribution profit-sharing plans, including 401(k) provisions for substantially all employees of acquired companies whose plans were merged into the Retirement Plan effective January 1, 2019. Matching contributions for 401(k) defined contribution plans not yet merged into the Retirement Plan totaled approximately $0.4 million for the year ended December 31, 2018.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit at December 31, 2020 and 2019 totaling approximately $18.1 million and $15.9 million, respectively, including those disclosed in Note 9. These letters of credit are related to liability and workers compensation insurance claims.

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses totaled $6.5 million, $9.5 million and $5.1 million for the Flatbed Solutions segment for the years ended December 31, 2020, 2019 and 2018, respectively. Intersegment revenues and expenses totaled $12.0 million, $11.5 million and $8.9 million for the Specialized Solutions segment for the years ended December 31, 2020, 2019 and 2018, respectively.  Certain insurance costs have been allocated to the operating segments beginning January 1, 2020, which were included in the corporate segment in 2019 within the operating income (loss) and income (loss) before income tax line items. Insurance costs included in the corporate segment for the year ended December 31, 2019 were $3.6 million for the Flatbed Solutions segment and $11.2 million for the Specialized Solutions segment.  The following table reflects certain financial data of the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018 (in millions):

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Totals
Year Ended December 31, 2020
Total revenue	$578.9	$893.7	$(18.5)	$1,454.1
Company freight	191.2	495.6	(10.0)	676.8
Owner operator freight	262.1	152.5	(5.7)	408.9
Brokerage	70.3	165.6	(1.6)	234.3
Logistics	2.9	34.5	—	37.4
Fuel surcharge	52.4	45.5	(1.2)	96.7
Operating income (loss)	32.6	53.3	(50.5)	35.4
Depreciation	35.1	55.1	0.9	91.1
Amortization of intangible assets	3.2	4.0	—	7.2
Impairment	2.0	13.4	—	15.4
Restructuring	0.6	8.8	0.1	9.5
Non-cash operating lease expense	(0.3)	(7.7)	—	(8.0)
Interest expense	9.5	11.4	24.0	44.9
Income (loss) before income tax	7.2	32.0	(33.2)	6.0
Total assets	326.1	596.5	204.3	1,126.9
Capital expenditures	30.3	57.6	7.6	95.5
Year Ended December 31, 2019
Total revenue	$663.0	$1,095.7	$(21.7)	$1,737.0
Company freight	215.3	603.2	(13.9)	804.6
Owner operator freight	275.7	185.5	(5.9)	455.3
Brokerage	93.9	200.8	—	294.7
Logistics	2.8	44.8	(0.1)	47.5
Fuel surcharge	75.3	61.4	(1.8)	134.9
Operating loss	(94.4)	(158.7)	(59.0)	(312.1)
Depreciation	46.5	85.0	0.7	132.2
Amortization of intangible assets	5.3	9.0	—	14.3
Impairment	116.7	196.1	—	312.8
Restructuring	1.7	3.9	2.8	8.4
Non-cash operating lease expense	10.6	16.2	0.4	27.2
Interest expense	10.7	12.9	26.8	50.4
Loss before income tax	(126.1)	(203.6)	(32.3)	(362.0)
Total assets	348.1	683.1	109.4	1,140.6
Capital expenditures	38.3	54.8	1.6	94.7
Year Ended December 31, 2018
Total revenue	$662.0	$965.1	$(14.0)	$1,613.1
Company freight	206.2	524.3	(8.8)	721.7
Owner operator freight	271.5	171.8	(2.8)	440.5
Brokerage	104.2	163.1	(0.9)	266.4
Logistics	3.0	39.9	(0.1)	42.8
Fuel surcharge	77.1	66.0	(1.4)	141.7
Operating income (loss)	32.9	23.1	(34.1)	21.9
Depreciation	29.9	84.3	0.2	114.4
Amortization of intangible assets	6.2	10.5	—	16.7
Impairment	—	13.9	—	13.9
Interest expense	8.6	11.3	25.6	45.5
Income (loss) before income tax	13.8	(7.1)	(27.8)	(21.1)
Total assets	464.8	884.2	41.9	1,390.9
Capital expenditures	38.2	116.0	2.1	156.3

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – EARNINGS (LOSS) PER SHARE

ASC Topic 260, Earnings Per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s outstanding non-vested restricted stock units are participating securities unless there is a net loss attributable to common stockholders. Accordingly, earnings per common share are computed using the two-class method.

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

For the years ended December 31, 2020, 2019 and 2018 shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. For the years ended December 31, 2019 and 2018 shares of the Company’s outstanding stock options were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(In millions except per share data)	2020	2019	2018
Numerator
Net income (loss)	$6.2	$(307.4)	$(5.2)
Less Series A preferred dividends	(4.9)	(5.0)	(4.9)
Net income (loss) attributable to common stockholders	1.3	(312.4)	(10.1)
Allocation of earnings to non-vested participating restricted stock units	—	—	—
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$1.3	$(312.4)	$(10.1)

Effect of dilutive securities:
Add back Series A preferred dividends	$—	$—	$—
Add back allocation earnings to participating securities	—	—	—
Reallocation of earnings to participating securities considering potentially dilutive securities	—	—	—
Numerator for diluted EPS - income (loss) available to common shareholders - two class method	$1.3	$(312.4)	$(10.1)

Denominator
Denominator for basic EPS - weighted-average shares	64,775,275	64,303,438	61,654,820
Effect of dilutive securities:
Stock options and performance share units	895,971	—	—
Convertible preferred stock	—	—	—
Denominator for diluted EPS - weighted-average shares	65,671,246	64,303,438	61,654,820

Basic earnings (loss) per share	$0.02	$(4.86)	$(0.16)
Diluted earnings (loss) per share	$0.02	$(4.86)	$(0.16)