Form 10-K/A
period 2020-12-31
Daseke, Inc.
filed 2021-04-30
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3913221 (IRS Employer Identification No.)

15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Capital Market
Warrants, each exercisable for one half of a share of Common Stock at an exercise price of $5.75 per half share	DSKEW	The NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report. The reference on the cover of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Report are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, update or otherwise change any other information in the Original Report and does not purport to reflect any information or events subsequent to the Original Filing Date. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

Unless expressly indicated or the context requires otherwise, the terms “Daseke,” the “Company,” “we,” “us” and “our” in this document refer to Daseke, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

DASEKE, INC.

2020 ANNUAL REPORT ON FORM 10-K/A

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The directors of the Company, as of April 30, 2021, are as follows:

Name	Position	Age	Year Served Since
Brian Bonner	Chairman of the Board and Independent Director	65	2015
Don R. Daseke	Director and Chairman Emeritus	81	2008
Catharine Ellingsen	Independent Director	57	2021
Grant Garbers	Independent Director	58	2021
Daniel J. Hennessy	Independent Director	63	2017
Charles “Chuck” F. Serianni	Independent Director	59	2019
Jonathan Shepko	Interim Chief Executive Officer and Director	43	2017
Ena Williams	Independent Director	52	2019

Brian Bonner has served as a member of the Company’s Board of Directors (the “Board of Directors” or the “Board”) since February 2015. Since August 2020, he has served Daseke as the Chairman of the Board, and he served as the Executive Chairman from August 2019 to August 2020. Mr. Bonner served as Vice President and Chief Information Officer of Texas Instruments, a publicly traded company, from January 2000 to May 2014. In this role, Mr. Bonner managed the business and technology aspects of IT operations. Prior to being appointed Chief Information Officer, Mr. Bonner served Texas Instruments for over 33 years in a number of strategic leadership roles and positions in general management, mass marketing and global product management. Mr. Bonner served as a member on the board of directors of Copper Mobile from June 2012 through October 2015 and is currently an advisory board member for Southern Methodist University’s Computer & Electrical Engineering Department. Mr. Bonner also served as an advisory board member for Gemini Israel Funds from June 2004 to May 2015. Mr. Bonner holds an M.B.A. in Marketing and Finance from the Fuqua School of Business at Duke University, an MSEE and BSEE from the University of Michigan, and a B.A. in Physics from Kalamazoo College. He received the Minority & Women Business Development Award from Texas Instruments, the Transformational CIO Award from HMG Strategies and the Most Innovative User of Technology from Information Week Magazine. Mr. Bonner has significant experience serving as an executive officer and in other leadership positions in a large public company setting, including 14 years as chief information officer, and he has more than three years of experience serving on the board of directors of a private technology company. He also has extensive experience in management, finance, operations and marketing. We believe his background and skill set make Mr. Bonner well-suited to serve as a member of the Board of Directors.

Don R. Daseke has served as a member of the Board of Directors since he founded the Company (formerly named Walden Smokey Point, Inc.) in November 2008. Until August 2019, when he was appointed as the Company’s Chairman Emeritus, Mr. Daseke was the Company’s Chief Executive Officer and Chairman of the Board of Directors. Mr. Daseke has served as the President and sole director on the board of directors of The Walden Group for more than 30 years. Mr. Daseke also has served as the chairman of the board of directors of both Liquid Motors, Inc. and East Teak Fine Hardwoods, Inc. since June 2005 and March 2006, respectively. Mr. Daseke has been active in the non-profit sector throughout his career, having served in leadership roles for a number of non-profit institutions, including the WaterTower Theatre, DePauw University, the Dallas Chapter of the World Presidents Organization and the Dallas Arboretum and Botanical Society. Additionally, Mr. Daseke currently serves on the Advisory Council for the Cattle Barons Ball in Dallas, Texas. From 2005 to 2009, Mr. Daseke was a Commissioner on the Planning and Zoning Commission for Addison, Texas, and in May 2009, he was elected to a two-year term on the Addison Town Council. Mr. Daseke served as Mayor Pro Tempore of Addison, Texas in 2010. Mr. Daseke was the Regional Winner of the Ernst & Young Entrepreneur of the Year Award in 2014. Mr. Daseke received his B.A. from DePauw University, an M.B.A. from the University of Chicago, Graduate School of Business, and the Presidents Program in Leadership from the Harvard Business School. Mr. Daseke is a Certified Public Accountant (retired). Because Mr. Daseke has served as a chief executive officer and a member of the board of directors of a number of companies and has significant experience in the transportation and logistics industry, Mr. Daseke is well-suited to serve on the Board of Directors.

Catharine Ellingsen has served as a member of the Board of Directors since April 2021. Ms. Ellingsen has been the Executive Vice President, Chief Legal Officer, Chief Ethics & Compliance Officer, Corporate Secretary of Republic Services, Inc., a national provider of recycling and non-hazardous solid waste services and environmental solutions (“Republic Services”), since June 2016. Prior to that, she served Republic Services as SVP, Human Resources from 2011 to June 2016 and VP, Deputy General Counsel from 2008 to 2011. Before joining Republic Services, Ms. Ellingsen served Allied Waste Industries, Inc. in a variety of roles, including VP, Deputy General Counsel and Director, Labor Relations, and practiced law at the law firms of Steptoe & Johnson LLP and Bryan Cave LLP. Since 2011, Ms. Ellingsen has served on the board of directors of Nebraska Distributing Company, including as chairperson since 2016, and since 2008, she has served on the board of directors of Bunker Hill Group. Ms. Ellingsen received her B.A. from Wheaton College and a J.D. from Washington College of Law, The American University. She also attended the Advanced Human Resources Executive Program at the University of Michigan, Ross School of Business. Ms. Ellingsen was identified and recommended as a potential board candidate by a non-management director of the Company. Because of her expertise in human capital management, labor relations, corporate governance, enterprise risk management, ethics and compliance, we believe Ms. Ellingsen is well-suited to serve as a member of the Board of Directors.

Grant Garbers has served as a member of the Board of Directors since January 2021. Mr. Garbers has been a Managing Director of Harrison Co., a middle-market investment banking firm, since June 2020, responsible for sourcing merger and acquisition opportunities as well as advising on the transaction strategy, company positioning, buyer rationale, financing risks, transaction structure, and valuation and the purchase documents in conjunction with legal counsel. Before that, Mr. Garbers spent the past 13 years with Capstone Headwaters and its predecessor company Headwaters MB as a Managing Director in its Industrial Technology Practice with the same responsibilities. Mr. Garbers has served both private and public companies across diverse industries such as transportation, medical, consumer products, and industrial technology. Mr. Garbers started his career in risk management at Fred S. James before entering the financial services sector. Mr. Garbers served as an independent director of Roadmaster Group, Inc. from 2010 to December 2017 when it was acquired by the Company. Mr. Garbers holds a B.B.A. degree from The University of Georgia and completed the Mergers and Acquisitions Executive Education Program at the Wharton School of Business. Mr. Garbers was identified and recommended as a potential board candidate by a security holder. Because of his years of investment and structuring experience, including in the transportation industry, and his risk management background, we believe Mr. Garbers is well-suited to serve as a member of the Board of Directors.

Daniel J. Hennessy has served as a member of the Board of Directors since 2017. Mr. Hennessy is the founder and managing member of Hennessy Capital LLC and the Chairman and CEO of Hennessy Capital Acquisition Corp. IV (NASDAQ: HCACU), a special purpose acquisition company which he formed and which went public in March 2019. Mr. Hennessy was also the Chairman and CEO of Hennessy’s first three special purpose acquisition companies: Hennessy Capital Acquisition Corp. I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), Hennessy Capital Acquisition Corp. II, which merged with Daseke, Inc. in February 2017, and Hennessy Capital Acquisition Corp. III, which merged with NRC Group Holdings (NYSE: NRCG) in October 2018. Mr. Hennessy now serves as Vice Chairman of the Company and an Independent Director at NRC Group Holdings. Mr. Hennessy was also a Partner at CHS Capital LLC (f/k/a Code Hennessy & Simons LLC), a middle market private equity investment firm he co-founded in 1988 and led its investments in industrial, infrastructure and energy businesses. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. We believe his background and skill set make Mr. Hennessy well-suited to serve as a member of the Board of Directors.

Charles “Chuck” F. Serianni has served as a member of the Board of Directors since May 2019. Mr. Serianni has served as the Special Advisor to the CEO of Republic Services, a national provider of recycling and non-hazardous solid waste services and environmental solutions, since June 2020. Prior to that role, Mr. Serianni served Republic Services as the Executive Vice President, Chief Financial Officer from August 2014 to June 2020 and Vice President and Controller, West Region from July 2013 to August 2014. He also served Republic Services as Assistant Controller and progressed to Senior Vice President, Chief Accounting Officer of Republic Services during the period from June 1998 to July 2013 and as Accounting Operations Director of Republic Services (Auto Nation) from 1997 to 1998. Prior to his work with Republic Services, Mr. Serianni served as Accounting Operations Director for Sunglass Hut International, Inc. and as a Manager, Accounting and Auditing Services for Deloitte & Touche LLP, an international accounting firm. Mr. Serianni holds a bachelor’s degree in Accounting and Finance from the University of Dayton and he is a member of the American Institute of Certified Public Accountants. Mr. Serianni brings to the Board extensive financial expertise overseeing financial analysis and planning, accounting, treasury, investor relations, internal audit and tax functions. Mr. Serianni also brings experience in overseeing the strategic development of complex corporations, as well as experience overseeing effective cyber and technology systems and protocols. We believe his background and skill set make Mr. Serianni well-suited to serve as a member of the Board of Directors.

Jonathan Shepko has served as a member of the Board of Directors since February 2017. Mr. Shepko is a Co-founder and Managing Partner of Stonehollow Capital Partners, which makes direct equity investments in private companies across the United States. Prior to founding Stonehollow in January 2019, from 2014 to 2018, Mr. Shepko served as a Managing Partner of EF Capital Management, LP, the investment arm of a substantial single-family office, which largely focused on direct equity and direct debt investments, in both public and private companies, across the United States. During his tenure with EF Capital, Mr. Shepko served in various Board and management capacities of the firm’s portfolio investments. Prior to founding EF Capital, Mr. Shepko was a Managing Director with Ares Management (~$100B AUM), where he focused on originating and structuring debt financings in the energy industry. From 2009 until 2014, Mr. Shepko co-headed, and served as Managing Director of, CLG Energy Finance (an affiliate of Beal Bank), which focused on providing senior-stretch and uni-tranche facilities to the energy and infrastructure industries. Prior to forming CLG Energy Finance, Mr. Shepko was a Vice President with EnCap Investments, LP, where his responsibilities included originating, structuring and managing private equity investments in the oil and gas sector, while also serving on the boards of several of these companies. Collectively, Mr. Shepko has underwritten and managed nearly $2 billion in direct equity and debt financings, spanning multiple industries, including investments in high-growth, as well as mature companies. Mr. Shepko graduated magna cum laude with a degree in Finance from Texas A&M University. Because of his years of investment and structuring experience, and his knowledge of management and operations, as well as his meaningful experience on the board of directors of other companies, we believe Mr. Shepko well-suited to serve as a member of the Board of Directors.

Ena Williams has served as a member of the Board of Directors since May 2019. Ms. Williams has served as the Chief Operating Officer of Casey’s General Stores, Inc., a Fortune 500 company operating over 2,200 convenience stores in 16 states, since June 2020. Prior to this, from January 2019 to March 2020, she served as the Chief Executive Officer and member of the board of directors of National HME, Inc., a technology enabled hospice medical equipment provider. Prior to that role, for 7-Eleven, Inc., a global chain of convenience stores, she served as the Senior Vice President and Head of International from 2015 to February 2018; the Senior Vice President, West Region Operations from 2011 to 2015; and the Vice President, Southwest Division from 2008 to 2011. Also, Ms. Williams held a number of positions in the operations, retail and planning functions of Mobil Oil Corporation and ExxonMobil Corporation from 1991 to 2008. Ms. Williams currently serves on the board of advisors for the Robert B. Rowling Center for Business Law & Leadership, SMU Dedman School of Law. She also serves on the board of directors for Children International. Ms. Williams holds a master’s degree in Business Administration from The Wharton School of the University of Pennsylvania and a bachelor’s degree in Economics and African-American Studies from the University of Virginia. Ms. Williams brings to the Board deep experience managing P&L, executing strategic initiatives and providing data-driven analysis at large corporations across multiple industries with a focus on efficient operations and people leadership. We believe her background and skill set make Ms. Williams well-suited to serve as a member of the Board of Directors.

Executive Officers

The executive officers of the Company, as of April 30, 2021, are as follows:

Name	Position	Age
Jonathan Shepko	Interim Chief Executive Officer	43
Jason Bates	Executive Vice President, Chief Financial Officer and Treasurer	43
Rick Williams	Executive Vice President and Chief Operating Officer	55
Soumit Roy	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary	45

Jonathan Shepko’s biographical information is set forth under “—Directors” above.

Jason Bates has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2020. Before joining the Company, Mr. Bates most recently served as Executive Vice President and Chief Financial Officer of USA Truck Inc., a North American truckload carrier and logistics brokerage provider, a position he had held since May 2017. Prior to that, Mr. Bates served as Vice President of Finance, and Investor Relations Officer of Swift Transportation Company, a multi-faceted transportation services company (“Swift”), from December 2010 to April 2017. Mr. Bates joined Swift in 2003, and during his tenure, served in various financial leadership roles, including responsibility for financial planning and analysis, business and data analytics, strategic reporting, business intelligence, revenue and transactional services, treasury, and investor relations. Prior to his appointment as Vice President of Finance and Investor Relations Officer, he served as Swift’s Vice President and Assistant Treasurer. Prior to Swift, he served in a variety of finance and accounting leadership roles for Honeywell International. Mr. Bates completed his Bachelor of Science degree in business at Brigham Young University, and obtained his Master’s degree in business administration from Arizona State University.

Rick Williams has served as our Executive Vice President and Chief Operating Officer since May 2020. From 1992 until his appointment as Chief Operating Officer of the Company, Mr. Williams served as Chief Executive Officer and Chief Operating Officer of Central Oregon Truck Company (“COTC”), a North American truckload carrier and logistics service provider and a subsidiary of the Company that Mr. Williams co-founded in 1992. Prior to that, Mr. Williams served as General Manager of a family run truckload carrier from 1986 to 1992. Mr. Williams is an active member of the Truckload Carriers Association (TCA) and the American Trucking Associations (ATA). He has worked in the trucking industry for over 34 years and has served in every operational role within the industry.

Soumit Roy has served as our General Counsel since he joined the Company in September 2017 and also became our Chief Legal Officer and Corporate Secretary in September 2019 and an Executive Vice President in April 2020. Prior to joining the Company, Mr. Roy was an Attorney at Ferguson Braswell Fraser Kubasta PC, a law firm, from July 2013 to August 2017, where he represented clients on various matters including corporate governance, securities law, compliance, corporate acquisitions and transactions and intellectual property. From May 2008 to June 2013, Mr. Roy was a Chief Transactional Counsel at Whole Foods Market, and from 2004 to 2008, he served as a Corporate Counsel at Expedia Inc. Mr. Roy received a B.S. in Molecular Biology and Biochemistry from the University of Texas at Austin and a J.D. from the University of Texas School of Law.

Board Representation Agreements

The Lyons Agreement

On December 23, 2020, the Company entered into a board representation agreement (the “Lyons Agreement”) with Lyons Capital, LLC, The Lyons Community Property Trust, dated June 15, 1979 and Phillip N. Lyons (collectively with their respective affiliates, the “Lyons Investors”) and Mr. Garbers. The Lyons Investors beneficially owned approximately 5% of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), in the aggregate as of the date of the Lyons Agreement. Pursuant to the Lyons Agreement, the Board appointed Mr. Garbers to the Board and to the Corporate Governance and Nominating Committee of the Board (the “Corporate Governance and Nominating Committee”), effective January 1, 2021.

Also pursuant to the Lyons Agreement, prior to the Lyons Termination Date (as defined below), the Company will, with respect to any annual meeting of the Company’s stockholders include Mr. Garbers or any replacement representative mutually agreed upon by the Company and the Lyons Investors pursuant to the Lyons Agreement (the “Lyons Investor Representative”) in its proxy materials as a director nominee proposed by the Board, recommend the Lyons Investor Representative’s election to the Company’s stockholders and solicit proxies in favor of the Lyons Investor Representative’s election.

With certain exceptions relating to breaches of the Lyons Agreement, the Lyons Agreement terminates after the Company or the Lyons Investors deliver a notice of termination at any time after the date of the Company’s second annual meeting of stockholders following the date of the Lyons Agreement (the “Earliest Lyons Termination Date”), subject to the terminating party providing at least 30 days’ advance notice (the effective date of such termination, the “Lyons Termination Date”). However, if the Company notifies the Lyons Investors and the Lyons Investor Representative before the Earliest Lyons Termination Date that the Board will re-nominate the Lyons Investor Representative at the Company’s next annual meeting of stockholders, then the Earliest Lyons Termination Date would be automatically extended to the date of the Company’s next annual meeting of stockholders. The Lyons Investor Representative has agreed to immediately tender his resignation as a director of the Company, which the Board may accept or reject in its sole discretion, upon the earliest of the following: (i) the Lyons Termination Date; (ii) the sale or other transfer by the Lyons Investors of the Common Stock that results in the Lyons Investors’ net long ownership of the Common Stock falling below 80% of their ownership net long aggregate ownership of the Common Stock as of the date of the Lyons Agreement, with certain adjustments and exceptions as set forth in the Lyons Agreement; and (iii) the Lyons Investors’ failure to cure a material breach of the Lyons Agreement pursuant to the Lyons Agreement.

The Don R. Daseke Agreement

On December 23, 2020, the Company entered into a board agreement (the “Don R. Daseke Agreement”) with The Walden Group, Inc. and Don R. Daseke (collectively with their respective affiliates, the “Don R. Daseke Investors”). The Don R. Daseke Investors beneficially owned approximately 28% of the Common Stock in the aggregate as of the date of the Don R. Daseke Agreement. Pursuant to the Don R. Daseke Agreement, prior to the Don R. Daseke Termination Date (as defined below), the Company will, with respect to any annual meeting of stockholders, include Mr. Daseke in its proxy materials as a director nominee proposed by the Board, recommend his election to the Company’s stockholders and solicit proxies in favor of his election.

With certain exceptions relating to breaches of the Don R. Daseke Agreement, the Don R. Daseke Agreement terminates after the Company or the Don R. Daseke Investors deliver a notice of termination at any time after the date of the Company’s second annual meeting of stockholders following the date of the Don R. Daseke Agreement, subject to the terminating party providing at least 30 days’ advance notice (the effective date of such termination, the “Don R. Daseke Termination Date”); provided, however, that in the event that the Don R. Daseke Investors sell or otherwise transfer their shares of the Common Stock in any transaction that would result in the Don R. Daseke Investors’ net long aggregate ownership of the Common Stock falling below 30% of the Don R. Daseke Investors’ net long aggregate ownership of the Common Stock as of the date of the Don R. Daseke Agreement, with certain adjustments and exceptions as set forth in the Don R. Daseke Agreement, without the prior written approval of the Board, the Company’s obligations to the Don R. Daseke Investors pursuant to the Don R. Daseke Agreement will terminate immediately.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and The Nasdaq Stock Market, LLC Listing Rules (the “NASDAQ Listing Rules”). The members of the Audit Committee of the Board (the “Audit Committee”) are Messrs. Bonner, Hennessy and Serianni. Each member of the Audit Committee is financially literate. In addition, the Board of Directors has determined that each member of the Audit Committee meets the additional independence standards set forth in the NASDAQ Listing Rules applicable to members of audit committees. The Board has also determined that Mr. Serianni qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, as amended, requires our officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 all required Section 16 reports were timely filed during 2020 by our directors, executive officers and beneficial owners of more than 10% of the Common Stock, except that Mr. Bonner filed a Form 5 on February 12, 2021 to report two transactions relating to the vesting of a prior restricted stock unit award that were required to be reported by September 8, 2020, Mr. Roy filed a Form 5 on February 12, 2021 to report two equity awards that were required to be reported by April 30, 2020 and Mr. Williams filed a Form 4 on May 12, 2020 to report two equity awards that were required to be reported by May 8, 2020.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. A copy of the code of ethics is available free of charge on the Investors section of our website at http://www.daseke.com. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the code of ethics applicable to such persons by posting such information on our website.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our rationale and policies with regard to the compensation of the executive officers who are our “Named Executive Officers” or “NEOs” for 2020 and is intended to provide investors with the material information necessary for understanding our compensation policies and decisions regarding our NEOs as well as providing context for the tabular disclosure provided in the executive compensation tables below. Our NEOs for 2020 are anyone who served as our principal executive officer during 2020 and our two most highly compensated executive officers who were serving at the end of 2020 other than our principal executive officer.

For 2020, our NEOs were:

Name	Principal Position
Chris Easter	Former Chief Executive Officer(1)
Jason Bates	Executive Vice President, Chief Financial Officer and Treasurer(2)
Rick Williams	Executive Vice President and Chief Operating Officer(3)

(1)	Mr. Easter was appointed to be our interim Chief Executive Officer effective as of August 15, 2019 and our Chief Operating Officer effective as of January 16, 2019. On February 7, 2020, the Board promoted Mr. Easter to Chief Executive Officer of the Company, effective as of such date. Mr. Easter also served as the Company’s principal financial officer from September 6, 2019 until April 27, 2020, when Mr. Bates began to serve as the Company’s principal financial officer. Mr. Easter resigned from his position as our Chief Executive Officer effective December 31, 2020.

(2)	Mr. Bates was appointed to be our Executive Vice President, Chief Financial Officer and Treasurer on April 20, 2020.

(3)	Mr. Williams was appointed to be our Executive Vice President and Chief Operating Officer on May 6, 2020.

Compensation Overview

Our executive compensation program has been designed to attract and retain individuals with the background and skills necessary to successfully execute our strategy in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interests with those of our stockholders, and to reward success in reaching such goals. We use three primary elements of compensation to fulfill that design: base salaries, annual cash bonuses, and long-term equity incentive awards. Cash bonuses and equity incentives (as opposed to base salary) represent the performance-driven elements of our compensation program. They are also flexible in application and can be tailored to meet our objectives. The determination of each individual’s cash bonus reflects our belief as to the NEO’s relative contribution to achieving or exceeding annual goals. The determination of each NEO’s specific long-term incentive awards, which for 2020 consisted of stock options and performance-based restricted stock units (“PSUs”) with multi-year vesting periods, is based on his expected long-term contributions. We believe that providing our NEOs with long-term incentive awards in the form of equity compensation such as stock options and PSUs further aligns the interests of our NEOs with the long-term interests of our stockholders because the value of such awards to our NEOs is directly tied to the value of the Common Stock.

We also provide a basic benefits package generally to all employees, including our NEOs, which includes a company-sponsored 401(k) plan and health, disability and life insurance.

Leadership Transitions

Beginning in the second half of 2019, with approval by the Board, the Company initiated and began executing on several actions intended to stabilize and improve our long-term performance, which included several management team transitions. The changes in the Company’s management team in 2020 include the following:

•	On February 7, 2020, the Board promoted Mr. Easter to Chief Executive Officer of the Company, effective as of such date. Mr. Easter continued to serve as the Company’s Chief Operating Officer and principal financial officer until those roles were later filled by Messrs. Williams and Bates, respectively.

•	On April 2, 2020, the Company and Angie Moss entered into a transition and separation agreement that provides for her termination from the position of Senior Vice President and Chief Accounting Officer, which became effective on May 29, 2020.

•	On April 20, 2020, Mr. Bates was appointed Executive Vice President, Chief Financial Officer and Treasurer of the Company.

•	On May 6, 2020, Mr. Williams was appointed Executive Vice President and Chief Operating Officer of the Company.

•	On August 15, 2020, Mr. Bonner resigned as Executive Chairman of the Board. Mr. Bonner continues to serve as a Director of the Company, and in connection with his resignation as Executive Chairman of the Board, the Board elected Mr. Bonner as Chairman of the Board.

•	On December 30, 2020, Mr. Easter notified the Company of his retirement as Chief Executive Officer and director of the Company, effective December 31, 2020.

•	Also on December 30, 2020, the Board appointed Mr. Shepko as Interim Chief Executive Officer, effective January 1, 2021.

Elements of 2020 Compensation

We strive to recruit individuals who will support the Company’s mission and values. To accomplish this overarching goal, the Company’s executive compensation philosophy aims to properly motivate management with an easy-to-comprehend compensation package that seeks to provide our NEOs with base salaries, annual cash bonuses, and long-term equity-based compensation awards. Our NEOs also receive certain retirement, health, welfare, and additional benefits as described below.

Compensation Elements	Characteristics	Primary Objective
Base salary	Fixed annual cash compensation. Salaries may be increased from time to time by the Compensation Committee based on our NEOs’ responsibilities and performance.	Designed to be stable component of compensation; recognize performance of job responsibilities; attract and retain talented NEOs.
Cash bonuses	Performance-based annual cash incentive reflective of the achievement of core financial and strategic objectives (paid pursuant to our NEOs’ employment agreements except as otherwise noted below).	Encourage focus on short-term performance goals that serve as the basis for long-term performance and stockholder value creation; reward achievement of those goals.
Long-term equity incentives	Equity-based compensation awards designed to incentivize executives to deliver long-term financial performance and stockholder value, while also providing a retention vehicle for top executive talent. For 2020, long-term equity incentive awards consisted of stock options that are subject to a three-year vesting period and performance-based restricted stock units that are subject to the achievement of specified performance hurdles and a three-year vesting period. The exercise price of the options is equal to the fair market value of a share of Common Stock on the date of grant.	Designed to incentivize executives to deliver long-term financial performance and stockholder value, retain, top executive talent, and align executive interests with stockholder interests.
Retirement savings 401(k) plan	Qualified 401(k) retirement plan benefits are available for our NEOs and all other full-time employees.	Provide an opportunity for tax-efficient retirement savings.
Health and welfare benefits	Health and welfare benefits are available to our NEOs and other full-time employees.	Provide benefits to meet the health and welfare needs of our employees and their families.

Compensation Best Practices

The Company maintains compensation arrangements intended to enhance returns to stockholders and include sound corporate governance features. We have listed below some of the more significant governance practices that we have adopted and the practices we have avoided, which we believe promote responsible pay and governance principles and alignment with stockholder interests.

	What We Do		What We Do Not Do
•	Utilize an independent compensation consultant	•	Provide excessive severance greements or tax gross-up payments to executives
•	Utilize a peer group of companies based on the Company’s industry, size, and other factors to provide a reference point on compensation determinations	•	Allow directors or officers to hedge Company stock or pledge Company stock as collateral for a loan except in certain limited circumstances pre-approved by our Chief Legal Officer, who will approve such request only if such person clearly demonstrates the ability to repay the loan without selling stock
•	Utilize a balanced approach to compensation, which combines fixed and variable, short-term and long-term, and cash and equity	•	Provide excessive perquisites to our executives
•	Maintain a competitive compensation package designed to attract, motivate and retain and reward experienced and talented executive officers	•	Utilize compensation practices that involve excessive or unnecessary risk-taking
•	Ensure cliff vesting for portion of equity awards to align with stockholder interests	•	Allow directors or officers to engage in speculative trading of Company stock
•	Utilize different financial metrics for short-term and long-term compensation programs	•	Allow ratable vesting for all equity awards
		•	Have the same financial metrics for short-term and long-term compensation programs

Advisory Vote on Executive Compensation and Advisory Vote on the Frequency of Future Advisory Votes on Executive Compensation

We held an advisory vote on the compensation of our NEOs (sometimes referred to as the “say-on-pay” vote) and an advisory vote on the frequency of future say-on-pay votes (sometimes referred to as the “say-on-frequency” vote) at our 2019 annual meeting. At our 2020 annual meeting of stockholders, approximately 24% of the advisory votes cast voted to approve the compensation for our NEOs. As a result of such vote, the Compensation Committee engaged in conversations with two stockholders who were identified as not approving the compensation of our NEOs at our 2020 annual meeting of stockholders and who in the aggregate held approximately 73% of the votes cast against the compensation for our NEOs at such meeting. Directors and members of the Compensation Committee entered into an open dialogue with such stockholders, listening to their concerns and holding extensive discussions related compensation philosophy and the compensation of our NEOs. Subsequently, such stockholders have expressed that they would now approve the compensation of our NEOs, and therefore the Compensation Committee did not make any specific changes as a result of the vote.

We will continue to consider the outcome for our “say-on-pay” votes and stockholder views annually when making future compensation decisions for our executive officers.

Process for Determining Executive Compensation

The Compensation Committee has overall responsibility for approving and evaluating the director and officer compensation plans, policies and programs of the Company. The Compensation Committee uses several different tools and resources in reviewing elements of executive compensation and making compensation decisions, including our compensation consultant noted below. These decisions, however, are not purely formulaic and the Compensation Committee exercises judgment and discretion as appropriate, taking into consideration our financial results, culture, goals, and initiatives and whether each particular element provides an appropriate incentive and reward for performance that sustains and enhances long-term stockholder value. Included in these considerations is an assessment of the executive officer’s current total compensation, leadership, integrity, individual performance, prospect for future performance, years of experience, skill set and contributions to our financial results and the creation of stockholder value. The Compensation Committee considers input from our CEO in making determinations regarding our executive compensation program and the individual compensation of each executive officer, other than our CEO. Our CEO and management also provide information to the Compensation Committee regarding the performance of the Company for the determination of annual bonuses and long-term equity awards. The Compensation Committee makes the final determination of NEO compensation. Our CEO makes no recommendations regarding, and does not participate in discussions about, his own compensation.

The Compensation Committee retained the Rewards Solutions practice of Aon plc, an independent compensation consultant, to assist the Compensation Committee in assessing and determining executive compensation for 2020. In 2020, Aon plc assisted the Compensation Committee by providing competitive compensation data to assist in pay determinations, assessing the design of our short-term and long-term incentive programs, providing information on trends in executive compensation and governance, and advising on compensation to provide executives in connection with the transition in Company leadership. The Compensation Committee took into account the information provided by Aon plc to determine executive compensation for 2020.

On an annual basis, the Compensation Committee reviews and discusses compensation data for our CEO and our other NEOs as compared to compensation data for similarly situated executive officers at peer companies selected and recommended by the compensation consultant and approved by the Compensation Committee. The compensation consultant recommends peer companies that are similar in size (as measured by revenues and EBITDA) and have similar lines of business to the Company (i.e., transportation and logistics companies) and/or have experienced significant growth over multiple years (i.e., high-growth industrial companies). The Compensation Committee believes the comparator group is appropriate because it reflects the Company’s market for executive talent and customers and is aligned with the Company’s scope of operations and complexity.

The Compensation Committee worked with Aon plc to develop our compensation peer group in late 2017 using the factors noted. On an annual basis, the compensation consultant and Compensation Committee review the appropriateness of the peer group. In advance of 2020 compensation determinations, the Compensation Committee and Aon plc reviewed the composition of the peer group and determined that the companies comprising the peer group continued to be appropriate for pay level, pay design, and performance purposes. Accordingly, no changes were made by the Compensation Committee to the peer group for 2020. The following companies comprised the 2020 peer group: Werner Enterprises, Inc., Roadrunner Transportation Systems, Inc., Atlas Air Worldwide Holdings, Inc., Echo Global Logistics, Inc., Saia, Inc., Universal Logistics Holdings, Inc., Knight-Swift Transportation Holdings Inc., Forward Air Corporation, Air Transport Services Group, Inc., Marten Transport, Ltd., Covenant Transportation Group, Inc., Heartland Express, Inc., Spirit Airlines, Inc., The Middleby Corporation, The Greenbrier Companies, Inc., Aerojet Rocketdyne Holdings, Inc., Cornerstone Building Brands, Inc., HEICO Corporation, Allegiant Travel Company, Patrick Industries, Inc., Apogee Enterprises, Inc., Argon, Inc., NN, Inc., Lydall, Inc., Astronics Corporation, and Trex Company, Inc.

Changes to Our Program in 2020

In late 2019 and early 2020, the Compensation Committee conducted an in-depth assessment of our executive compensation program to determine whether any changes were appropriate to help ensure that the program meets our goals of attracting, retaining, and motivating valuable executives, driving long-term stockholder value creation and financial performance that underpins that stockholder value creation, and aligning our executives’ financial interests with the success of the Company. In 2020, the Compensation Committee decided that our executive compensation program in its current form should be modified prospectively to better meet these objectives, and has accordingly implemented the following modifications:

•	Developed a compensation program that is more reflective of evolving market practices; for example, by providing market competitive annual and long-term incentive award opportunities tied to short-term and long-term financial performance and stockholder value creation;

•	Re-calibrated the mix of base salary, annual bonus opportunity and long-term incentive award opportunity for executives to rebalance (i) fixed vs. at-risk compensation and (ii) short-term vs. long-term compensation;

•	Streamlined performance metrics used in the annual incentive plan to drive the most critical behaviors and financial performance in distinct areas that are most closely aligned with business objectives and sustainable profitability, which ultimately ties to stockholder value creation; and

•	Fostered the achievement of long-term incentives by using a mix of performance-based awards and time-vested stock options to enhance the alignment of executive and stockholder interests, including the grant of performance shares that are earned based on the achievement of aggressive stock price hurdles plus continued employment, as well as stock options that only have value if there is stockholder value creation from the date of grant, as well as continued employment.

Agreements with Our Named Executive Officers

The Company was party to employment agreements with each of our three NEOs for 2020: Chris Easter, Jason Bates and Rick Williams. The employment agreements provide for compensatory payments and benefits upon certain termination events, including termination events following a change in control. In addition, the employment agreements provide for limited termination and change in control protections in connection with certain awards granted pursuant to the Incentive Plan. These provisions are intended to allow our NEOs to more objectively manage the Company and serve as a recruiting and retention tool. Pursuant to their employment agreements, our NEOs are subject to certain post-termination restrictions, including confidentiality, non-competition, and non-solicitation obligations. For a description of the terms of the employment agreements with each of our NEOs, please see the section below entitled “—Narrative to Summary Compensation Table.” For a more complete description of our obligations under the employment agreements in the event of a termination of employment or change in control, please see the section below entitled “—Potential Payments Upon Termination or Change in Control.”

Tax and Accounting Considerations

The Compensation Committee and the Company review and consider the tax, accounting, and securities law implications of our compensation programs.

Section 162(m)—When setting executive compensation, we consider many factors, such as attracting and retaining executives and providing appropriate performance incentives. We also consider the after-tax cost to the Company in establishing executive compensation programs, both individually and in the aggregate, but tax deductibility is not our sole consideration. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a federal income tax deduction to public companies for annual compensation over $1 million (per individual) paid to their chief executive officer, chief financial officer, and the next three most highly compensated executive officers (as well as certain other officers who were covered employees in years after 2016). The 2017 Tax Act eliminated most of the exceptions from the $1 million deduction limit, except for certain arrangements in place as of November 2, 2017. As a result, compensation payable to our NEOs in excess of $1 million per person in a year will generally not be fully deductible.

Accounting for Executive Compensation—Currently, we account for all equity-based compensation under the rules of the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). This rule requires us to estimate the expense of each equity award over the vesting period of the award and record it as such. We are also obligated to record cash-based awards as an expense at the time our payment obligation is accrued.

Executive Compensation

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2020 and 2019 concerning compensation of our NEOs.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Option awards ($)(2)	All other compensation ($)(3)	Total ($)
Chris Easter(4)	2020	685,417	190,000	445,686	353,410	3,311,400	4,985,913
Former Chief Executive Officer	2019	533,820	130,000	—	767,154	66,204	1,497,178
Jason Bates(5)	2020	315,341	75,000	229,215	222,129	250,000	1,091,685
Executive Vice President, Chief Financial Officer and Treasurer
Rick Williams(6)	2020	570,794	702,500	285,516	316,192	13,022	1,888,024
Executive Vice President and Chief Operating Officer

(1)	Amounts in the Bonus column reflect annual bonuses paid for year of performance. For 2020, the Compensation Committee and the Board conducted a holistic review of Company and individual NEO performance when determining annual bonuses, taking into account the Company’s stock value, acquisition accomplishments, and organic growth, as well as the individual contributions of each NEO. The Compensation Committee and the Board also took into account our commitments under individual employment agreements and separation agreements in the determination of 2020 annual bonuses, in each case as such agreements are described below under the heading “—Narrative to Summary Compensation Table.” For 2019, Mr. Easter did not receive an annual bonus, but did receive a $130,000 signing bonus. For 2020, Mr. Bates did not receive an annual bonus, but did receive a $75,000 signing bonus.

(2)	Amounts reflect the aggregate grant date fair value of stock awards and option awards granted to our NEOs, calculated in accordance with FASB ASC Topic 718. For additional information regarding the assumptions underlying this calculation, please see Note 13 to our consolidated financial statements, which is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See “—Narrative to Summary Compensation Table” below for additional information regarding these awards.

(3)	Reflects the following:

Name	Year	401(k) Company- matching contributions ($)	Accrued severance benefits ($)(a)	Relocation expenses ($)	Other ($)	Total ($)
Chris Easter	2020	11,400	3,300,000	—	—	3,311,400
	2019	5,417	—	60,787	—	66,204
Jason Bates	2020	—	—	250,000	—	250,000
Rick Williams(b)	2020	11,400	—	—	1,622	13,022

(a)	For Mr. Easter, includes the amount of severance received in connection with his retirement on December 31, 2020. For additional information regarding these benefits, please see “—Potential Payments Upon a Termination or Change in Control” below.

(b)	For Mr. Williams, includes $6,313 in 401(k) matching prior to becoming Chief Operating Officer and $1,622 received in connection with his private use of the Company plane.

(4)	Mr. Easter was appointed to be our Chief Operating Officer effective as of January 16, 2019, our interim Chief Executive Officer effective as of August 15, 2019, and our principal financial officer effective as of September 6, 2019. On February 7, 2020, the Board promoted Mr. Easter to Chief Executive Officer of the Company, effective as of such date. Beginning on April 27, 2020, Mr. Easter no longer served as our principal financial officer, due to the appointment of Mr. Bates to that position. Beginning on May 6, 2020, Mr. Easter no longer served as our Chief Operating Officer due to the appointment of Mr. Williams to that position. Effective December 31, 2020, Mr. Easter retired from his position as Chief Executive Officer.

(5)	Mr. Bates was appointed to be Executive Vice President, Chief Financial Officer and Treasurer effective as of April 20, 2020.

(6)	Mr. Williams was appointed to be Executive Vice President and Chief Operating Officer of the Company effective as of May 6, 2020. The amounts listed represent the aggregate compensation received by Mr. Williams in 2020. Prior to his Chief Operating Officer appointment, Mr. Williams received $224,487 in salary payments and $7,935 in other compensation.

Narrative to Summary Compensation Table

Employment Agreement and Separation Agreement with Mr. Easter

We entered into an employment agreement with Mr. Easter in January 2019, which provided for an initial five-year term and that the agreement would be automatically extended for successive one-year periods unless either party provided written notice of termination at least 60 days prior to the date the then-current employment term would otherwise end. The employment agreement initially provided for an annual salary of at least $525,000, which was amended effective August 15, 2019 to $650,000 in connection with Mr. Easter undertaking the roles of interim Chief Executive Officer and principal financial officer. Mr. Easter was entitled to a target annual cash bonus opportunity of at least $175,000, with the ability to be greater than or less than the target amount based upon the attainment of performance goals and milestones determined by the Compensation Committee. The employment agreement also provided for a payment of $130,000, which served as a reimbursement for any lost bonus compensation as a result of Mr. Easter leaving his previous employer. Mr. Easter was also entitled to an initial grant of stock options covering 350,000 shares of Common Stock that vest in five equal installments on each of the first five annual anniversaries of the grant date.

In April 2020, we entered into an amended and restated employment agreement with Mr. Easter, which provided, among other things: (i) Mr. Easter will continue to serve as the Chief Executive Officer of the Company and will perform the duties assigned to him by, and will report to, the Board; (ii) Mr. Easter’s employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Easter will be entitled to an annualized base salary of $700,000; (iv) Mr. Easter will be eligible to earn an annual discretionary bonus with a target value of 100% of his base salary; and (v) Mr. Easter will be eligible to participate in the Incentive Plan, with a target annual award having a grant date fair value equal to 150% of Mr. Easter’s base salary, which for 2020 consisted entirely of non-qualified stock options to purchase up to 652,200 shares of Common Stock, with an exercise price of $1.38 per share that were scheduled to vest in three equal annual installments, subject to Mr. Easter’s continued employment (the “Easter 2020 Target Award”). Also in accordance with such agreement, Mr. Easter received a one-time equity award in 2020 (the “Easter Turn-Around Award”) consisting entirely of 755,400 PSUs that were eligible to vest at the end of a three-year performance period subject to the achievement of specified stock price hurdles and Mr. Easter’s continued employment. The Easter 2020 Target Award and the Easter Turn-Around Award were forfeited in connection with Mr. Easter’s separation agreement, the terms of which are described in more detail in the third paragraph below as well as in the section titled “—Potential Payments Upon Termination or Change in Control.”

Mr. Easter’s amended and restated employment agreement also enabled Mr. Easter to participate in the same incentive compensation and benefit plans in which other senior executives of the Company were eligible to participate.

Mr. Easter’s amended and restated employment agreement also contained a “clawback” provision that enabled the Company to recoup any amounts paid to Mr. Easter as incentive compensation under his amended and restated employment agreement if so required by applicable law, any applicable securities exchange listing standards or any clawback policy adopted by the Company. Mr. Easter’s amended and restated employment agreement did not provide for any tax gross-up payments. If amounts payable to Mr. Easter under his amended and restated employment agreement or otherwise exceeded the amount allowed under Section 280G of the Code for Mr. Easter (thereby subjecting Mr. Easter to an excise tax), then such payments due to Mr. Easter were either (i) to be reduced (but not below zero) so that the aggregate present value of the payments and benefits received by Mr. Easter is $1.00 less than the amount which would otherwise cause Mr. Easter to incur an excise tax under Section 4999 of the Code or (ii) be paid in full, whichever produced the better net after-tax position to Mr. Easter.

In December 2020, in connection with Mr. Easter’s retirement, we entered into a separation agreement with him pursuant to which, among other things, (i) Mr. Easter’s employment with the Company terminated on December 31, 2020; (ii) Mr. Easter agreed not to acquire any voting securities of the Company until after December 31, 2022; (iii) Mr. Easter agreed not nominate or recommend for nomination any person for election to the Board until after December 31, 2022; (iv) Mr. Easter agreed not to solicit proxies regarding the election or removal of directors until after December 31, 2022; (v) Mr. Easter agreed not to submit any proposal for consideration at, or bring any other business before, any stockholder meeting until after December 31, 2022; (vi) Mr. Easter agreed not to form, join or participate in any group with respect to any voting securities of the Company, in each case, without the Company’s prior approval until after December 31, 2022; and (vii) Mr. Easter agreed to decline any nomination, election or appointment to serve on the Board for a period of six years following the effective date of such separation agreement. The separation agreement also provided for severance benefits the terms of which are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.”

Employment Agreements with Messrs. Bates and Williams

In April 2020, we entered into an employment agreement with Mr. Bates, which provides, among other things: (i) Mr. Bates will serve as the Executive Vice President and Chief Financial Officer of the Company and will perform the duties assigned to him by the Board or the Chief Executive Officer or their respective designees; (ii) Mr. Bates’ employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Bates will be entitled to an annualized base salary of $450,000; (iv) Mr. Bates will be eligible to earn an annual discretionary bonus with target value of 75% of his base salary; (v) Mr. Bates will be eligible to participate in the Incentive Plan, with a target annual award having a grant date fair value equal to 80% of Mr. Bates’ base salary, which for 2020 consisted entirely of non-qualified stock options to purchase up to 223,600 shares of Common Stock, with an exercise price of $1.38 per share that are scheduled to vest in three equal annual installments, subject to Mr. Bates’ continued employment (the “Bates 2020 Target Award”); (vi) Mr. Bates will receive a one-time equity award in 2020 (the “Bates Turn-Around Award”) consisting entirely of 388,500 PSUs that are eligible to vest at the end of a three-year performance period subject to the achievement of specified stock price hurdles and Mr. Bates’ continued employment.; (vii) Mr. Bates will receive a one-time award of non-qualified stock options to purchase up to 186,300 shares of Common Stock, with an exercise price of $1.38 per share that are scheduled to vest in three equal annual installments, subject to Mr. Bates’ continued employment (the “Bates Make-Whole Award”); (vii) Mr. Bates will be entitled to receive a sign-on award in the form of a one-time cash payment of $75,000; and (ix) Mr. Bates will be entitled to a one-time cash payment of $250,000 to serve as a signing bonus that can be used to assist with relocation expenses. The Bates 2020 Target Award, the Bates Turn-Around Award, and the Bates Make-Whole Award also provide for accelerated vesting of outstanding awards under limited circumstances, which are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.”

In May 2020, we entered into an employment agreement with Mr. Williams, which provides, among other things: (i) Mr. Williams will serve as the Executive Vice President and Chief Operating Officer of the Company and will perform the duties assigned to him by the Board or the Chief Executive Officer or their respective designees; (ii) Mr. Williams’ employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Williams will be entitled to an annualized base salary of $525,000; (iv) Mr. Williams will be eligible to earn an annual discretionary bonus with target value of 75% of his base salary; (v) Mr. Williams will be eligible to participate in the Incentive Plan, as amended, with a target annual award having a grant date fair value equal to 80% of Mr. Williams’ base salary, which for 2020 consisted entirely of non-qualified stock options to purchase up to 260,900 shares of Common Stock, with an exercise price of $1.41 per share that are scheduled to vest in three equal annual installments, subject to Mr. Williams’ continued employment (the “Williams 2020 Target Award”); (vi) Mr. Williams will receive a one-time equity award in 2020 (the “Williams Turn-Around Award”) consisting entirely of 453,200 PSUs that are eligible to vest at the end of a three-year performance period subject to the achievement of specified stock price hurdles and Mr. William’s continued employment; and (vii) Mr. Williams will receive a one-time grant of non-qualified stock options to purchase up to 310,600 shares of Common Stock, with an exercise price of $1.41 per share that are scheduled to vest in three equal annual installments, subject to Mr. Williams’ continued employment (the “Williams Promotion Award”); and (viii) Mr. Williams will be entitled to receive a $300,000 retention award in cash if his employment agreement has not been terminated as of May 6, 2023. The Williams 2020 Target Award, the Williams Turn-Around Award, and the Williams Promotion Award also provide for accelerated vesting of outstanding awards under limited circumstances, which are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.” If the Incentive Plan does not contain a sufficient number of shares under the Williams 2020 Target Award, the Williams Turn-Around Award, and the Williams Promotion Award, the awards will be settled in cash.

Messrs. Bates and Williams are able to participate in the same incentive compensation and benefit plans in which other senior executives of the Company are eligible to participate.

Also pursuant to the terms of their employment agreements, Messrs. Bates and Williams are entitled to severance payments in certain limited circumstances. Severance benefits to be provided under the employment agreements are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.”

The employment agreements with Messrs. Bates and Williams contain a “clawback” provision that enables the Company to recoup any amounts paid to an executive as incentive compensation under his or her employment agreement if so required by applicable law, any applicable securities exchange listing standards or any clawback policy adopted by the Company. None of the employment agreements with Messrs. Bates and Williams provide for any tax gross-up payments. If amounts payable to Messrs. Bates or Williams under their employment agreements or otherwise exceed the amount allowed under Section 280G of the Code for such executive (thereby subjecting the executive to an excise tax), then such payments due to Messrs. Bates or Williams under their employment agreements will either (i) be reduced (but not below zero) so that the aggregate present value of the payments and benefits received by the executive is $1.00 less than the amount which would otherwise cause Messrs. Bates or Williams to incur an excise tax under Section 4999 of the Code or (ii) be paid in full, whichever produces the better net after-tax position to the executive.

Outstanding Equity Awards At Fiscal Year-End Table

The following table reflects information regarding outstanding equity-based awards held by our NEOs as of December 31, 2020.

	Option awards						Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)		Market value of shares or units of stock that have not vested ($)(2)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(1)		Equity Incentive plan awards: Market value of unearned shares, units or other rights that have not vested ($)(2)
Chris Easter	1/16/2019	70,000	—		3.83	1/16/2029	—		—	—		—
	9/06/2019	79,545	—		2.20	9/06/2029	—		—	—		—
Jason Bates(3)	4/20/2020	—	223,600	(4)	1.38	4/20/2030	—		—	—		—
	4/20/2020	—	—		—	—	259,000	(5)	1,504,790	129,500	(6)	752,395
	4/20/2020	—	186,300	(4)	1.38	4/20/2030	—		—	—		—
Rick Williams	5/06/2020	—	260,900	(4)	1.41	5/06/2030	—		—	—		—
	5/06/2020	—	—		—	—	302,133	(5)	1,755,393	151,067	(6)	877,699
	5/06/2020	—	310,600	(4)	1.41	5/06/2030	—		—	—		—

(1)	The treatment of these awards upon certain employment termination and change in control events is described under “—Potential Payments Upon Termination or Change in Control” below.

(2)	Calculated based on the closing price for the Common Stock on December 31, 2020, which was $5.81.

(3)	The awards granted to Mr. Bates constitute “employment inducement grants” under NASDAQ Listing Rule 5635(c)(4).

(4)	Options are scheduled to vest in three equal installments on the first three anniversaries of the grant date, subject to continued service through each applicable vesting date.

(5)	PSUs are subject to time- and performance-based vesting conditions. PSUs will time vest at the end of a three-year performance period, subject to continued service. PSUs reported in this column have performance-vested since the Common Stock equaled or exceeded two of the three specified performance hurdles for 20 trading days out of 30 consecutive trading days during the three-year performance period; specifically, 33.33% of the PSUs performance vested upon the achievement of a $4 performance hurdle and 33.33% of the PSUs performance vested upon the achievement of a $6 performance hurdle.

(6)	PSUs are subject to time- and performance-based vesting conditions. PSUs will time vest at the end of a three-year performance period, subject to continued service. PSUs reported in this column will performance-vest if the Common Stock equals or exceeds a specified performance hurdle for any 20 trading days out of 30 consecutive trading days during the three-year performance period; specifically 33.34% of the PSUs will vest upon the achievement of a $9 performance hurdle.

Potential Payments Upon Termination or Change in Control

The following descriptions are not intended to be a comprehensive summary of the employment agreements and are qualified in its entirety by reference to such agreements, which are on file with the SEC.

Separation Agreement with Mr. Easter

As described above in the section entitled “—Narrative to Summary Compensation Table” we have entered into a separation agreement with Mr. Easter on December 30, 2020, which provided Mr. Easter with separation benefits in connection with his retirement. Mr. Easter’s separation agreement provides that Mr. Easter will receive, among other things, (i) his regular annual base salary through December 31, 2020; (ii) an annual bonus for 2020 in the gross amount of $1.4 million; and (iii) in exchange for Mr. Easter’s waiver of any claim in relation to the unvested portion of any outstanding equity awards, four equal payments of $475,000 on each of June 30, 2021, December 31, 2021, June 30, 2022, and December 31, 2022.

Mr. Easter’s separation agreement also includes a customary release of claims by him (on behalf of himself and his agents, spouse, heirs, executors, successors and assigns) in favor of the Company and its affiliates, and Mr. Easter’s eligibility and entitlement, if any, to the severance payments and any other payments and benefits described therein is subject to the non-revocation of such release of claims. In addition, Mr. Easter’s separation agreement provides that Mr. Easter shall remain subject to general confidentiality obligations in his amended and restated employment agreement as well as noncompetition and non-solicitation restrictions for a period of 24 months following December 31, 2020. Mr. Easter’s separation agreement also includes a release of claims by the Company (on behalf of itself and its subsidiaries, successors and assigns) in favor of Mr. Easter, his agents, spouse, heirs, executors, successors and assigns related to or arising from Mr. Easter’s employment with the Company, the cessation thereof and Mr. Easter’s amended and stated employment agreement, based on facts known by the Board, or facts that the Board should have known upon reasonable inquiry, as of December 31, 2020. Mr. Easter’s separation agreement also contains a mutual non-disparagement provision.

Employment Agreements with Messrs. Bates and Williams

As described above in the section entitled “—Narrative to Summary Compensation Table,” we have entered into employment agreements with each of Messrs. Bates and Williams. The following summarizes the impact of certain termination events or the occurrence of a change in control on each NEO’s entitlement to severance and other benefits under these employment agreements.

If the employment of Mr. Bates or Williams is terminated by the Company for cause or by the executive without good reason, such executive will be entitled to receive (i) all accrued salary through the date of termination and (ii) any post-employment benefits due under the terms and conditions of the Company’s benefits plans. The executive will not be entitled to any additional amounts or benefits as the result of a termination of employment for cause or by the executive without good reason.

If the employment of Mr. Bates or Williams is terminated by the Company without cause, such executive will be entitled to: (i) a severance amount equal to the sum of (A) 18 months of base salary plus (B) a pro rata portion of his target annual bonus for the year in which he is terminated; (ii) up to 18 months of Company-subsidized COBRA coverage; and (iii) the accelerated vesting of any outstanding equity awards, with performance-based conditions vesting on actual achievement of the applicable performance-based conditions, except for the Bates 2020 Target Award, the Bates Turn-Around Award, the Bates Make-Whole Award, the Williams 2020 Target Award, the Williams Turn-Around Award, and the Williams Promotion Award, which provide for accelerated vesting in the circumstances described below.

If the employment of Mr. Bates or Williams is terminated due to his death or disability, such executive will be entitled to: (i) a pro rata portion of his target annual bonus for the year in which he is terminated; and (ii) the accelerated vesting of any outstanding equity awards that would have vested in the year of termination, with performance-based conditions vesting on actual achievement of the applicable performance-based conditions, except for the Bates 2020 Target Award, the Bates Turn-Around Award, the Bates Make-Whole Award, the Williams 2020 Target Award, the Williams Turn-Around Award, and the Williams Promotion Award,, which provide for accelerated vesting in the circumstances described below.

If Mr. Williams terminates the Employment Agreement for convenience after May 6, 2023, the Company may elect to pay Mr. Williams a severance payment equal to his monthly base salary for up to 18 months in order to extend the Prohibited Period (as defined in the Employment Agreement). If Mr. Williams’ employment is terminated due to his death or disability, he will be entitled to, subject to his execution and non-revocation of a release of claims against the Company: (i) a pro rata portion of his target annual bonus for the year in which he is terminated; and (ii) the accelerated vesting of any outstanding equity awards that would have vested in the year of termination, with performance-based conditions vesting on actual achievement of the applicable performance-based conditions, except for the Williams 2020 Target Award, the Williams Turn-Around Award and the Williams Promotion Award, which provide for accelerated vesting in the circumstances described below.

Messrs. Bates and Williams’ eligibility and entitlement, if any, to each severance payment and any other payment and benefit described above is subject to the execution and non-revocation of a customary release of claims agreement by such executive. Each executive is also subject to general confidentiality obligations in his employment agreement as well as noncompetition and non-solicitation restrictions for a period of 18 months. Under their employment agreements, “good reason” for each of Messrs. Bates and Williams generally means the occurrence of any of the following, without his consent: (i) a material reduction in base salary or target annual bonus, other than a general reduction in base salary or target annual bonus that affects all similarly situated executives in substantially the same proportions, (ii) a material diminution in his position, responsibilities or duties or the assignment of him to a position, responsibilities or duties of a materially lesser status or degree of responsibility than his position, responsibilities or duties; or (iii) any material breach by the Company of any provision of his employment agreement.

Under the employment agreements, “cause” generally means: (i) the commission by the executive of fraud, breach of fiduciary duty, theft, or embezzlement against the Company, its subsidiaries, affiliates or customers; (ii) the executive’s willful refusal without proper legal cause to faithfully and diligently perform his or her duties; (iii) the breach of the confidentiality, noncompetition, non-solicitation or intellectual property provisions in the executive’s employment agreement or the material breach of any other written agreement between the executive and one or more members of affiliated entities including the Company and its direct and indirect subsidiaries; (iv) the executive’s conviction of, or plea of guilty or nolo contendere to, a felony (or state law equivalent) or any crime involving moral turpitude; (v) willful misconduct or gross negligence by the executive in the performance of duties to the Company that has or could reasonably be expected to have a material adverse effect on the Company; or (vi) the executive’s material breach and violation of the Company’s written policies pertaining to sexual harassment, discrimination or insider trading.

Mr. Easter’s Stock Options

Pursuant to the terms of the Incentive Plan and the award agreements underlying the awards held by Mr. Easter other than the Easter 2020 Target Award and Easter Turn-Around Award described below, upon a “change in control,” all unvested options will become exercisable as of the date of the change in control unless a replacement award is granted by the resulting entity.

Under the Incentive Plan, “change in control” generally means the occurrence of any of the following events: (i) acquisition of beneficial ownership of more than 50% of the combined voting power of securities entitled to vote in the election of members of the Board; (ii) individuals who serve as members of the Board as of the effective date of the Incentive Plan (or members of the Board whose election or nomination to the Board was approved by a vote of the current directors of the Board) ceasing to constitute the majority of the Board; (iii) consummation of a reorganization, merger or consolidation or sale of all or substantially all of the assets of the Company unless (A) the Company’s pre-transaction stockholders hold at least 50% of the voting power of the resulting entity, (B) no person owns more than 50% of the common stock of the resulting entity and (C) at least a majority of the board of directors of the resulting entity is composed of members of the Company’s pre-transaction Board; or (iv) approval by the Company’s stockholders of a complete liquidation or dissolution of the Company.

2020 Target Awards

Pursuant to the terms of the Bates 2020 Target Award and Williams 2020 Target Award (collectively, the “2020 Target Awards”) upon (1) a change in control if no replacement award is provided; (2) the respective NEO’s termination without cause; or (3) the respective NEO’s resignation for good reason, the unvested portion of the 2020 Target Award will become vested in full and exercisable. If the NEO’s employment terminates due to his death or disability, the unvested portion of the 2020 Target Award that would have vested in the year of termination will become vested and exercisable.

Under the 2020 Target Awards, “change in control,” “good reason” and “cause” all have the same definitions as described above.

Turn-Around Awards

Pursuant to the terms of the Bates Turn-Around Award and Williams Turn-Around Award (collectively, the “Turn-Around Awards”), upon (1) a change in control; (2) the respective NEO’s termination without cause; (3) the respective NEO’s resignation for good reason; or (4) the respective NEO’s death or disability, the unvested portion of Target Awards will vest based on actual achievement of the applicable performance-based conditions.

Under the Target Awards, “change in control,” “good reason” and “cause” all have the same definitions as described above.

Bates Make-Whole Award

Pursuant to the terms of the Bates Make-Whole Award, upon (1) a change in control if no replacement award is provided; (2) Mr. Bates’ termination without cause; or (3) Mr. Bates’ resignation for good reason, the unvested portion of the Bates Make-Whole Award will become vested in full and exercisable. If Mr. Bates’ employment terminates due to his death or disability, the unvested portion of the Bates Make-Whole Award that would have vested in the year of termination will become vested and exercisable.

Under the Bates Make-Whole Award, “change in control,” “good reason” and “cause” all have the same definitions as described above.

Williams Promotion Award

Pursuant to the terms of the Williams Promotion Award, upon (1) a change in control if no replacement award is provided; (2) Mr. Williams’ termination without cause; or (3) Mr. Williams’ resignation for good reason, the unvested portion of the Williams Promotion Award will become vested in full and exercisable. If Mr. Williams’ employment terminates due to his death or disability, the unvested portion of the Williams Promotion Award that would have vested in the year of termination will become vested and exercisable.

Under the Williams Promotion Award, “change in control,” “good reason” and “cause” all have the same definitions as described above.

Director Compensation

Leadership Transitions

On February 7, 2020, the size of the Board was increased from eight to nine members, and the Board appointed Mr. Easter as a member of the Board, effective as of such date. Also on such date, Mr. Easter was appointed as the Company’s Chief Executive Officer.

On August 15, 2020, Mr. Bonner resigned as Executive Chairman of the Board, effective immediately. Mr. Bonner continues to serve as a member of the Board, and in connection with his resignation as Executive Chairman of the Board, the Board elected Mr. Bonner as Chairman of the Board.

On November 19, 2020, Ms. Warmbier resigned as a member of the Board, effective on such date.

On December 30, 2020, Mr. Easter notified the Company of his retirement as Chief Executive Officer and director of the Company, effective December 31, 2020.

On December 30, 2020, pursuant to the Lyons Agreement, Mr. Charlton tendered his resignation as a member of the Board, effective January 1, 2021, and the Board appointed Mr. Garbers to the Board and the Corporate Governance and Nominating Committee, in each case, effective as of January 1, 2021, to fill the vacancy resulting from Mr. Charlton’s resignation.

On April 27, 2021, the Board appointed Ms. Ellingsen to the Board, the Compensation Committee and the Corporate Governance and Nominating Committee, in each case effective as of such date.

Annual Cash Compensation

Our directors who also serve as employees of the Company do not receive additional compensation for their services as directors while serving as employees. Our non-employee directors receive (i) an annual retainer in the amount of $75,000, and (ii) as applicable, an annual fee for serving as the chair of the Audit Committee in the amount of $15,000, as the chair of the Compensation Committee in the amount of $10,000 and as the chair of the Corporate Governance and Nominating Committee in the amount of $10,000. The annual retainer and committee chair fees are paid quarterly. Mr. Shepko became Interim Chief Executive Officer effective January 1, 2021 and no longer receives any Board retainers.

Equity Compensation

In addition to annual cash compensation described above, in 2020 our independent directors received an annual grant of 18,803 restricted stock units (“RSUs”) worth $50,090 as of the grant date, which generally vest on June 1, 2021, the first anniversary of the grant date.

The following table presents information regarding compensation earned by the non-employee directors for their Board service during the year ended December 31, 2020.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	Total ($)
Brian Bonner	28,125	—	—	28,125
Kevin M. Charlton	85,000	50,090	—	135,090
Don Daseke	75,000	—	—	75,000
Daniel J. Hennessy	90,000	50,090	—	140,090
Charles “Chuck” F. Serianni	75,000	50,090	—	125,090
Jonathan Shepko	75,000	50,090	—	125,090
Kimberly Warmbier (4)	85,000	50,090	—	135,090
Ena Williams	75,000	50,090	—	125,090

(1)	Reflects annual retainer fees for non-employee directors of $75,000 and annual Board committee chair fees, with Mr. Bonner receiving a prorated annual retainer due to him becoming a non-employee director on August 15, 2020.

(2)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of RSUs granted to independent directors in 2020. As of December 31, 2020, non-employee directors (as of such date) held outstanding RSUs in the following amounts: Mr. Bonner – 250,000; Mr. Daseke – 0; Messrs. Charlton, Hennessy, Serianni and Shepko and Ms. Williams – 18,083.

(3)	Non-employee directors were not granted stock options in 2020. As of December 31, 2020, non-employee directors (as of such date) held outstanding stock options in the following amounts: Messrs. Bonner, Charlton, Hennessy and Shepko – 25,000; Mr. Daseke – 99,940; Mr. Serianni and Ms. Williams – 0.

(4)	Ms. Warmbier resigned from the Board effective November 19, 2020. As a result, the 18,803 RSUs granted to her in 2020, which had a grant date fair value of $50,090 as reflected in the table, were forfeited.

In addition, our non-employee directors are reimbursed for all out-of-pocket expenses incurred in connection with attending Board or committee meetings. Each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

Process for Determining Non-Employee Director Compensation

The Compensation Committee conducts an annual review of director compensation and benefits, including cash, equity-based awards and other compensation. In determining non-employee director compensation, the Compensation Committee seeks advice from the independent compensation consultants who are retained by the Board to, among other functions, analyze compensation and develop initial recommendations as to the amount and form of compensation to be paid to the Company’s non-employee directors, including pay mix. In analyzing compensation, the Compensation Committee’s advisor, Aon plc, obtains market compensation information derived from the Company’s peer group as described above. Market data is obtained for each element of Board compensation. The Board then reviews this information with the compensation consultant, as well as any developing trends in director compensation and how the Board’s workload compares to that of the peer group directors, and establishes the go-forward Board compensation arrangements. In establishing the go-forward Board compensation arrangements, the Compensation Committee considers the competitiveness of each element of compensation, as well as the competitiveness of total compensation. The Compensation Committee recommended that the Board approve the 2020 compensation package, and the Board approved the compensation package for 2020.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, nor served at any time during 2020, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table reflects, as of December 31, 2020, information regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	4,515,132	$6.92	—
Equity compensation plans not approved by security holders(3)	910,700	$2.15	N/A
Total	5,425,832	$6.19	—

(1)	The weighted average exercise price does not take into account shares issuable upon vesting of outstanding RSUs or PSUs.

(2)	On February 27, 2017, the Company and Hennessy’s common stockholders approved the Incentive Plan, whereby the Company may grant awards of stock options, stock appreciation rights, restricted stock, RSUs, other stock-based awards and performance awards. Under the Incentive Plan, the Company is authorized to issue up to 4.5 million shares of Common Stock.

(3)	Reflects the grant of “employment inducement grants” under NASDAQ Listing Rule 5635(c)(4). These grants consisted of (a) 409,900 stock options and 388,500 PSUs to Mr. Bates and (b) 66,600 stock options and 45,700 PSUs to a non-executive officer employee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 31, 2021 based on information filed with the SEC or obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

•	each of our NEOs and directors (including our nominees) that beneficially owns shares of Common Stock; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock(2)
Brian Bonner(3)	360,458	*
Don R. Daseke(3)(4)	18,101,781	27.8
Catharine Ellingsen	—	—
Grant Garbers	—	—
Daniel J. Hennessy(3)(5)	865,324	1.3
Chuck “Chuck” F. Serianni	16,752	*
Jonathan Shepko(3)	269,996	*
Ena Williams	28,752	*
Jason Bates(3)	111,793	*
Rick Williams(3)	489,905	*
Christopher Easter(3)	169,545	*
All directors and executive officers as a group (11 individuals)(3)(4)(5)	20,319,194	31.2
Osterweis Capital Management, Inc.(6)	4,347,850	6.7
BlackRock, Inc.(7)	3,383,630	5.2
Lyons Capital, LLC(8)	3,250,000	5.0

*            Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 15455 Dallas Parkway, Suite 550, Addison, Texas 75001.

(2)	Calculations based on 65,178,456 shares of Common Stock of the registrant outstanding at March 31, 2021.

(3)	Includes shares of Common Stock issuable upon exercise of stock options held by the following people in the following amounts: (a) 20,000 vested options held by each of Messrs. Bonner, Hennessy and Shepko, (b) 99,940 vested options held by Mr. Daseke; (c) 111,793 options held by Mr. Bates that will vest within 60 days of March 31, 2021, (d) 190,400 options held by Mr. Williams that will vest within 60 days of March 31, 2021, (e) 149,545 vested options held by Mr. Easter; and (f) 15,000 vested options held by Mr. Roy and 59,433 options held by Mr. Roy that will vest within 60 days of March 31, 2021.

(4)	The shares reported in the above table also include shares held of record by Barbara Daseke, his spouse, by The Walden Group, Inc., an entity of which Mr. Daseke is the President and majority stockholder, and by Walden Management Co. Pension, an entity of which Mr. Daseke is the sole trustee. Mr. Daseke disclaims beneficial ownership of the shares held of record by Ms. Daseke and Walden Management Co. Pension. Mr. Daseke has sole voting and sole dispositive power over 1,730,146 shares of Common Stock and shared voting and shared dispositive power over 16,371,635 shares of Common Stock. Ms. Daseke holds 34,321 shares of Common Stock, The Walden Group, Inc. holds 16,337,314 shares of Common Stock, and Walden Management Co. Pension holds 76,000 shares of Common Stock.

(5)	Includes 187,500 shares of Common Stock issuable upon exercise of warrants.

(6)	Comprised of approximately 4,347,850 shares of Common Stock issuable upon conversion of 500,000 shares of Series A Convertible Preferred Stock, convertible at the rate of 8.6957 shares of Common Stock per 1 share of Series A Convertible Preferred Stock. Information is based on a Schedule 13G/A filed with the SEC on February 16, 2021 by (a) Osterweis Capital Management, Inc., (b) Osterweis Capital Management, LLC, (c) John S. Osterweis, and (d) Carl P. Kaufman, all of which, except for Osterweis Capital Management, Inc., have sole voting and sole dispositive power. Business Address: One Maritime Plaza, Suite 800, San Francisco, CA 94111.

(7)	Information is based on a Schedule 13G/A filed with the SEC on January 29, 2021 by BlackRock, Inc. Business Address: 55 East 52nd Street New York, NY 10055.

(8)	Information is based on a Schedule 13G/A filed with the SEC on January 5, 2021 by (a) Lyons Capital, LLC, (b) The Lyons Community Property Trust, dated June 15, 1979, (c) Phillip N. Lyons, and (d) Lyons Share Foundation, all of which have shared voting and shared dispositive power over the reported shares of Common Stock. Business Address of Lyons Capital, LLC and The Lyons Community Property Trust: 5000 Birch Street, Suite 5500, Newport Beach, CA 92660. Business Address of Phillip N. Lyons 36 Harbor Island, Newport Beach, CA 92660.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The Company has entered into indemnification agreements with each of its directors and executive officers.

The Audit Committee must review and approve any related party transaction we propose to enter into in which the amount involved exceeds $120,000. The Audit Committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of the Company and its stockholders. A summary of such policies and procedures is set forth below.

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

Director Independence

The Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that none of our directors (other than Messrs. Daseke and Shepko) have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of our directors (other than Messrs. Daseke and Shepko) is “independent” as that term is defined by The Nasdaq Listing Rules. In addition, the Board previously determined that Kimberly Warmbier, who served on the Board until her resignation in November 2020, and Kevin M. Charlton, who served on the board until his resignation in January 2021, had no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and were “independent” as that term is defined by the NASDAQ Listing Rules during the time she or he served on the Board. In making these determinations, the Board considered the current and prior relationships that each director has with the Company and all other facts and circumstances the Board deemed relevant in determining each director’s independence and eligibility to serve on the committees of the Board, including the transactions involving them described in the section titled “—Certain Relationships and Related Party Transactions.”

There are no family relationships among any directors or executive officers.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

The following is a summary of fees paid to Grant Thornton LLP (“Grant Thornton”) for audit, audit related and tax fees for the years ended December 31, 2019 and December 31, 2020.

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

Tax Fees. Tax fees consist of fees billed for tax return preparation and tax planning and advice.

	2019 Fees	2020 Fees
Audit Services	$2,232,203	$2,050,232
Audit-Related Services(1)	47,700	67,840
Tax Services	498,697	897,822
All Other Services	—	—
Total	$2,778,600	$3,015,894

_________________________

(1)            Audit-related services are comprised of an audit of a benefit plan in 2019 and in 2020.

The Audit Committee determined that the services provided by Grant Thornton were compatible with Grant Thornton’s independence as the independent registered public accounting firm during 2019 and 2020.

Pre-Approval Policy

Since the formation of the Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements included in “Item 8. Financial Statements and Supplementary Data” are filed as part of the Original Report.

(2) Financial Statement Schedules

There are no financial statement schedules filed as part of this Amendment No. 1, since the required information is included in the financial statements, including the notes thereto, included in “Item 8. Financial Statements and Supplementary Data” of the Original Report or the circumstances requiring inclusion of such schedules are not present.

(3) Exhibits

Exhibit No.	Exhibit
2.1	Arrangement Agreement, dated April 13, 2018, by and among the registrant, Daseke Companies, Inc., Aveda Transportation and Energy Services Inc., 1277119 Alberta Ltd., Rodan Transport (U.S.A.) Ltd. and 2111943 Alberta Ltd (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on April 18, 2018).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2	Charter Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

3.3	By-Laws of Daseke, Inc., as last amended and effective May 22, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 25, 2018).

3.4	First Amendment to the By-Laws of Daseke, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on August 18, 2020).

3.5	Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.1	Specimen stock certificate for the registrant’s common stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.2	Specimen stock certificate for the registrant’s 7.625% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.3	Specimen warrant certificate (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.4	Warrant Agreement, dated July 22, 2015, between Continental Stock Transfer & Trust Company and the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 28, 2015).

4.5	Sponsor Warrants Purchase Agreement, dated May 11, 2015, among the registrant and Hennessy Capital Partners II LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (No. 333-205152) filed by the registrant on June 22, 2015).

4.6	Amended and Restated Registration Rights Agreement, dated as of February 27, 2017, by and among the registrant, Daseke Companies, Inc. (f/k/a Daseke, Inc.), Hennessy Capital Partners II LLC, and certain security holders of the registrant party thereto (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.7***	Description of Common Stock.

Exhibit No.	Exhibit
10.1	Term Loan Agreement, dated as of February 27, 2017, among the registrant, HCAC Merger Sub, Inc. (which merged with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.), as borrower, certain financial institutions from time to time party thereto, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, UBS Securities LLC, and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.2	Amendment No. 1 to Term Loan Agreement, dated as of August 16, 2017, among Daseke Companies, Inc., Daseke, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed by the registrant on Form 8-K on August 22, 2017).

10.3	Incremental and Refinancing Amendment (Amendment No. 2 to the Term Loan Agreement), dated as of November 28, 2017, among the registrant, Daseke Companies, Inc. and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.4	Fifth Amended and Restated Revolving Credit and Security Agreement, dated February 27, 2017, among the registrant, HCAC Merger Sub, Inc. (which merged with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.) and certain of its subsidiaries party thereto, PNC Bank, National Association, as lender and agent, and certain financial institutions, as lenders, from time to time party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.5	First Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated August 31, 2017, by and among the registrant, Daseke Companies, Inc., and certain of its subsidiaries party thereto and PNC Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.6	Second Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated November 28, 2017, by and among the registrant, Daseke Companies, Inc. and certain of its subsidiaries party thereto, PNC Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.7	Third Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated June 15, 2018, by and among the registrant, Daseke Companies, Inc., each of its subsidiaries party thereto as borrowers, PNC Bank National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018).

10.8§	Fourth Amendment and Waiver to Fifth Amended and Restated Revolving Credit and Security Agreement, dated as of November 5, 2020, by and among the registrant, Daseke Companies, Inc., each of its subsidiaries party thereto as borrowers, the lenders party thereto, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2020).

Exhibit No.	Exhibit

10.9§	Board Representation Agreement by and among the registrant, Lyons Capital, LLC, The Lyons Community Property Trust, dated June 15, 1979, Phillip N. Lyons and Grant Garbers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.10§	Board Agreement by and among the registrant, The Walden Group, Inc. and Don R. Daseke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.11+	Separation Agreement, dated as of August 26, 2019, by and between Don R. Daseke and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 29, 2019).

10.12+	Amended and Restated Employment Agreement, dated as of April 20, 2020, by and between Christopher R. Easter and the registrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.13+	Separation Agreement, dated as of December 30, 2020, by and among Christopher R. Easter and the registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.14+	Employment Agreement, dated as of April 20, 2020, by and between Jason Bates and the registrant (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.15+	Employment Agreement, dated as of May 6, 2020, by and between Rick Williams and the registrant (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.16+	Transition and Separation Agreement, dated as of April 2, 2020, by and between Angie Moss and the registrant (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.17+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.18+	Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on May 26, 2017, effective as of February 27, 2017 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.19+	First Amendment to Daseke, Inc. 2017 Omnibus Incentive Plan (as amended and restated on May 26, 2017, effective as of February 27, 2017), effective as of September 6, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.20+	Daseke, Inc. 2017 Management Stock Ownership Program (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.21+	Daseke, Inc. 2017 Management Stock Ownership Program for Selected Management (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386).

Exhibit No.	Exhibit
10.22+	Daseke, Inc. 2017 Stock Ownership Program for Employees (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.23+	Daseke, Inc. 2017 Stock Ownership Program for Truck Driver Employees (incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.24+	Daseke, Inc. Form of Restricted Stock Unit Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.10 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.25+	Daseke, Inc. Form of Non-Qualified Stock Option Award Agreement (Canadian Employee) (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.26+	Form of Restricted Stock Unit Award Agreement of the registrant (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.27+	Form of Non-Qualified Stock Option Award Agreement of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.28+	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.29+	Restricted Stock Unit Award Agreement, dated as of September 19, 2019, by and between Brian Bonner and the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.30+	Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, by and between Christopher R. Easter and the registrant (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.31+	Performance Stock Unit Award Agreement, dated as of April 20, 2020, by and between Christopher R. Easter and the registrant (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.32+	Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.33+	Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.34+	Performance Stock Unit Award Agreement, dated as of April 23, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.35+	Non-Qualified Stock Option Award Agreement, dated as of May 6, 2020, between Rick Williams and the registrant (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

Exhibit No.	Exhibit
10.36+	Non-Qualified Stock Option Award Agreement, dated as of May 6, 2020, between Rick Williams and the registrant (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.37+	Performance Stock Unit Award Agreement, dated as of May 6, 2020, between Rick Williams and the registrant (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

21.1***	List of subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm

31.1***	Certification of Principal Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2***	Certification of Principal Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Previously furnished with the Original Report.
***	Previously filed with the Original Report.
+	Management contract or compensatory plan or arrangement.
§	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and attachments upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules and attachments so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DASEKE, INC.
(Registrant)

Date:	April 30, 2021	By:	/s/ Jonathan Shepko
Jonathan Shepko
Interim Chief Executive Officer and Director