Form 10-K/A
period 2020-12-31
Daseke, Inc.
filed 2021-05-06
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

 Form 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Daseke, Inc. (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

On April 30, 2021, the Company filed Amendment No. 1 of Form 10-K/A to include the information required by Items 10 through 14 of Part III of Form 10-K.

Restatement Background

On April 12, 2021, the Staff of the SEC released a statement (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The Company had previously classified its private placement warrants and public warrants (collectively, the “warrants”), which were issued in July and August 2015, as equity. For a description of the terms of the warrants, please refer to the Company’s prospectus filed with the SEC on April 28, 2017 (“Prospectus”), which relates to the resale from time to time of, among other things, the warrants and the shares of common stock issuable upon exercise of the warrants.

The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the SEC Statement, while the terms of the warrants as described in the Prospectus have not changed, the Company concluded the warrants do not meet the conditions to be classified in equity and instead, the warrants require liability classification under Accounting Standards Codification 815. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock or do not meet the equity classification guidance shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

On April 21, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after considering the recommendations of management, concluded that the Company’s previously issued audited financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, as well as the unaudited financial statements for each of the three month periods ended March 31, 2020 and 2019, the three and six month periods ended June 30, 2020 and 2019 and the three and nine month periods ended September 30, 2020 and 2019 (such years and periods, the “Affected Periods”) should no longer be relied upon due to required corrections related to the accounting for warrants.

We have evaluated the impact of the misapplication of the guidance on accounting for the warrants, which was brought to light by the SEC Staff Statement, on the financial statements listed above and concluded that due to a significant quantitative effect to the financial statements, the impact was material. Consequently, we have restated the financial statements identified above to reflect the warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period (the “restatement”). The restatement results in non-cash, non-operating financial statement corrections and have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020 based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to our accounting for warrants. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report and information previously amended in Amendment No. 1, amended and restated with modifications as necessary to reflect the restatement. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Report. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Interim Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

1

DASEKE, INC.

2020 ANNUAL REPORT ON FORM 10-K

2

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

The DOT, through the Federal Motor Carrier Safety Administration (FMCSA), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the 2011 Rule), requiring drivers to take 30-minute breaks after eight hours of consecutive driving and reducing the total number of hours a driver is permitted to work during each week from 82 to 70 hours. The 2011 Rule provided that a driver may restart calculation of the weekly time limits after taking 34 or more consecutive hours off duty, including two rest periods between 1:00 a.m. and 5:00 a.m.; these restrictions are referred to as the 2011 Restart Restrictions. These 2011 rule changes, including the 2011 Restart Restrictions, became effective on July 1, 2013. However, in December 2014, Congress passed the 2015 Omnibus Appropriations bill, which was signed into law on December 16, 2014. Among other things, the legislation provided relief from the 2011 Restart Restrictions, reverting requirements back to those in effect before the 2011 Rule became effective, including the more straight forward 34-hour restart period, without need for two rest periods between 1:00 a.m. and 5:00 a.m. In December 2014, the FMCSA published a Notice of Suspension summarizing this suspension of enforcement of the 2011 Restart Restrictions. In June 2020, FMCSA again revised its Hours-of-Service Rule, which provided flexibility by requiring drivers to take 30-minute breaks after eight hours of consecutive driving time without at least a 30-minute interruption. The requirement can be satisfied by any non-driving period of 30 consecutive minutes.

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

A material portion of the Company’s revenue is generated from its major customers. In 2020 and 2019, the Company’s top ten customers, based on revenue, accounted for approximately 31% and 28%, respectively, of the Company’s revenue, and the Company’s largest customer accounted for approximately 10% and 6%, respectively, of its revenue. In addition, a material portion of the Company’s freight is from customers in the building materials industry, and as such, the Company’s results may be susceptible to trends in construction cycles, which are affected by numerous factors, including rates of infrastructure spending, real estate equity values, interest rates and general economic conditions. The Company’s customers’ financial difficulties can negatively impact the Company’s results of operations and financial condition, especially if they were to delay or default on payments to the Company.

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

The Company’s warrants are accounted for as a liability and the changes in fair value of the warrants may have an adverse effect on the Company’s financial results and the market price of its common stock.

On April 12, 2021, the Staff of the SEC released a statement (the SEC Statement) informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. As a result of the SEC Statement, the Company reevaluated the accounting treatment of its warrants, which were issued in 2015 and classified as equity, and determined to reclassify the warrants as a liability measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, the Company expects to recognize non-cash gains or losses on the warrants each reporting period, and the amount of such gains or losses could be material, which may cause the Company’s consolidated financial statements and results of operations to fluctuate quarterly and may have an adverse impact on the market price of its common stock.

We have identified a material weakness in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in Part II, Item 9A. Controls and Procedures, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants that we issued in 2015. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Prior to this material weakness, two material weaknesses relating to information technology general controls and management’s review of the specialists’ impairment analysis existed as of December 31, 2019, which have been fully remediated.

We are developing and implementing a remediation plan to address the material weakness related to the accounting for the warrants, as described in Part II, Item 9A. Controls and Procedures. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

Introduction

This MD&A is intended to provide investors with an understanding of the Company’s recent performance, financial condition and prospects. This discussion and analysis compares 2020 results to 2019 and 2019 to 2018.

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

	Year Ended December 31,
	2020		2019		Increase (Decrease)
	As Restated		As Restated
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE:
Company freight	$676.8	46.5	$804.6	46.3	$(127.8)	(15.9)
Owner operator freight	408.9	28.1	455.3	26.2	(46.4)	(10.2)
Brokerage	234.3	16.1	294.7	17.0	(60.4)	(20.5)
Logistics	37.4	2.6	47.5	2.7	(10.1)	(21.3)
Fuel surcharge	96.7	6.7	134.9	7.8	(38.2)	(28.3)
Total revenue	1,454.1	100.0	1,737.0	100.0	(282.9)	(16.3)

OPERATING EXPENSES:
Salaries, wages and employee benefits	399.4	27.5	483.2	27.8	(83.8)	(17.3)
Fuel	87.3	6.0	138.5	8.0	(51.2)	(37.0)
Operations and maintenance	169.1	11.6	213.1	12.3	(44.0)	(20.6)
Communications	3.6	0.2	4.4	0.3	(0.8)	(18.2)
Purchased freight	491.4	33.8	597.7	34.4	(106.3)	(17.8)
Administrative expenses	66.5	4.6	75.5	4.3	(9.0)	(11.9)
Sales and marketing	1.8	0.1	5.1	0.3	(3.3)	(64.7)
Taxes and licenses	16.4	1.1	19.2	1.1	(2.8)	(14.6)
Insurance and claims	66.9	4.6	49.9	2.9	17.0	34.1
Depreciation and amortization	98.3	6.8	146.5	8.4	(48.2)	(32.9)
Gain on disposal of assets	(6.9)	(0.5)	(5.2)	(0.3)	(1.7)	32.7
Impairment	15.4	1.1	312.8	18.0	(297.4)	(95.1)
Restructuring charges	9.5	0.7	8.4	0.5	1.1	13.1
Total operating expenses	1,418.7	97.6	2,049.1	118.0	(630.4)	(30.8)

INCOME (LOSS) FROM OPERATIONS	35.4	2.4	(312.1)	(18.0)	347.5	(111.3)

Other (income) expense:
Interest income	(0.6)	(0.0)	(1.0)	(0.1)	0.4	(40.0)
Interest expense	44.9	3.1	50.4	2.9	(5.5)	(10.9)
Write-off of unamortized deferred financing fees	—	—	2.3	0.1	(2.3)	(100.0)
Change in fair value of warrant liability	2.1	0.1	(1.4)	(0.1)	3.5	(250.0)
Other	(14.9)	(1.0)	(1.8)	(0.1)	(13.1)	727.8
Total other (income) expense	31.5	2.2	48.5	2.8	(17.0)	(35.1)

Income (loss) before income taxes	3.9	0.3	(360.6)	(20.8)	364.5	(101.1)
Income tax expense (benefit)	(0.2)	(0.0)	(54.6)	(3.1)	54.4	(99.6)
Net income (loss)	$4.1	0.3	$(306.0)	(17.6)	$310.1	(101.3)

OPERATING STATISTICS:
Company miles	251.5		276.4		(24.9)	(9.0)
Owner operator miles	191.3		202.1		(10.8)	(5.3)
Total miles (in millions)	442.8		478.5		(35.7)	(7.5)

Rate per mile	$2.45		$2.63		$(0.18)	(6.9)

Company-operated tractors, as of year-end	2,953		3,556		(603)	(17.0)
Owner-operated tractors, as of year-end	2,099		2,334		(235)	(10.1)
Number of trailers, as of year-end	11,579		12,808		(1,229)	(9.6)

Company-operated tractors, average for the year	3,373		3,763		(390)	(10.4)
Owner-operated tractors, average for the year	2,208		2,347		(139)	(5.9)
Total tractors, average for the year	5,581		6,110		(529)	(8.7)

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

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses and operating income for the years ended December 31, 2020 and 2019 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the years ended December 31, 2020 and 2019.

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

Other (Income) Expense. Interest expense consists of cash interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense decreased 10.9% to $44.9 million for the year ended December 31, 2020 from $50.4 million for the year ended December 31, 2019. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan outstanding balance.  Change in fair value of warrant liability changed from a gain of $1.4 million for the year ended December 31, 2019 to a loss of $2.1 million for the year ended December 31, 2020.  The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. Other income for the year ended December 31, 2020 was $14.9 million compared to $1.8 million for the year ended December 31, 2019, primarily due to an arbitration settlement relating to the Aveda earnout liability, which resulted in a gain of $13.7 million during the fourth quarter of 2020.

Income Tax.  Income tax benefit was $0.2 million for the year ended December 31, 2020 compared to income tax benefit of $54.6 million for the same period in 2019. The effective tax rate was (5.1%) for the year ended December 31, 2020, compared to 15.1% for the same period in 2019. The effective income tax rate for the year ended December 31, 2020 varies from the federal statutory rate primarily due to state income taxes and the impact of nondeductible permanent differences, including driver per diems, the arbitrated decrease in contingent consideration and the change in fair value of warrant liability.

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

Total property and equipment additions for the year ended December 31, 2020 and 2019 are shown below:

	Year Ended December 31,
(Dollars in millions)	2020	2019

Net cash capital receipts	$(31.6)	$(15.8)
Total financed capital expenditures	58.3	72.7
Property and equipment sold for notes receivable	(0.3)	(0.4)
Total net property and equipment additions	$26.4	$56.5

Total net property and equipment additions decreased due to a decrease in financed capital expenditures due to timing of the Company’s replacement cycle for revenue equipment and an increase in net cash capital receipts due to the sale of equipment to right size the Company’s fleet.

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

Operating Activities.  Cash provided by operating activities was $144.9 million during the year ended December 31, 2020 and consisted of $4.1 million of net income plus $98.3 million of non-cash items, consisting primarily of depreciation, impairments, change in fair value of warrant liability and non-cash adjustments to contingent consideration, plus $42.5 million of net cash provided by working capital and other activities. Cash provided by changes in operating assets and liabilities during the year ended December 31, 2020 improved to $42.5 million compared to $13.3 million cash used by changes in operating assets and liabilities during the year ended December 31, 2019.  This was primarily due to accounts receivable impact of $34.0 million and accrued expenses and other liabilities impact of $20.3 million.

The $30.8 million increase in cash provided by operating activities during the year ended December 31, 2020, as compared with the year ended December 31, 2019, was primarily the result of a $310.1 million increase from net loss to net income, reduced by a $41.1 million decrease in depreciation, a $7.1 million decrease in amortization of intangible assets, $2.3 million in write-off of deferred financing fees, a $297.4 million decrease in impairment, $35.2 million decrease in non-cash operating lease expense and $2.5 million decrease in bad debt expense.  There was a $59.7 million decrease in deferred tax benefit, a $2.1 increase in stock-based compensation expense, a $3.5 million increase due to the change in fair value of warrant liability, a $55.8 million increase in net cash provided by working capital, which was reduced by $1.7 million for the gain on disposition of property and equipment and $13.9 million in non-cash adjustments to contingent consideration during the year ended December 31, 2020.

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

	Year Ended December 31,
	2019		2018		Increase (Decrease)
	As Restated		As Restated
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE:
Company freight	$804.6	46.3	$721.7	44.7	$82.9	11.5
Owner operator freight	455.3	26.2	440.5	27.3	14.8	3.4
Brokerage	294.7	17.0	266.4	16.5	28.3	10.6
Logistics	47.5	2.7	42.8	2.7	4.7	11.0
Fuel surcharge	134.9	7.8	141.7	8.8	(6.8)	(4.8)
Total revenue	1,737.0	100.0	1,613.1	100.0	123.9	7.7

OPERATING EXPENSES:
Salaries, wages and employee benefits	483.2	27.8	407.4	25.3	75.8	18.6
Fuel	138.5	8.0	141.1	8.7	(2.6)	(1.8)
Operations and maintenance	213.1	12.3	181.5	11.3	31.6	17.4
Communications	4.4	0.3	3.3	0.2	1.1	33.3
Purchased freight	597.7	34.4	588.6	36.5	9.1	1.5
Administrative expenses	75.5	4.3	58.5	3.6	17.0	29.1
Sales and marketing	5.1	0.3	3.4	0.2	1.7	50.0
Taxes and licenses	19.2	1.1	17.2	1.1	2.0	11.6
Insurance and claims	49.9	2.9	45.8	2.8	4.1	9.0
Acquisition-related transaction expenses	—	-	2.6	0.2	(2.6)	(100.0)
Depreciation and amortization	146.5	8.4	131.1	8.1	15.4	11.7
Gain on disposal of assets	(5.2)	(0.3)	(3.2)	(0.2)	(2.0)	62.5
Impairment	312.8	18.0	13.9	0.9	298.9	2,150.4
Restructuring charges	8.4	0.5	—	—	8.4	*
Total operating expenses	2,049.1	118.0	1,591.2	98.6	457.9	28.8

INCOME (LOSS) FROM OPERATIONS	(312.1)	(18.0)	21.9	1.4	(334.0)	(1,525.1)

Other (income) expense:
Interest income	(1.0)	(0.1)	(1.3)	(0.1)	0.3	(23.1)
Interest expense	50.4	2.9	45.5	2.8	4.9	10.8
Write-off of unamortized deferred financing fees	2.3	0.1	—	—	2.3	*
Change in fair value of warrant liability	(1.4)	(0.1)	(66.0)	(4.1)	64.6	(97.9)
Other	(1.8)	(0.1)	(1.2)	(0.1)	(0.6)	50.0
Total other (income) expense	48.5	2.8	(23.0)	(1.4)	71.5	(310.9)

Income (loss) before income taxes	(360.6)	(20.8)	44.9	2.8	(405.5)	(903.1)
Income tax expense (benefit)	(54.6)	(3.1)	(15.9)	(1.0)	(38.7)	243.4
Net income (loss)	$(306.0)	(17.6)	$60.8	3.8	$(366.8)	(603.3)

OPERATING STATISTICS:
Total miles (in millions)(1)	478.5		462.5		16.0	3.5
Company-operated tractors, as of year-end	3,556		3,882		(326)	(8.4)
Owner-operated tractors, as of year-end	2,334		2,262		72	3.2
Number of trailers, as of year-end	12,808		13,824		(1,016)	(7.3)

Company-operated tractors, average for the year	3,763		3,485		278	8.0
Owner-operated tractors, average for the year	2,347		2,177		170	7.8
Total tractors, average for the year	6,110		5,662		448	7.9

*	indicates not meaningful.
(1)	Total miles includes company and owner operator and excludes brokerage.

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses and operating income for the years ended December 31, 2019 and 2018 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the years ended December 31, 2019 and 2018.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$603.2	55.1	$524.3	54.3	$78.9	15.0
Owner operator freight	185.5	16.9	171.8	17.8	13.7	8.0
Brokerage	200.8	18.3	163.1	16.9	37.7	23.1
Logistics	44.8	4.1	39.9	4.1	4.9	12.3
Fuel surcharge	61.4	5.6	66.0	6.8	(4.6)	(7.0)
Total revenue	1,095.7	100.0	965.1	100.0	130.6	13.5

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	322.1	29.4	277.6	28.8	44.5	16.0
Fuel	88.6	8.1	90.3	9.4	(1.7)	(1.9)
Operations and maintenance	160.0	14.6	132.5	13.7	27.5	20.8
Purchased freight	314.6	28.7	270.6	28.0	44.0	16.3
Depreciation and amortization	94.0	8.6	94.8	9.8	(0.8)	(0.8)
Impairment	196.1	17.9	13.9	1.4	182.2	1,310.8
Restructuring charges	3.9	0.4	—	—	3.9	*
Other operating expenses	75.1	6.9	62.3	6.5	12.8	20.5
Total operating expenses	1,254.4	114.5	942.0	97.6	312.4	33.2
INCOME (LOSS) FROM OPERATIONS	$(158.7)	(14.5)	$23.1	2.4	$(181.8)	(787.0)

OPERATING STATISTICS:
Total miles (in millions)(2)	222.3		218.7		3.6	1.6
Company-operated tractors, as of year-end	2,316		2,511		(195)	(7.8)
Owner-operated tractors, as of year-end	692		670		22	3.3
Number of trailers, as of year-end	8,068		8,683		(615)	(7.1)

Company-operated tractors, average for the year	2,458		2,280		178	7.8
Owner-operated tractors, average for the year	679		634		45	7.1
Total tractors, average for the year	3,137		2,914		223	7.7
*	indicates not meaningful.
(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Total miles includes company and owner operator and excludes brokerage.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses and operating income for the years ended December 31, 2019 and 2018 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the years ended December 31, 2019 and 2018.

FLATBED SOLUTIONS

	Year Ended December 31,
	2019		2018		Increase (Decrease)
(Dollars in millions)	$	%	$	%	$	%

REVENUE(1):
Company freight	$215.3	32.5	$206.2	31.1	$9.1	4.4
Owner operator freight	275.7	41.6	271.5	41.0	4.2	1.5
Brokerage	93.9	14.2	104.2	15.7	(10.3)	(9.9)
Logistics	2.8	0.4	3.0	0.5	(0.2)	(6.7)
Fuel surcharge	75.3	11.4	77.1	11.6	(1.8)	(2.3)
Total revenue	663.0	100.0	662.0	100.0	1.0	0.2

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	136.5	20.6	122.1	18.4	14.4	11.8
Fuel	49.9	7.5	50.8	7.7	(0.9)	(1.8)
Operations and maintenance	52.5	7.9	48.4	7.3	4.1	8.5
Purchased freight	304.8	46.0	331.9	50.1	(27.1)	(8.2)
Depreciation and amortization	51.8	7.8	36.1	5.5	15.7	43.5
Impairment	116.7	17.6	—	—	116.7	*
Restructuring charges	1.7	0.3	—	—	1.7	*
Other operating expenses	43.5	6.6	39.8	6.0	3.7	9.3
Total operating expenses	757.4	114.2	629.1	95.0	128.3	20.4
INCOME (LOSS) FROM OPERATIONS	$(94.4)	(14.2)	$32.9	5.0	$(127.3)	(386.9)

OPERATING STATISTICS:
Total miles (in millions)(2)	256.2		243.8		12.4	5.1
Company-operated tractors, as of year-end	1,240		1,371		(131)	(9.6)
Owner-operated tractors, as of year-end	1,642		1,592		50	3.1
Number of trailers, as of year-end	4,740		5,141		(401)	(7.8)

Company-operated tractors, average for the year	1,305		1,205		100	8.3
Owner-operated tractors, average for the year	1,668		1,543		125	8.1
Total tractors, average for the year	2,973		2,748		225	8.2
*	indicates not meaningful.
(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.
(2)	Total miles includes company and owner operator and excludes brokerage.

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

Other (income) expense. Interest expense consists of cash interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense increased 10.8% to $50.4 million for the year ended December 31, 2019 from $45.5 million for the year ended December 31, 2018. This increase was primarily attributable to an increase in amortization of debt issuance costs, debt balances and interest rates on the Term Loan facility.  Change in fair value of warrant liability changed from a gain of $66.0 million for the year ended December 31, 2018 to a gain of $1.4 million for the year ended December 31, 2019.  The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs.

Income Tax. Benefit from income taxes increased from $15.9 million for the year ended December 31, 2018 to $54.6 million for the year ended December 31, 2019. The increase is primarily the result of the tax benefit of $53.8 million recognized on impairment charges in 2019. For the year ended December 31, 2018, final valuations of intangible assets related to the 2017 acquisitions resulted in recognized deferred tax liabilities, which were then remeasured at the TCJA rates resulting in the recognition of an approximately $12.6 million deferred tax benefit during the year ended December 31, 2018. The effective tax rate was 15.1% for the year ended December 31, 2019, compared to (35.3)% for the year ended December 31, 2018. The effective income tax rate varies from the federal statutory rate primarily due to the impact of the TCJA, and to a lesser extent, state income taxes and the impact of nondeductible permanent differences, including driver per diems, transaction expenses and the change in fair value of warrant liability.

Capital Expenditures

The Company had net cash capital receipts of approximately $15.8 million and financed $72.7 million of non-cash capital expenditures for the year ended December 31, 2019.

Total net property and equipment additions for the year ended December 31, 2019 and 2018 are shown below:

	Year Ended December 31,
(Dollars in millions)	2019	2018

Net cash capital expenditures (receipts)	$(15.8)	$40.1
Total financed capital expenditures	72.7	89.6
Accrued capital expenditures	—	0.3
Transfers of property and equipment to sales-type lease assets	—	(9.4)
Transfers of sales-type lease assets to property and equipment	—	1.3
Property and equipment sold for notes receivable	(0.4)	(0.8)
Total net property and equipment additions	$56.5	$121.1

The decrease in total net property and equipment additions is due to timing of the Company’s replacement cycle for revenue equipment.

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

Cash provided by operating activities was $114.1 million during the year ended December 31, 2019 and consisted of $306.0 million of net loss plus $433.4 million of non-cash items, consisting primarily of depreciation, amortization, operating lease expense,  deferred taxes, impairment of goodwill, intangible and tangible assets, change in fair value of warrant liability and stock-based compensation, less $13.3 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the year ended December 31, 2019 primarily reflect a $2.6 million increase in drivers’ advances and other receivables, a $1.8 million increase in prepaid expenses and other current assets, a $1.8 million decrease in accounts payable and $15.3 million decrease in accrued expenses and other liabilities, offset by $8.2 million in payments received on accounts receivable. Cash provided by operating activities was $105.3 million during the year ended December 31, 2018 and consisted of $60.8 million of net income plus $60.4 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes, impairment of goodwill and intangible assets, change in fair value of warrant liability and stock-based compensation, less $15.9 million of net cash used for working capital and other activities. Cash used for working capital and other activities during the year ended December 31, 2018 primarily reflect a $33.2 million increase in accounts receivable and a $4.2 million increase in prepaid expenses and other current assets, offset by $14.7 million in payments received on sales-type leases and a $6.8 million increase in accounts payable and accrued expenses.

The $8.8 million increase in cash provided by operating activities during the year ended December 31, 2019, as compared with the year ended December 31, 2018, was primarily the result of a $366.8 million increase in net loss, reduced by a $17.8 million increase in depreciation, $2.3 million in write-off of deferred financing fees, a $298.9 million increase in impairment, $27.2 million increase in non-cash operating lease expense, a $64.6 million increase due to the change in fair value of warrant liability  and $2.6 million increase in bad debt expense. The increase in net loss was further increased by a $40.0 million decrease in deferred tax benefit, $1.2 increase in gain on disposition of property and equipment, an $2.6 million increase in net cash used by working capital, further reduced by $2.4 million deferred gain recognized on sales-type leases during the year ended December 31, 2018 which did not occur during the year ended December 31, 2019.

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

Business combinations – The Company’s strategy has historically been to consolidate the open-deck transportation industry and it has used significant amounts of capital to acquire 20 businesses since Daseke Companies, Inc.’s inception in 2008. However, during 2019 and 2020, the Company focused on organic growth, increasing free cash flow and margins. The Company will continue to evaluate potential acquisitions and any other sources of growth it considers in its best interest

Off-Balance Sheet Arrangements

The Company’s financial condition, results of operations, liquidity, capital expenditures and capital resources are not materially affected by off-balance sheet transactions. The Company had stand-by letters of credit in the amount of $18.1 million and $15.9 million at December 31, 2020 and 2019, respectively. The letters of credit provide collateral primarily for liability insurance claims.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2020:

	Payments Due By Period
	Less Than			More Than
(Dollars in millions)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt obligations, including interest(1)	$81.4	$147.5	$547.0	$5.9	$781.8
Finance lease obligations(2)	9.6	15.6	7.9	—	33.1
Operating lease obligations(3)	36.2	58.4	24.0	27.1	145.7
Warrant obligations(4)	—	6.3	—	—	6.3
Total contractual obligations	$127.2	$227.8	$578.9	$33.0	$966.9
(1)	Includes interest obligations on long-term debt and excludes fees. For variable rate debt, the interest rate in effect as of December 31, 2020 was utilized. The table assumes long-term debt is held to maturity.
(2)	Finance lease obligations relate primarily to revenue equipment.
(3)	Represents future monthly rental payment obligations, which include an interest element, under operating leases for tractors, trailers, facilities and real estate. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.
(4)	Represents the fair value of warrants outstanding as of December 31, 2020. See Note 12 to the Consolidated Financial Statements for additional information.

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

Warrant Liability

We account for warrants for shares of our common stock that are not indexed to our common stock or do not meet the equity classification guidance as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the  warrants. At the time of exercise, the portion of the warrant liability related to the warrants will be reclassified to additional paid-in capital.  Warrants that we issued in 2015 in a private placement require subjective judgment due to the judgment required in determining the expected volatility estimate used to determine the fair value, whereas the fair value of our warrants that were issued as part of our initial public offering are determined using the closing price of the warrants on the NASDAQ market.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are required to be designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures should include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures. On February 26, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our CEO and CFO had concluded that our disclosure controls and procedures were effective as of December 31, 2020. Subsequently, and as a result of the material weakness in our internal control over financial reporting described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On February 26, 2021, we filed the Original Report. At that time, our management had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to performing that evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting, described below, related to our accounting for warrants. Notwithstanding this material weakness, management has concluded that our financial statements included in this Annual Report on Amended Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report, which appears in this Item of this Annual Report on this Amended Form 10-K/A under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

Except as described below in “Remediation of 2019 Material Weaknesses as of December 31, 2020,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness as of December 31, 2020

As discussed above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting. Our internal control over financial reporting did not result in the proper classification of the warrants we issued in July and August 2015. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in July and August 2015. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes by acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting matters. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Remediation of 2019 Material Weaknesses as of December 31, 2020

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  Management has identified a material weakness in internal controls related to the design and operation of controls over the Company’s accounting for warrant agreements.

In our report dated February 26, 2021, we expressed an unqualified opinion on the Company’s internal control over financial reporting. The material weakness discussed above was subsequently identified in connection with the restatement of the Company’s previously issued consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as expressed herein, is different from that expressed in our previous report. The material weakness was considered in connection with the aforementioned restatement, and this report does not affect our opinion on the Company’s 2020 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020.  The material weakness identified above was considered in connection with the aforementioned restatement and in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 26, 2021 (except for the restatement described in Note 18 and the effects thereof, as to which the date is May 6, 2021) which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 26, 2021 (except for the material weakness discussed in Management’s Report on Internal Control over Financial Reporting, as to which the date is May 6, 2021)

Item 9B. Other Information

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

________________________

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

Leadership Transitions

Beginning in the second half of 2019, with approval by the Board, the Company initiated and began executing on several actions intended to stabilize and improve our long-term performance, which included several management team transitions. The changes in the Company’s management team in 2020 include the following:

●	On February 7, 2020, the Board promoted Mr. Easter to Chief Executive Officer of the Company, effective as of such date. Mr. Easter continued to serve as the Company’s Chief Operating Officer and principal financial officer until those roles were later filled by Messrs. Williams and Bates, respectively.
●	On April 2, 2020, the Company and Angie Moss entered into a transition and separation agreement that provides for her termination from the position of Senior Vice President and Chief Accounting Officer, which became effective on May 29, 2020.
●	On April 20, 2020, Mr. Bates was appointed Executive Vice President, Chief Financial Officer and Treasurer of the Company.
●	On May 6, 2020, Mr. Williams was appointed Executive Vice President and Chief Operating Officer of the Company.
●	On August 15, 2020, Mr. Bonner resigned as Executive Chairman of the Board. Mr. Bonner continues to serve as a Director of the Company, and in connection with his resignation as Executive Chairman of the Board, the Board elected Mr. Bonner as Chairman of the Board.
●	On December 30, 2020, Mr. Easter notified the Company of his retirement as Chief Executive Officer and director of the Company, effective December 31, 2020.

●	Also on December 30, 2020, the Board appointed Mr. Shepko as Interim Chief Executive Officer, effective January 1, 2021.

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
●
Utilize an independent compensation consultant
●
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
●
Maintain a competitive compensation package designed to attract, motivate and retain and reward experienced and talented executive officers
●
Ensure cliff vesting for portion of equity awards to align with stockholder interests
●
Utilize different financial metrics for short-term and long-term compensation programs

●
Provide excessive severance agreements or tax gross-up payments to executives
●
Allow directors or officers to hedge Company stock or pledge Company stock as collateral for a loan except in certain limited circumstances pre-approved by our Chief Legal Officer, who will approve such request only if such person clearly demonstrates the ability to repay the loan without selling stock
●
Provide excessive perquisites to our executives
●
Utilize compensation practices that involve excessive or unnecessary risk-taking
●
Allow directors or officers to engage in speculative trading of Company stock
●
Allow ratable vesting for all equity awards
●
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

Changes to Our Program in 2020

In late 2019 and early 2020, the Compensation Committee conducted an in-depth assessment of our executive compensation program to determine whether any changes were appropriate to help ensure that the program meets our goals of attracting, retaining, and motivating valuable executives, driving long-term stockholder value creation and financial performance that underpins that stockholder value creation, and aligning our executives’ financial interests with the success of the Company. In 2020, the Compensation Committee decided that our executive compensation program in its current form should be modified prospectively to better meet these objectives, and has accordingly implemented the following modifications:

●	Developed a compensation program that is more reflective of evolving market practices; for example, by providing market competitive annual and long-term incentive award opportunities tied to short-term and long-term financial performance and stockholder value creation;
●	Re-calibrated the mix of base salary, annual bonus opportunity and long-term incentive award opportunity for executives to rebalance (i) fixed vs. at-risk compensation and (ii) short-term vs. long-term compensation;
●	Streamlined performance metrics used in the annual incentive plan to drive the most critical behaviors and financial performance in distinct areas that are most closely aligned with business objectives and sustainable profitability, which ultimately ties to stockholder value creation; and
●	Fostered the achievement of long-term incentives by using a mix of performance-based awards and time-vested stock options to enhance the alignment of executive and stockholder interests, including the grant of performance shares that are earned based on the achievement of aggressive stock price hurdles plus continued employment, as well as stock options that only have value if there is stockholder value creation from the date of grant, as well as continued employment.

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

_________________________

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

(3)Reflects the following:

Name	Year	401(k) Company-matching contributions ($)	Accrued severance benefits ($)(a)	Relocation expenses ($)	Other ($)	Total ($)
Chris Easter	2020	11,400	3,300,000	—	—	3,311,400
	2019	5,417	—	60,787	—	66,204
Jason Bates	2020	—	—	250,000	—	250,000
Rick Williams(b)	2020	11,400	—	—	1,622	13,022

_________________________

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

Outstanding Equity Awards At Fiscal Year-End Table

The following table reflects information regarding outstanding equity-based awards held by our NEOs as of December 31, 2020.

									($)(2)
	Option awards					Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(1)	Equity Incentive plan awards: Market value of unearned shares, units or other rights that have not vested ($)(2)
Chris Easter	1/16/2019	70,000	—	3.83	1/16/2029	—	—	—	—
	9/06/2019	79,545	—	2.20	9/06/2029	—	—	—	—
Jason Bates(3)	4/20/2020	—	223,600(4)	1.38	4/20/2030	—	—	—	—
	4/20/2020	—	—	—	—	259,000(5)	1,504,790	129,500(6)	752,395
	4/20/2020	—	186,300(4)	1.38	4/20/2030	—	—	—	—
Rick Williams	5/06/2020	—	260,900(4)	1.41	5/06/2030	—	—	—	—
	5/06/2020	—	—	—	—	302,133(5)	1,755,393	151,067(6)	877,699
	5/06/2020	—	310,600(4)	1.41	5/06/2030	—	—	—	—

_________________________

(1)	The treatment of these awards upon certain employment termination and change in control events is described under “—Potential Payments Upon Termination or Change in Control” below.
(2)	Calculated based on the closing price for the Common Stock on December 31, 2020, which was $5.81.
(3)	The awards granted to Mr. Bates constitute “employment inducement grants” under NASDAQ Listing Rule 5635(c)(4).
(4)	Options are scheduled to vest in three equal installments on the first three anniversaries of the grant date, subject to continued service through each applicable vesting date.
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

	($)(1)
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

_________________________

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

_________________________

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 31, 2021 based on information filed with the SEC or obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
●	each of our NEOs and directors (including our nominees) that beneficially owns shares of Common Stock; and
●	all our executive officers and directors as a group.

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

_________________________

*Less than one percent.

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

In determining whether to approve a related party transaction, the Audit Committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;
●	whether there are business reasons for us to enter into the transaction;
●	whether the transaction would impair the independence of an outside director;
●	whether the transaction would present an improper conflict of interest for any director or executive officer taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of the director’s, executive officer’s or related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant; and
●	any pre-existing contractual obligations.

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

_________________________

(1)Audit-related services are comprised of an audit of a benefit plan in 2019 and in 2020.

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

DASEKE, INC.
(Registrant)

Date:	May 6, 2021	By:	/s/ Jonathan Shepko
Jonathan Shepko
Interim Chief Executive Officer and Director (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 6, 2021.

/s/ Jonathan Shepko	Interim Chief Executive Officer and Director (Principal Executive Officer)
Jonathan Shepko
/s/ Jason Bates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Jason Bates
/s/ Brian Bonner	Chairman of the Board
Brian Bonner
/s/ Don R. Daseke	Director
Don R. Daseke
/s/ Catharine Ellingsen	Director
Catharine Ellingsen
/s/ Grant Garbers	Director
Grant Garbers
/s/ Daniel J. Hennessy	Director
Daniel J. Hennessy
/s/ Chuck Serianni	Director
Chuck Serianni
/s/ Ena Williams	Director
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 (except for the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting, as to which the date is May 6, 2021) expressed an adverse opinion.

Restatement of the financial statements

As discussed in Note 18, the financial statements have been restated to correct a misstatement.

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

The principal consideration for our determination that the estimation of the fair values of the reporting units and trade names is a critical audit matter is that there was high estimation uncertainty due to significant judgments with respect to assumptions used to project the future cash flows, including revenue growth rates, operating margin, and capital expenditures, as well as the discount rate and the valuation methodologies applied by the third party valuation firm.

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

Dallas, Texas

February 26, 2021 (except for the restatement described in Note 18 and the effects thereof, as to which the date is May 6, 2021)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2020	2019
ASSETS	As Restated	As Restated
Current assets:
Cash and cash equivalents	$176.2	$95.7
Accounts receivable, net of allowance of $3.0 and $3.5 at December 31, 2020 and 2019, respectively	154.4	197.8
Drivers’ advances and other receivables	8.0	8.2
Other current assets	26.5	25.4
Total current assets	365.1	327.1

Property and equipment, net	402.7	464.3
Intangible assets, net	93.8	109.1
Goodwill	140.1	139.9
Right-of-use assets	121.1	95.9
Other non-current assets	4.1	4.3
Total assets	$1,126.9	$1,140.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16.5	$20.5
Accrued expenses and other liabilities	35.7	44.2
Accrued payroll, benefits and related taxes	29.9	28.2
Accrued insurance and claims	23.7	18.7
Current portion of long-term debt	54.0	59.4
Current operating lease liabilities	30.9	27.3
Other current liabilities	—	21.5
Total current liabilities	190.7	219.8

Line of credit	—	1.7
Long-term debt, net of current portion	618.6	631.6
Deferred tax liabilities	70.0	69.9
Non-current operating lease liabilities	96.0	77.8
Warrant liability	6.3	4.2
Other non-current liabilities	6.5	1.1
Total liabilities	988.1	1,006.1

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at December 31, 2020 and 2019	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 65,023,174 and 64,589,075 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Additional paid-in-capital	401.6	396.9
Accumulated deficit	(327.8)	(327.0)
Accumulated other comprehensive loss	—	(0.4)
Total stockholders’ equity	138.8	134.5
Total liabilities and stockholders’ equity	$1,126.9	$1,140.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In millions, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:	As Restated	As Restated	As Restated
Company freight	$676.8	$804.6	$721.7
Owner operator freight	408.9	455.3	440.5
Brokerage	234.3	294.7	266.4
Logistics	37.4	47.5	42.8
Fuel surcharge	96.7	134.9	141.7
Total revenue	1,454.1	1,737.0	1,613.1

Operating expenses:
Salaries, wages and employee benefits	399.4	483.2	407.4
Fuel	87.3	138.5	141.1
Operations and maintenance	169.1	213.1	181.5
Communications	3.6	4.4	3.3
Purchased freight	491.4	597.7	588.6
Administrative expenses	66.5	75.5	58.5
Sales and marketing	1.8	5.1	3.4
Taxes and licenses	16.4	19.2	17.2
Insurance and claims	66.9	49.9	45.8
Acquisition-related transaction expenses	—	—	2.6
Depreciation and amortization	98.3	146.5	131.1
Gain on disposition of revenue property and equipment	(6.9)	(5.2)	(3.2)
Impairment	15.4	312.8	13.9
Restructuring charges	9.5	8.4	—
Total operating expenses	1,418.7	2,049.1	1,591.2
Income (loss) from operations	35.4	(312.1)	21.9

Other expense (income):
Interest income	(0.6)	(1.0)	(1.3)
Interest expense	44.9	50.4	45.5
Write-off of deferred financing fees	—	2.3	—
Change in fair value of warrant liability	2.1	(1.4)	(66.0)
Other	(14.9)	(1.8)	(1.2)
Total other expense	31.5	48.5	(23.0)

Income (loss) before benefit for income taxes	3.9	(360.6)	44.9
Income tax benefit	(0.2)	(54.6)	(15.9)
Net income (loss)	4.1	(306.0)	60.8
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0, $0.3 and $(0.5), respectively	0.4	0.5	(1.8)
Comprehensive income (loss)	4.5	(305.5)	59.0

Net income (loss)	4.1	(306.0)	60.8
Less dividends to Series A convertible preferred stockholders	(4.9)	(5.0)	(4.9)
Net income (loss) attributable to common stockholders	$(0.8)	$(311.0)	$55.9
Earnings (loss) per common share:
Basic	$(0.01)	$(4.84)	$0.91
Diluted	$(0.01)	$(4.84)	$0.90
Weighted-average common shares outstanding:
Basic	64,775,275	64,303,438	60,672,999
Diluted	64,775,275	64,303,438	66,325,172
Dividends declared per Series A convertible preferred share	$7.63	$7.63	$7.63

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

(In millions, except share data)

	Series A Convertible					Retained	Accumulated
	Preferred Stock		Common Stock			Earnings	Other
				Par	Additional	(Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit)	Income (Loss)	Total
Balance at January 1, 2018 (As Restated)	650,000	65.0	48,712,288	—	237.3	(23.7)	0.9	279.5
Exercise of stock options	—	—	5,000	—	0.1	—	—	0.1
Exercise of warrants	—	—	2	—	—	—	—	—
Vesting of restricted stock units	—	—	84,516	—	(0.4)	—	—	(0.4)
Series A convertible preferred stock dividend	—	—	—	—	—	(4.9)	—	(4.9)
Stock-based compensation expense	—	—	—	—	3.6	—	—	3.6
Issuance of common stock	—	—	10,653,368	—	104.5	—	—	104.5
Issuance of earnout shares	—	—	5,000,000	—	48.2	(48.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1.8)	(1.8)
Net income (As Restated)	—	—	—	—	—	60.8	—	60.8
Balance at December 31, 2018 (As Restated)	650,000	65.0	64,455,174	—	393.3	(16.0)	(0.9)	441.4
Vesting of restricted stock units	—	—	133,901	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	(5.0)	—	(5.0)
Stock-based compensation expense	—	—	—	—	3.8	—	—	3.8
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net loss (As Restated)	—	—	—	—	—	(306.0)	—	(306.0)
Balance at December 31, 2019 (As Restated)	650,000	65.0	64,589,075	—	396.9	(327.0)	(0.4)	134.5
Exercise of warrants	—	—	1	—	—	—	—	—
Vesting of restricted stock units	—	—	434,098	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	(4.9)	—	(4.9)
Stock-based compensation expense	—	—	—	—	4.8	—	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	0.4	0.4
Net income (As Restated)	—	—	—	—	—	4.1	—	4.1
Balance at December 31, 2020 (As Restated)	650,000	$65.0	65,023,174	$—	$401.6	$(327.8)	$—	$138.8

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities	As Restated	As Restated	As Restated
Net income (loss)	$4.1	$(306.0)	$60.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	91.1	132.2	114.4
Amortization of intangible assets	7.2	14.3	16.7
Amortization of deferred financing fees	4.3	3.5	2.9
Non-cash operating lease expense	(8.0)	27.2	—
Non-cash adjustments to contingent consideration	(13.9)	—	—
Change in fair value of warrant liability	2.1	(1.4)	(66.0)
Write-off of deferred financing fees	—	2.3	—
Stock-based compensation expense	5.9	3.8	3.6
Deferred taxes	(0.1)	(59.8)	(19.8)
Bad debt expense	1.2	3.7	1.1
Gain on disposition of property and equipment	(6.9)	(5.2)	(4.0)
Deferred gain recognized on sales-type leases	—	—	(2.4)
Impairment	15.4	312.8	13.9
Changes in operating assets and liabilities
Accounts receivable	42.2	8.2	(33.2)
Drivers’ advances and other receivables	—	(2.6)	—
Payments received on sales-type leases	—	—	14.7
Other current assets	(0.6)	(1.8)	(4.2)
Accounts payable	(4.1)	(1.8)	(8.9)
Accrued expenses and other liabilities	5.0	(15.3)	15.7
Net cash provided by operating activities	144.9	114.1	105.3

Cash flows from investing activities
Purchase of property and equipment	(37.2)	(22.0)	(66.4)
Proceeds from sale of property and equipment	68.8	37.8	26.3
Cash paid in acquisitions, net of cash acquired	—	—	(131.7)
Net cash provided by (used in) investing activities	31.6	15.8	(171.8)

Cash flows from financing activities:
Advances on line of credit	1,484.7	1,357.0	1,101.2
Repayments on line of credit	(1,486.4)	(1,355.3)	(1,105.8)
Principal payments on long-term debt	(82.2)	(76.0)	(58.6)
Proceeds from long-term debt	—	—	6.1
Payment of contingent consideration	(7.6)	—	—
Deferred financing fees	—	(0.3)	(1.5)
Proceeds from issuance of common stock	—	—	84.4
Series A convertible preferred stock dividends	(4.9)	(5.0)	(4.9)
Net cash provided by (used in) financing activities	(96.4)	(79.6)	20.9

Effect of exchange rates on cash and cash equivalents	0.4	(0.6)	0.9

Net increase (decrease) in cash and cash equivalents	80.5	49.7	(44.7)
Cash and cash equivalents – beginning of year	95.7	46.0	90.7
Cash and cash equivalents – end of year	$176.2	$95.7	$46.0

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, and are depreciated to estimated salvage value using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and building improvements	10 – 40 years
Leasehold improvements	5 – 20 years (1)
Revenue equipment – tractors, trailers and accessories	5 – 15 years
Assets leased and available for lease to owner-operators	5 – 15 years
Vehicles	5 – 7 years
Furniture and fixtures	5 – 7 years
Office, computer equipment and capitalized software development	3 – 5 years

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

The Company’s warrant liabilities (see Note 12 for details) are included within the Level 1 and Level 3 fair value hierarchy.  The Company valued contingent consideration for acquisition related earn-outs (see Note 3 for details) using Level 3 inputs. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of December 31, 2020
Liabilities:	Level 1	Level 2	Level 3	Total
Earnout liability	$—	$—	$—	$—
Warrant liability	3.6	—	2.7	6.3
Total fair value	$3.6	$—	$2.7	$6.3

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair value as of December 31, 2019
Liabilities:	Level 1	Level 2	Level 3	Total
Earnout liability	$—	$—	$21.5	$21.5
Warrant liability	2.4	—	1.8	4.2
Total fair value	$2.4	$—	$23.3	$25.7

The table below is a summary of the changes in the fair value of the earn-out liability within the Level 3 fair value hierarchy for the years ended December 31, 2020 and 2019 (in millions):

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

The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy for the years ended December 31, 2020 and 2019 (in millions):

	2020	2019
Balance, beginning of year	$1.8	$2.4
Change in fair value	0.9	(0.6)
Balance, end of year	$2.7	$1.8

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock or do not meet the equity classification guidance as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At the time of exercise, the portion of the warrant liability related to the exercised common stock warrants will be reclassified to additional paid-in capital.  See Note 12 for additional details on the common stock purchase warrants.

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

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of December 31, 2020 and 2019, for the years ended December 31, 2020, 2019 and 2018 to correct misstatements in those prior periods related to misstatements identified in improperly applying accounting guidance for the Company’s common stock warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

See Note 18, Restatement of Previously Issued Financial Statements, for additional information regarding the errors identified and the restatement adjustments made to the financial statements.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the effective income tax rate and the United States statutory income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows (in millions):

	2020	2019	2018
	As Restated	As Restated	As Restated
Income tax expense (benefit) at United States statutory income tax rate	$0.8	$(75.7)	$9.4
Federal income tax effects of:
State income tax expense, net of federal benefit	(1.6)	(6.2)	(2.7)
Foreign tax rate differential	0.1	(0.8)	(0.3)
Goodwill impairment	—	23.4	—
Per diem and other nondeductible expenses	1.4	2.3	4.1
Arbitrated decrease in contingent consideration	(2.9)	—	—
Change in valuation allowance	0.6	1.2	—
Cumulative effect of change in effective tax rate	—	—	(12.6)
Change in fair value of warrant liability	0.5	(0.4)	(13.8)
Tax credits	(0.1)	(0.3)	(0.1)
Other	1.0	1.9	0.1
Income tax benefit	$(0.2)	$(54.6)	$(15.9)
Effective tax rate	(5.1)%	15.1%	(35.3)%

The decrease in the effective tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily the result of the exclusion of nondeductible goodwill impairment. The decrease in the effective tax rate for the year ended December 31, 2019 compared to the year ended December 31, 2018 is primarily the result of a one-time benefit in 2018 related to the remeasurement of the net deferred tax liability as a result of the Tax Cuts and Jobs Act (TCJA) combined with the impairment of goodwill in 2019 for which there was no tax basis and the change in fair value of warrant liability.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, the Company’s valuation allowance against a portion of its foreign deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized was $10.5 million and $7.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon future reversal of taxable and deductible temporary differences, the generation of future taxable income, and the feasibility of ongoing tax planning strategies during the periods in which those temporary differences are deductible.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

The Company issued 19,959,902 warrants (the “Public Warrants”) to purchase its common stock as part of Hennessy Capital Acquisition Corp. II’s initial public offering (“IPO”). The Company also issued 15,080,756 warrants (the “Private Placement Warrants”) to the sponsor in a private placement that closed simultaneously with the consummation of the IPO.  At December 31, 2020, there were a total of 35,040,656 warrants outstanding to purchase 17,520,328 shares of the Company’s common stock.

Each warrant entitles the registered holder to purchase one-half of one share of the Company’s common stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. The warrants may be exercised only for a whole number of shares of the Company’s common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire on February 27, 2022, or earlier upon redemption or liquidation. The Public Warrants are listed on the NASDAQ market under the symbol DSKEW.  The Company accounts for these warrants as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. Upon exercise, the portion of the warrant liability related to the exercised common stock warrants will be reclassified to additional paid-in capital. The fair value of the Public Warrants is determined using the closing price of the warrants on the NASDAQ market.  The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Daseke public warrant pricing, Daseke’s own historical volatility and the volatility of guideline public companies.  The fair value of the warrant liability was $6.3 million and $4.2 million as of December 31, 2020 and 2019, respectively.

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

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Totals
Year Ended December 31, 2020
Total revenue	$578.9	$893.7	$(18.5)	$1,454.1
Company freight	191.2	495.6	(10.0)	676.8
Owner operator freight	262.1	152.5	(5.7)	408.9
Brokerage	70.3	165.6	(1.6)	234.3
Logistics	2.9	34.5	—	37.4
Fuel surcharge	52.4	45.5	(1.2)	96.7
Operating income (loss)	32.6	53.3	(50.5)	35.4
Depreciation	35.1	55.1	0.9	91.1
Amortization of intangible assets	3.2	4.0	—	7.2
Impairment	2.0	13.4	—	15.4
Restructuring	0.6	8.8	0.1	9.5
Non-cash operating lease expense	(0.3)	(7.7)	—	(8.0)
Interest expense	9.5	11.4	24.0	44.9
Income (loss) before income tax (As Restated)	7.2	32.0	(35.3)	3.9
Total assets	326.1	596.5	204.3	1,126.9
Capital expenditures	30.3	57.6	7.6	95.5
Year Ended December 31, 2019
Total revenue	$663.0	$1,095.7	$(21.7)	$1,737.0
Company freight	215.3	603.2	(13.9)	804.6
Owner operator freight	275.7	185.5	(5.9)	455.3
Brokerage	93.9	200.8	—	294.7
Logistics	2.8	44.8	(0.1)	47.5
Fuel surcharge	75.3	61.4	(1.8)	134.9
Operating loss	(94.4)	(158.7)	(59.0)	(312.1)
Depreciation	46.5	85.0	0.7	132.2
Amortization of intangible assets	5.3	9.0	—	14.3
Impairment	116.7	196.1	—	312.8
Restructuring	1.7	3.9	2.8	8.4
Non-cash operating lease expense	10.6	16.2	0.4	27.2
Interest expense	10.7	12.9	26.8	50.4
Loss before income tax (As Restated)	(126.1)	(203.6)	(30.9)	(360.6)
Total assets	348.1	683.1	109.4	1,140.6
Capital expenditures	38.3	54.8	1.6	94.7
Year Ended December 31, 2018
Total revenue	$662.0	$965.1	$(14.0)	$1,613.1
Company freight	206.2	524.3	(8.8)	721.7
Owner operator freight	271.5	171.8	(2.8)	440.5
Brokerage	104.2	163.1	(0.9)	266.4
Logistics	3.0	39.9	(0.1)	42.8
Fuel surcharge	77.1	66.0	(1.4)	141.7
Operating income (loss)	32.9	23.1	(34.1)	21.9
Depreciation	29.9	84.3	0.2	114.4
Amortization of intangible assets	6.2	10.5	—	16.7
Impairment	—	13.9	—	13.9
Interest expense	8.6	11.3	25.6	45.5
Income (loss) before income tax (As Restated)	13.8	(7.1)	38.2	44.9
Total assets	464.8	884.2	41.9	1,390.9
Capital expenditures	38.2	116.0	2.1	156.3

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

For the years ended December 31, 2020 and 2019 shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. For the years ended December 31, 2020, 2019 and 2018 shares of the Company’s outstanding stock options were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(In millions except per share data)	2020	2019	2018
Numerator	As Restated	As Restated	As Restated
Net income (loss)	$4.1	$(306.0)	$60.8
Less Series A preferred dividends	(4.9)	(5.0)	(4.9)
Net income (loss) attributable to common stockholders	(0.8)	(311.0)	55.9
Allocation of earnings to non-vested participating restricted stock units	—	—	(0.9)
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$(0.8)	$(311.0)	$55.0

Effect of dilutive securities:
Add back Series A preferred dividends	$—	$—	$4.9
Add back allocation earnings to participating securities	—	—	0.9
Reallocation of earnings to participating securities considering potentially dilutive securities	—	—	(0.9)
Numerator for diluted EPS - income (loss) available to common shareholders - two class method	$(0.8)	$(311.0)	$59.9

Denominator
Denominator for basic EPS - weighted-average shares	64,775,275	64,303,438	60,672,999
Effect of dilutive securities:
Stock options and performance share units	—	—	—
Convertible preferred stock	—	—	5,652,173
Denominator for diluted EPS - weighted-average shares	64,775,275	64,303,438	66,325,172

Basic earnings (loss) per share	$(0.01)	$(4.84)	$0.91
Diluted earnings (loss) per share	$(0.01)	$(4.84)	$0.90

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 1, the Company has restated previously issued financial statements to correct the error resulting from misapplication of the guidance on accounting for its issued warrants. Based on ASC 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock or meet the equity classification guidance shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations and comprehensive income (loss).

In July and August 2015, in addition to other securities, the Company issued 35,040,664 warrants to purchase 17,520,332 shares of common stock. The Company determined that the financial statements should be restated to reflect these warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in the statements of operations and comprehensive income (loss) for all periods since issuance.

The following presents the restated consolidated financial statements as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018.

The Restatement Adjustments reflect the entries to record the initial warrant liability from the Warrants and to revalue the warrant liability to the then fair value at the end of each period presented.  We recorded a $31.0 million reduction to retained earnings (accumulated deficit) as of January 1, 2018 to reflect the change in fair value of the warrants between the issuance date and December 31, 2017.  Each subsequent quarter end, starting with March 31, 2018, the warrant liability was adjusted to fair value and the difference is reflected within change in fair value of warrant liability in the statement of operations and comprehensive income (loss).

The following presents a reconciliation of the consolidated balance sheets as previously reported to the restated amounts as of December 31, 2020 and 2019.

	CONSOLIDATED BALANCE SHEETS
	As Previously Reported	Adjustments	As Restated
As of December 31, 2020
Warrant liability	$—	$6.3	$6.3
Total liabilities	$981.8	$6.3	$988.1
Additional paid in capital	$442.2	$(40.6)	$401.6
Accumulated deficit	$(362.1)	$34.3	$(327.8)
Total stockholders' equity	$145.1	$(6.3)	$138.8

As of December 31, 2019
Warrant liability	$—	$4.2	$4.2
Total liabilities	$1,001.9	$4.2	$1,006.1
Additional paid in capital	$437.5	$(40.6)	$396.9
Accumulated deficit	$(363.4)	$36.4	$(327.0)
Total stockholders' equity	$138.7	$(4.2)	$134.5

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents a reconciliation of the consolidated statements of operations and comprehensive income (loss) as previously reported to the restated amounts for the years ended December 31, 2020, 2019 and 2018.

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	As Previously Reported	Adjustments	As Restated
For the year ended December 31, 2020
Change in fair value of warrant liability	$—	$2.1	$2.1
Total other expense	$29.4	$2.1	$31.5
Income (loss) before income taxes	$6.0	$(2.1)	$3.9
Net income (loss)	$6.2	$(2.1)	$4.1
Comprehensive income (loss)	$6.6	$(2.1)	$4.5
Net income (loss) attributable to common stockholders	$1.3	$(2.1)	$(0.8)
Earnings (loss) per common share - Basic	$0.02	$(0.03)	$(0.01)
Earnings (loss) per common share - Diluted	$0.02	$(0.03)	$(0.01)
Weighted-average common shares outstanding - Diluted	65,671,246	(895,971)	64,775,275

For the year ended December 31, 2019
Change in fair value of warrant liability	$—	$(1.4)	$(1.4)
Total other expense	$49.9	$(1.4)	$48.5
Income (loss) before income taxes	$(362.0)	$1.4	$(360.6)
Net income (loss)	$(307.4)	$1.4	$(306.0)
Comprehensive income (loss)	$(306.9)	$1.4	$(305.5)
Net income (loss) attributable to common stockholders	$(312.4)	$1.4	$(311.0)
Earnings (loss) per common share - Basic	$(4.86)	$0.02	$(4.84)
Earnings (loss) per common share - Diluted	$(4.86)	$0.02	$(4.84)

For the year ended December 31, 2018
Change in fair value of warrant liability	$—	$(66.0)	$(66.0)
Total other expense	$43.0	$(66.0)	$(23.0)
Income (loss) before income taxes	$(21.1)	$66.0	$44.9
Net income (loss)	$(5.2)	$66.0	$60.8
Comprehensive income (loss)	$(7.0)	$66.0	$59.0
Net income (loss) attributable to common stockholders	$(10.1)	$66.0	$55.9
Earnings (loss) per common share - Basic	$(0.16)	$1.07	$0.91
Earnings (loss) per common share - Diluted	$(0.16)	$1.06	$0.90
Weighted-average common shares outstanding - Diluted	61,654,820	4,670,352	66,325,172

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents a reconciliation of the consolidated statements of stockholders’ equity as previously reported to the restated amounts as of December 31, 2020, 2019 and 2018 and for the opening balance as of January 1, 2018.

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	As Previously Reported	Adjustments	As Restated
As of December 31, 2020
Additional paid in capital	$442.2	$(40.6)	$401.6
Accumulated deficit	$(362.1)	$34.3	$(327.8)
Total stockholders' equity	$145.1	$(6.3)	$138.8

As of December 31, 2019
Additional paid in capital	$437.5	$(40.6)	$396.9
Accumulated deficit	$(363.4)	$36.4	$(327.0)
Total stockholders' equity	$138.7	$(4.2)	$134.5

As of December 31, 2018
Additional paid in capital	$433.9	$(40.6)	$393.3
Accumulated deficit	$(51.0)	$35.0	$(16.0)
Total stockholders' equity	$447.0	$(5.6)	$441.4

As of January 1, 2018
Additional paid in capital	$277.9	$(40.6)	$237.3
Retained earnings (accumulated deficit)	$7.3	$(31.0)	$(23.7)
Total stockholders' equity	$351.1	$(71.6)	$279.5

The following presents a reconciliation of the consolidated statements of cash flows from the prior periods as previously reported to the restated amounts for the years ended December 31, 2020, 2019 and 2018.

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	As Previously Reported	Adjustments	As Restated
For the year ended December 31, 2020
Net income	$6.2	$(2.1)	$4.1
Change in fair value of warrant liability	$—	$2.1	$2.1

For the year ended December 31, 2019
Net loss	$(307.4)	$1.4	$(306.0)
Change in fair value of warrant liability	$—	$(1.4)	$(1.4)

For the year ended December 31, 2018
Net income (loss)	$(5.2)	$66.0	$60.8
Change in fair value of warrant liability	$—	$(66.0)	$(66.0)

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

As discussed in Note 1 and Note 18, the Company has restated previously issued financial statements to correct the error resulting from misapplication of the guidance on accounting for its issued warrants.

The following tables contains the restatement of previously reported unaudited consolidated balance sheets as of September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019.

		CONSOLIDATED BALANCE SHEETS
		UNAUDITED
		September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019	March 31, 2019
Warrant liability	As Previously Reported	$—	$—	$—	$—	$—	$—
	Adjustments	$5.1	$2.1	$3.2	$6.3	$7.7	$11.9
	As Restated	$5.1	$2.1	$3.2	$6.3	$7.7	$11.9

Total liabilities	As Previously Reported	$1,038.9	$1,013.0	$1,017.5	$1,032.8	$1,072.0	$1,062.2
	Adjustments	$5.1	$2.1	$3.2	$6.3	$7.7	$11.9
	As Restated	$1,044.0	$1,015.1	$1,020.7	$1,039.1	$1,079.7	$1,074.1

Additional paid in capital	As Previously Reported	$440.4	$439.4	$438.4	$436.6	$435.6	$434.9
	Adjustments	$(40.6)	$(40.6)	$(40.6)	$(40.6)	$(40.6)	$(40.6)
	As Restated	$399.8	$398.8	$397.8	$396.0	$395.0	$394.3

Accumulated deficit	As Previously Reported	$(368.2)	$(382.7)	$(381.9)	$(343.7)	$(69.2)	$(61.5)
	Adjustments	$35.5	$38.5	$37.4	$34.3	$32.9	$28.7
	As Restated	$(332.7)	$(344.2)	$(344.5)	$(309.4)	$(36.3)	$(32.8)

Total stockholders' equity	As Previously Reported	$136.7	$121.0	$120.6	$157.3	$431.0	$437.6
	Adjustments	$(5.1)	$(2.1)	$(3.2)	$(6.3)	$(7.7)	$(11.9)
	As Restated	$131.6	$118.9	$117.4	$151.0	$423.3	$425.7

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables contain the restatement of previously reported unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019.

		CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
		UNAUDITED
		Three months ended
		September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019	March 31, 2019
Change in fair value of warrant liability	As Previously Reported	$—	$—	$—	$—	$—	$—
	Adjustments	$3.0	$(1.1)	$(1.0)	$(1.4)	$(4.2)	$6.3
	As Restated	$3.0	$(1.1)	$(1.0)	$(1.4)	$(4.2)	$6.3

Total other expense	As Previously Reported	$10.4	$9.8	$12.9	$14.5	$11.8	$11.9
	Adjustments	$3.0	$(1.1)	$(1.0)	$(1.4)	$(4.2)	$6.3
	As Restated	$13.4	$8.7	$11.9	$13.1	$7.6	$18.2

Income (loss) before income taxes	As Previously Reported	$17.7	$2.6	$(21.2)	$(331.1)	$(7.1)	$(11.2)
	Adjustments	$(3.0)	$1.1	$1.0	$1.4	$4.2	$(6.3)
	As Restated	$14.7	$3.7	$(20.2)	$(329.7)	$(2.9)	$(17.5)

Net income (loss)	As Previously Reported	$15.7	$0.5	$(17.3)	$(273.3)	$(6.4)	$(9.3)
	Adjustments	$(3.0)	$1.1	$1.0	$1.4	$4.2	$(6.3)
	As Restated	$12.7	$1.6	$(16.3)	$(271.9)	$(2.2)	$(15.6)

Comprehensive income (loss)	As Previously Reported	$15.9	$0.7	$(17.8)	$(273.5)	$(6.0)	$(9.2)
	Adjustments	$(3.0)	$1.1	$1.0	$1.4	$4.2	$(6.3)
	As Restated	$12.9	$1.8	$(16.8)	$(272.1)	$(1.8)	$(15.5)

Net income (loss) attributable to common stockholders	As Previously Reported	$14.5	$(0.8)	$(18.5)	$(274.5)	$(7.7)	$(10.5)
	Adjustments	$(3.0)	$1.1	$1.0	$1.4	$4.2	$(6.3)
	As Restated	$11.5	$0.3	$(17.5)	$(273.1)	$(3.5)	$(16.8)

Earnings (loss) per common share - Basic	As Previously Reported	$0.22	$(0.01)	$(0.29)	$(4.25)	$(0.12)	$(0.16)
	Adjustments	$(0.05)	$0.01	$0.02	$0.02	$0.07	$(0.10)
	As Restated	$0.17	$—	$(0.27)	$(4.23)	$(0.05)	$(0.26)

Earnings (loss) per common share - Diluted	As Previously Reported	$0.22	$(0.01)	$(0.29)	$(4.25)	$(0.12)	$(0.16)
	Adjustments	$(0.05)	$0.01	$0.02	$0.02	$0.07	$(0.10)
	As Restated	$0.17	$—	$(0.27)	$(4.23)	$(0.05)	$(0.26)

In addition, for the three months ended June 30, 2020, weighted-average common shares outstanding – diluted as previously reported was 64,173,164, had adjustments of 538,046, and as Restated was 64,711,210.

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables contain the restatement of previously reported unaudited consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2020 and 2019, and the six months ended June 30, 2020 and 2019.

		CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
		UNAUDITED
		Nine months ended September 30,		Six months ended June 30,
		2020	2019	2020	2019
Change in fair value of warrant liability	As Previously Reported	$—	$—	$—	$—
	Adjustments	$0.9	$0.7	$(2.1)	$2.1
	As Restated	$0.9	$0.7	$(2.1)	$2.1

Total other expense	As Previously Reported	$33.1	$38.2	$22.7	$23.7
	Adjustments	$0.9	$0.7	$(2.1)	$2.1
	As Restated	$34.0	$38.9	$20.6	$25.8

Income (loss) before income taxes	As Previously Reported	$(0.9)	$(349.4)	$(18.6)	$(18.3)
	Adjustments	$(0.9)	$(0.7)	$2.1	$(2.1)
	As Restated	$(1.8)	$(350.1)	$(16.5)	$(20.4)

Net income (loss)	As Previously Reported	$(1.1)	$(289.0)	$(16.8)	$(15.7)
	Adjustments	$(0.9)	$(0.7)	$2.1	$(2.1)
	As Restated	$(2.0)	$(289.7)	$(14.7)	$(17.8)

Comprehensive income (loss)	As Previously Reported	$(1.2)	$(288.7)	$(17.1)	$(15.2)
	Adjustments	$(0.9)	$(0.7)	$2.1	$(2.1)
	As Restated	$(2.1)	$(289.4)	$(15.0)	$(17.3)

Net income (loss) attributable to common stockholders	As Previously Reported	$(4.8)	$(292.7)	$(19.3)	$(18.2)
	Adjustments	$(0.9)	$(0.7)	$2.1	$(2.1)
	As Restated	$(5.7)	$(293.4)	$(17.2)	$(20.3)

Earnings (loss) per common share - Basic	As Previously Reported	$(0.07)	$(4.54)	$(0.30)	$(0.28)
	Adjustments	$(0.02)	$(0.01)	$0.03	$(0.03)
	As Restated	$(0.09)	$(4.55)	$(0.27)	$(0.31)

Earnings (loss) per common share - Diluted	As Previously Reported	$(0.07)	$(4.54)	$(0.30)	$(0.28)
	Adjustments	$(0.02)	$(0.01)	$0.03	$(0.03)
	As Restated	$(0.09)	$(4.55)	$(0.27)	$(0.31)

DASEKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables contain the restatement of previously reported unaudited consolidated statements of changes in stockholders’ equity as of September 30, 2020, June 30, 2020, March 31, 2020, January 1, 2020, September 30, 2019, June 30, 2019, March 31, 2019 and January 1, 2019.

		CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
		UNAUDITED
		September 30, 2020	June 30, 2020	March 31, 2020	January 1, 2020
Additional paid in capital	As Previously Reported	$440.4	$439.4	$438.4	$437.5
	Adjustments	$(40.6)	$(40.6)	$(40.6)	$(40.6)
	As Restated	$399.8	$398.8	$397.8	$396.9

Accumulated deficit	As Previously Reported	$(368.2)	$(382.7)	$(381.9)	$(363.4)
	Adjustments	$35.5	$38.5	$37.4	$36.4
	As Restated	$(332.7)	$(344.2)	$(344.5)	$(327.0)

Total stockholders' equity	As Previously Reported	$136.7	$121.0	$120.6	$138.7
	Adjustments	$(5.1)	$(2.1)	$(3.2)	$(4.2)
	As Restated	$131.6	$118.9	$117.4	$134.5

		CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
		UNAUDITED
		September 30, 2019	June 30, 2019	March 31, 2019	January 1, 2019
Additional paid in capital	As Previously Reported	$436.6	$435.6	$434.9	$433.9
	Adjustments	$(40.6)	$(40.6)	$(40.6)	$(40.6)
	As Restated	$396.0	$395.0	$394.3	$393.3

Accumulated deficit	As Previously Reported	$(343.7)	$(69.2)	$(61.5)	$(51.0)
	Adjustments	$34.3	$32.9	$28.7	$35.0
	As Restated	$(309.4)	$(36.3)	$(32.8)	$(16.0)

Total stockholders' equity	As Previously Reported	$157.3	$431.0	$437.6	$447.0
	Adjustments	$(6.3)	$(7.7)	$(11.9)	$(5.6)
	As Restated	$151.0	$423.3	$425.7	$441.4

The following tables contain the restatement of previously reported unaudited consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, the six months ended June 30, 2020 and 2019, and the three months ended March 31, 2020 and 2019.

		CONSOLIDATED STATEMENTS OF CASH FLOWS
		UNAUDITED
		Nine months ended September 30,		Six months ended June 30,		Three months ended March 31,
		2020	2019	2020	2019	2020	2019
Net income (loss)	As Previously Reported	$(1.1)	$(289.0)	$(16.8)	$(15.7)	$(17.3)	$(9.3)
	Adjustments	$(0.9)	$(0.7)	$2.1	$(2.1)	$1.0	$(6.3)
	As Restated	$(2.0)	$(289.7)	$(14.7)	$(17.8)	$(16.3)	$(15.6)

Change in fair value of warrant liability	As Previously Reported	$—	$—	$—	$—	$—	$—
	Adjustments	$0.9	$0.7	$(2.1)	$2.1	$(1.0)	$6.3
	As Restated	$0.9	$0.7	$(2.1)	$2.1	$(1.0)	$6.3