Form 10-Q
period 2021-03-31
Daseke, Inc.
filed 2021-05-07
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Common shares of the registrant outstanding at April 30, 2021 were 65,193,669.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, such as downturns in customers’ business cycles and disruptions in capital and credit markets; impact to the Company’s business and operations resulting from the COVID-19 pandemic; the Company’s ability to adequately address downward pricing and other competitive pressures; driver shortages and increases in driver compensation or owner-operator contracted rates; the Company’s ability to execute and realize all of the expected benefits of its integration, business improvement and comprehensive restructuring plans; loss of key personnel; the Company’s ability to realize all of the intended benefits from recent or future acquisitions; the Company’s ability to complete recent or future divestitures successfully; seasonality and the impact of weather and other catastrophic events; fluctuations in the price or availability of diesel fuel; increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment; the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness and the Company’s ability to finance its capital requirements; restrictions in its existing and future debt agreements; increases in interest rates; changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general; the impact of governmental regulations and other governmental actions related to the Company and its operations; insurance and claims expenses; and litigation and governmental proceedings. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2021, and “Part II. Item 1A. Risk Factors” in this Report.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$107.3	$176.2
Accounts receivable, net of allowance of $3.1 at March 31, 2021 and $3.0 at December 31, 2020	157.7	154.4
Drivers’ advances and other receivables	8.0	8.0
Other current assets	20.5	26.5
Total current assets	293.5	365.1

Property and equipment, net	394.3	402.7
Intangible assets, net	92.1	93.8
Goodwill	140.2	140.1
Right-of-use assets	121.1	121.1
Other non-current assets	4.6	4.1
Total assets	$1,045.8	$1,126.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12.7	$16.5
Accrued expenses and other liabilities	45.3	35.7
Accrued payroll, benefits and related taxes	29.2	29.9
Accrued insurance and claims	24.5	23.7
Current portion of long-term debt	53.4	54.0
Warrant liability	11.9	—
Operating lease liabilities	32.1	30.9
Total current liabilities	209.1	190.7

Long-term debt, net of current portion	533.7	618.6
Deferred tax liabilities	69.4	70.0
Non-current operating lease liabilities	94.4	96.0
Warrant liability	—	6.3
Other non-current liabilities	7.5	6.5
Total liabilities	914.1	988.1

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at March 31, 2021 and December 31, 2020	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 65,178,456 and 65,023,174 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	402.8	401.6
Accumulated deficit	(336.3)	(327.8)
Accumulated other comprehensive income	0.2	—
Total stockholders’ equity	131.7	138.8
Total liabilities and stockholders’ equity	$1,045.8	$1,126.9

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Company freight	$145.1	$180.9
Owner operator freight	105.1	107.8
Brokerage	48.5	61.7
Logistics	8.5	10.1
Fuel surcharge	26.7	30.5
Total revenue	333.9	391.0

Operating expenses:
Salaries, wages and employee benefits	90.7	110.4
Fuel	25.4	28.7
Operations and maintenance	30.3	45.6
Communications	1.1	1.0
Purchased freight	121.4	134.2
Administrative expenses	16.5	20.2
Sales and marketing	0.6	0.7
Taxes and licenses	3.9	4.5
Insurance and claims	16.8	15.0
Depreciation and amortization	22.2	26.3
Gain on disposition of property and equipment	(3.1)	(1.2)
Impairment	—	13.4
Restructuring charges	—	0.5
Total operating expenses	325.8	399.3
Income (loss) from operations	8.1	(8.3)

Other expense (income):
Interest income	(0.1)	(0.3)
Interest expense	11.1	12.0
Change in fair value of warrant liability	5.6	(1.0)
Other	(0.4)	1.2
Total other expense	16.2	11.9

Loss before income taxes	(8.1)	(20.2)
Income tax benefit	(0.8)	(3.9)
Net loss	(7.3)	(16.3)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0.0 and $(0.2), respectively	0.2	(0.5)
Comprehensive loss	$(7.1)	$(16.8)

Net loss	$(7.3)	$(16.3)
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.2)
Net loss attributable to common stockholders	$(8.5)	$(17.5)
Loss per common share:
Basic	$(0.13)	$(0.27)
Diluted	$(0.13)	$(0.27)
Weighted-average common shares outstanding:
Basic	65,080,364	64,598,025
Diluted	65,080,364	64,598,025
Dividends declared per Series A convertible preferred share	$1.91	$1.91

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2021	650,000	$65.0	65,023,174	$—	$401.6	$(327.8)	$—	$138.8
Exercise of options	—	—	149,545	—	0.6	—	—	0.6
Vesting of restricted stock units	—	—	5,737	—	(0.8)	—	—	(0.8)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.4	—	—	1.4
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2021	650,000	$65.0	65,178,456	$—	$402.8	$(336.3)	$0.2	$131.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2020

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid- In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2020	650,000	$65.0	64,589,075	$—	$396.9	$(327.0)	$(0.4)	$134.5
Vesting of restricted stock units	—	—	8,950	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net loss	—	—	—	—	—	(16.3)	—	(16.3)
Balance at March 31, 2020	650,000	$65.0	64,598,025	$—	$397.8	$(344.5)	$(0.9)	$117.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(7.3)	$(16.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	20.5	24.5
Amortization of intangible assets	1.7	1.8
Amortization of deferred financing fees	0.8	1.1
Non-cash operating lease expense	(0.4)	2.9
Change in fair value of warrant liability	5.6	(1.0)
Write-off of deferred financing fees	1.1	—
Stock-based compensation expense	2.4	0.9
Deferred taxes	(0.8)	(3.8)
Bad debt expense	0.2	0.9
Gain on disposition of property and equipment	(3.1)	(1.2)
Impairment	—	13.4
Changes in operating assets and liabilities
Accounts receivable	(3.4)	1.3
Drivers’ advances and other receivables	0.4	(0.2)
Other current assets	5.7	(4.0)
Accounts payable	(3.8)	2.2
Accrued expenses and other liabilities	9.9	7.2
Net cash provided by operating activities	29.5	29.7

Cash flows from investing activities
Purchases of property and equipment	(5.2)	(4.5)
Proceeds from sale of property and equipment	10.1	5.8
Net cash provided by investing activities	4.9	1.3

Cash flows from financing activities:
Advances on line of credit	337.6	351.0
Repayments on line of credit	(337.6)	(352.7)
Principal payments on long-term debt	(196.5)	(17.1)
Proceeds from long-term debt	97.5	—
Payments of deferred financing fees	(2.9)	—
Series A convertible preferred stock dividends	(1.2)	(1.2)
Net cash used in financing activities	(103.1)	(20.0)

Effect of exchange rates on cash and cash equivalents	(0.2)	0.8

Net increase in cash and cash equivalents	(68.9)	11.8
Cash and cash equivalents – beginning of period	176.2	95.7
Cash and cash equivalents – end of period	$107.3	$107.5

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in millions)

	Three Months Ended
	March 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$7.7	$10.9
Cash paid for income taxes	$0.2	$0.2

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$14.4	$9.8
Right-of-use assets acquired	$5.8	$19.1

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date. On May 6, 2021, the Company filed an Amended Annual Report on Form 10-K/A (“Amended 10-K”) in order to restate the financial statements to reflect warrants as a liability and changes in fair value recorded as non-cash income or expense.  For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2020 as set forth in the Company’s Amended 10-K.

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

The Company’s warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy.   The fair value of the Public Warrants is determined using the closing price of the warrants on the NASDAQ market.  The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Daseke public warrant pricing, Daseke’s own historical volatility and the volatility of guideline public companies.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value (in millions):

	Fair value as of March 31, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$6.8	$—	$5.1	$11.9
Total fair value	$6.8	$—	$5.1	$11.9

	Fair value as of December 31, 2020
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$3.6	$—	$2.7	$6.3
Total fair value	$3.6	$—	$2.7	$6.3

The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy for the three months ended March 31, 2021 (in millions):

Three Months Ended
March 31,
2021
Balance at beginning of period	$2.7
Change in fair value	2.4
Balance at end of period	$5.1

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. ASU 2020-06 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 –  Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022.  ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 will become effective for the Company on January 1, 2022. Early adoption is permitted, including adoption in any interim period.  ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Lease Income

Lease income from lease payments related to the Company's operating leases for the three months ended March 31, 2021 and 2020 was $6.0 million and $6.2 million, respectively.

NOTE 2 – OTHER CURRENT ASSETS

The components of other current assets are as follows as of March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Insurance	$7.5	$12.0
Licensing, permits and tolls	4.4	4.9
Parts supplies	3.2	3.1
Other prepaids	2.3	3.2
Income tax receivable	1.6	1.6
Highway and fuel taxes	1.0	1.1
Other assets	0.5	0.6
	$20.5	$26.5

NOTE 3 – INTEGRATION AND RESTRUCTURING

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

During the first quarter of 2020, the Company made the decision to close certain of the Aveda terminals and wind down those operations, which was completed during the fourth quarter of 2020.  As a result of the planned divestiture of Aveda, impairment charges of $13.4 million were recorded for the three months ended March 31, 2020 consisting of property and equipment of $4.0 million, right-of-use assets of $3.2 million and tradename intangible assets of $6.2 million.

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of  the Plan). Phase II of the Plan was initially expected to be significantly completed by June 30, 2020, however, due to uncertainties and changes in focus caused by the COVID-19 pandemic, the Company delayed and reevaluated Phase II of the Plan and reduced the planned number of integrations from three to two operating segments.  As of March 31, 2021, one of these integrations had been completed, and the Company expects to complete the remaining integration in late 2021.

The Company recorded $0.0 million and $0.5 million of integration and restructuring expenses in connection with the Plan and Project Pivot in the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we have incurred a cumulative total of $9.8 million in integration and restructuring costs since inception of Phase I and II of the Plan.

The following table summarizes the integration and restructuring costs as of March 31, 2021 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Balance, December 31, 2020	$0.1	$—	$—	$0.1
Specialized Solution
Costs accrued	—	—	0.1	0.1
Amounts paid or charged	—	—	(0.1)	(0.1)
Specialized Solution balance at March 31, 2021	—	—	—	—
Flatbed Solution
Costs accrued	—	—	—	—
Amounts paid or charged	—	—	—	—
Flatbed Solution balance at March 31, 2021	—	—	—	—
Corporate
Costs accrued	—	—	—	—
Amounts paid or charged	—	—	—	—
Adjustments	(0.1)	—		(0.1)
Corporate balance at March 31, 2021	(0.1)	—	—	(0.1)
Consolidated
Costs accrued	—	—	0.1	0.1
Amounts paid or charged	—	—	(0.1)	(0.1)
Adjustments	(0.1)	—	—	(0.1)
Consolidated balance at March 31, 2021	$—	$—	$—	$—

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows as of March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Revenue equipment	$526.0	$546.7
Assets leased and available for lease to owner-operators	98.1	87.1
Buildings and improvements	56.5	57.0
Furniture and fixtures, office and computer equipment and vehicles	32.6	31.9
	713.2	722.7
Accumulated depreciation	(318.9)	(320.0)
Property and equipment, net	$394.3	$402.7

Depreciation expense on property and equipment was $20.5 million and $24.5 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Brokerage and escorts	$13.9	$11.9
Other accrued expenses	9.9	6.8
Owner-operator deposits	8.7	7.8
Unvouchered payables	8.0	6.1
Fuel and fuel taxes	1.7	1.1
Interest	1.7	0.5
Accrued property taxes and sales taxes payable	1.4	1.5
	$45.3	$35.7

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Term loan facility	$400.0	$483.5
Equipment term loans	163.8	164.9
Finance and capital leases	31.4	31.3
	595.2	679.7
Less current portion	(53.4)	(54.0)
Less unamortized debt issuance costs	(8.1)	(7.1)
Total long-term debt	$533.7	$618.6

Term Loan Facility

On March 9, 2021, the Company and Daseke Companies, Inc., a wholly-owned subsidiary of the Company (the Term Loan Borrower) entered into a Refinancing Amendment (Amendment No. 3 to Term Loan Agreement) (the Term Loan Amendment) with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent and a replacement lender, Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent and collateral agent, the other loan parties party thereto and the other financial institutions party thereto.  Pursuant to the Term Loan Amendment, the Company prepaid, refinanced and replaced all of its issued and outstanding terms loans under its Term Loan Facility (as defined below) in an aggregate principal amount of approximately $483.5 million utilizing proceeds from (i) replacement term loans in aggregate principal amount of $400.0 million (the Replacement Term Loans) and (ii) approximately $83.5 million from its cash balance.

The terms of the Replacement Term Loans are governed by a $400.0 million term loan facility (the Term Loan Facility) evidenced by a Term Loan Agreement dated as of February 27, 2017 (as amended, restated, supplemented or otherwise modified from time to time, the Term Loan Agreement), among the Company, the Term Loan Borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the Term Loan Agent), and the other lenders from time to time party thereto with a scheduled maturity date of March 9, 2028. The Replacement Term Loans are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 1.75% floor) plus 3.00% per annum and LIBOR (subject to a 0.75% floor) plus 4.00% per annum.  During the quarter ended March 31, 2021, the weighted average interest rate on the Term Loan Facility was 6.0%.

The Term Loan Facility is secured by substantially all assets of the Company, excluding those assets collateralizing certain equipment and real estate debt and other customary exceptions.

The Term Loan Facility permits voluntary prepayments of borrowings. In certain circumstances (subject to exceptions, exclusions and, in the case of excess cash flow, step-downs described below), the Company may also be required to make an offer to prepay the Replacement Term Loans if it receives proceeds as a result of certain asset sales, debt issuances, casualty or similar events of loss, or if it has excess cash flow (defined as an annual amount calculated using a customary formula based on consolidated Adjusted EBITDA, including, among other things, deductions for (i) the amount of certain voluntary prepayments of the Replacement Term Loans and (ii) the amount of certain capital expenditures, acquisitions, investments and restricted payments). The percentage of excess cash flow that must be applied as a mandatory prepayment is 50%, 25% or 0% for excess cash flow periods for the year ending December 31, 2018 and beyond, depending upon the first lien leverage ratio.

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

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and the lenders party thereto (the ABL Agent). Prior to the ABL Amendment (as defined and described in Note 12) on April 29, 2021, the ABL Facility had an aggregate maximum credit amount equal to $100.0 million (which may be increased to $150.0 million, subject to availability under a borrowing base equal to 85% of the Company’s eligible accounts receivable, 80% of the Company’s eligible unbilled accounts receivable and 50% of parts supplies). The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $40 million, as defined in the ABL Credit Agreement.  As of March 31, 2021, the Company had no borrowings, $16.7 million in letters of credit outstanding, and could incur approximately $82.7 million of additional indebtedness under the ABL Facility.

Prior to the ABL Amendment, the scheduled maturity date of the ABL Facility was the earliest of (a) February 27, 2025 and (b) if the Term Loans have not been repaid, repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full by January 2, 2024, the later of (i) January 2, 2024 and (ii) 60 days prior to the stated maturity date of the Term Loan Agreement in effect at such time. Pursuant to the ABL Amendment, the scheduled maturity date has been extended to April 29, 2026.

During the quarter ended March 31, 2021, the weighted average interest rate on the ABL Facility was 3.75%. Margins on the ABL Facility are adjusted, if necessary, to the applicable rates set forth in the following table corresponding to the average RLOC Utilization for the trailing 12 month period on the last day of the most recently completed fiscal quarter. RLOC Utilization at a particular date shall mean an amount equal to (a)(i) outstanding amount of Revolving Advances plus (ii) the outstanding amount of the Swing Loans plus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, divided by (b) Maximum Revolving Advance Amount.

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

Prior to the ABL Amendment, the ABL Facility contained (i) a financial covenant similar to the consolidated total leverage ratio required under the Term Loan Facility requiring a leverage ratio of less than or equal to 4.00 to 1.00 for the fiscal quarter, stepping down to 3.75 to 1.00 on March 31, 2021 and (ii) during any period after a default or event of default or after excess availability falling below the greater of (x) $15.0 million and (y) 20% of the maximum credit amount, continuing until such time as no default or event of default has existed and excess availability has exceeded such amounts for a period of 60 consecutive days, a financial covenant requiring the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.00x, tested on a quarterly basis. The Company’s fixed charge coverage ratio is defined as the ratio of (1) consolidated Adjusted EBITDA minus unfinanced capital expenditures, cash taxes and cash dividends or distributions, to (2) the sum of all funded debt payments for the four-quarter period then ending (with customary add-backs permitted to consolidated Adjusted EBITDA). The ABL Amendment, among other things, removed the total leverage ratio covenant. See Note 12 for more information on the ABL Amendment.

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

As of March 31, 2021, the Company was in compliance with all covenants contained in the Term Loan and ABL Facilities.

Equipment Term Loans and Mortgages

As of March 31, 2021, the Company had term loans collateralized by equipment in the aggregate amount of $161.4 million with 17 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 5.9%, require monthly payments of principal and interest and mature at various dates through January 2028. The weighted average interest rate for the three months ended March 31, 2021 was 4.1%.  Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of March 31, 2021, the Company has a bank mortgage loan with a balance of $2.4 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of approximately $15,000, including interest at 3.7%, and a balloon payment of approximately $2.1 million at maturity date. The bank mortgage loan matures November 1, 2023.

Deferred Financing Fees

In conjunction with the Prior Term Loans, the Company previously incurred deferred financing costs which were being amortized over the terms of the prior Term Loans. Prior to the Refinancing Amendment, the unamortized balance of deferred financing fees was approximately $6.4 million.  In addition, in conjunction with the Refinanced Term Loans, the Company incurred additional financing costs of approximately $5.5 million, of which $2.6 million was expensed as incurred and $2.9 million was recognized as deferred financing costs.  In addition, approximately $1.1 million loss on extinguishment was recognized in interest expense during the three months ended March 31, 2021 relating to unamortized deferred financing costs from the Prior Term Loans that were considered extinguished.

As of March 31, 2021 and December 31, 2020, the balance of deferred finance costs was $8.1 million and $7.1 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. These deferred financing costs are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the Refinanced Term Loans.  Amortization of deferred financing costs was $0.8 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively, which is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended March 31, 2021 and 2020 were 9.9% and 19.3%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the jurisdictional mix of earnings, combined with the unfavorable impact of nondeductible expenses, including the effect of the per diem pay structure for drivers and the change in fair value of warrant liability. State tax rates vary among states and typically range from 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three months ended March 31, 2021 differs from the effective tax rate for the same period in 2020 primarily due to the decision to use the actual effective tax rate in the first quarter of 2020 as the annual effective tax rate method did not provide a reliable estimate of the income tax benefit.

There were no changes in uncertain tax positions during the three months ended March 31, 2021.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of March 31, 2021 totaling approximately $19.1 million, including those disclosed in Note 6. These letters of credit are related to liability and workers compensation insurance claims.

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

NOTE 9 – COMMON STOCK REPURCHASE PROGRAM

On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to three million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. As of March 31, 2021, the Company had not repurchased any shares under the program.

NOTE 10 – REPORTABLE SEGMENTS

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

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $0.9 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $2.3 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three months ended March 31, 2021 and 2020 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2021
Total revenue	$153.5	$183.6	$(3.2)	$333.9
Company freight	44.8	102.7	(2.4)	145.1
Owner operator freight	71.0	34.6	(0.5)	105.1
Brokerage	22.1	26.6	(0.2)	48.5
Logistics	1.2	7.2	0.1	8.5
Fuel surcharge	14.4	12.5	(0.2)	26.7
Operating income (loss)	11.0	10.5	(13.4)	8.1
Depreciation	8.0	12.2	0.3	20.5
Amortization of intangible assets	0.8	0.9	—	1.7
Non-cash operating lease expense	(0.1)	(0.3)	—	(0.4)
Interest expense	2.1	1.7	7.3	11.1
Income (loss) before income tax	9.4	8.8	(26.3)	(8.1)
Total assets as of March 31, 2021	333.9	586.0	125.9	1,045.8
Capital expenditures	9.0	10.6	—	19.6

Three Months Ended March 31, 2020
Total revenue	$155.2	$240.4	$(4.6)	$391.0
Company freight	51.4	132.1	(2.6)	180.9
Owner operator freight	66.1	42.8	(1.1)	107.8
Brokerage	19.6	42.8	(0.7)	61.7
Logistics	0.8	9.1	0.2	10.1
Fuel surcharge	17.3	13.6	(0.4)	30.5
Operating income (loss)	8.6	(6.5)	(10.4)	(8.3)
Depreciation	8.3	15.9	0.3	24.5
Amortization of intangible assets	0.8	1.0	—	1.8
Impairment	—	13.4	—	13.4
Restructuring	—	0.5	—	0.5
Non-cash operating lease expense	0.9	2.0	—	2.9
Interest expense	2.5	3.1	6.4	12.0
Income (loss) before income tax	6.1	(10.7)	(15.6)	(20.2)
Total assets as of March 31, 2020	350.9	660.7	126.5	1,138.1
Capital expenditures	7.8	6.5	—	14.3

NOTE 11 – EARNINGS (LOSS) PER SHARE

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

For the three months ended March 31, 2021 and 2020 shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock

(Series A Preferred Stock) and shares of the Company’s outstanding stock options and performance share units were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended
	March 31,
(in millions, except per share data)	2021	2020

Numerator:
Net loss	$(7.3)	$(16.3)
Less Series A preferred dividends	(1.2)	(1.2)
Net loss attributable to common stockholders	(8.5)	(17.5)
Allocation of earnings to non-vested participating restricted stock units	—	—
Numerator for basic EPS - loss available to common stockholders - two class method	$(8.5)	$(17.5)

Effect of dilutive securities:
Add back Series A preferred dividends	$—	$—
Add back allocation earnings to participating securities	—	—
Reallocation of earnings to participating securities considering potentially dilutive securities	—	—
Numerator for diluted EPS - loss available to common shareholders - two class method	$(8.5)	$(17.5)

Denominator:
Denominator for basic EPS - weighted-average shares	65.1	64.6

Effect of dilutive securities:
Stock options and performance share units	—	—
Convertible preferred stock	—	—
Denominator for diluted EPS - weighted-average shares	65.1	64.6

Basic loss per share	$(0.13)	$(0.27)
Diluted loss per share	$(0.13)	$(0.27)

21NOTE 12 – SUBSEQUENT EVENTS

On April 29, 2021, the Company, Daseke Companies, Inc., a wholly-owned subsidiary of the Company, and the Company’s other domestic subsidiaries party thereto (together with Daseke Companies, Inc., the ABL Borrowers) entered into the Fifth Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement (the ABL Amendment) with the financial institutions party thereto as lenders and the ABL Agent), which amends certain terms of the ABL Credit Agreement Capitalized terms used, but not otherwise defined, have the meanings given to them in Exhibit A to the ABL Amendment.

Principally, the ABL Amendment extended the scheduled maturity date of the ABL Facility from February 27, 2025 to April 29, 2026.  The ABL Amendment also, among other things, (a) increased the Maximum Revolving Advance Amount from $100 million to $150 million, (b) provides that the Maximum Revolving Advance Amount may be increased further from $150 million to $200 million (the ABL Amendment did not result in such an increase), (c) removed the Borrowers’ total leverage financial covenant, which had been tested on a quarterly basis and (d) provided additional covenant flexibility in the form of increased debt, lien, investment, disposition and restricted payment baskets.

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

Recent Developments

COVID-19 Pandemic

The Company expects that its results of operations and financial condition may continue to be adversely impacted in the near-term in 2021 by the COVID-19 pandemic, as levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity and to measures of industrial production since many of the Company’s customers are in the manufacturing and industrial segments. However, given the diversity of the Company’s customer base and the various end markets that Daseke serves, not all of the Company’s customers have been as affected, and at the beginning of 2021, the Company is seeing improvement in industrial demand, which had previously been pressured by the pandemic.

As the coronavirus pandemic continues to evolve, we believe the extent of the impact to our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic, including as a result of the emergence of new variants of the coronavirus; the development, acceptance and efficacy of treatments and vaccines; the pandemic’s impact on the U.S. and global economies; and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control, and there are no comparable recent events that provide guidance as to the effect the COVID-19 global pandemic may have. As a result, the ultimate impact of the pandemic is highly uncertain and subject to change. See “Item 1A. Risk Factors—Risks Relating to the COVID-19 Pandemic” in our Annual Report on Form 10-K/A, filed with the SEC on May 6, 2021, for more information regarding risks relating to the COVID-19 pandemic.

Debt Refinancing and ABL Amendment

On March 9, 2021, the Company, Daseke Companies, Inc., a wholly-owned subsidiary of the Company (the Term Loan Borrower), and the Company’s other domestic subsidiaries party thereto entered into the Term Loan Amendment. Pursuant to the Term Loan Amendment, the Company prepaid, refinanced and replaced all of the issued and outstanding term loans, which had an aggregate principal amount of $483.5 million (the Prior Term Loans), under the Term Loan Agreement with $83.5 million in cash on hand and new replacement terms loans in an aggregate principal amount of $400 million (the Replacement Term Loans). The Replacement Term Loans have a scheduled maturity date of March 9, 2028 and an interest rate of LIBOR plus 4.00 percent (with a 0.75 percent LIBOR floor). The Prior Term Loans had a maturity date of February 27, 2024 and an interest rate of LIBOR plus 5.00 percent (with a 1.00 percent LIBOR floor). In addition, the Term Loan Amendment, among other things, (a) removed the total leverage financial covenant, which had been tested on a quarterly basis, and (b) provided additional covenant flexibility in the form of increased debt, lien, investment, disposition and restricted payment baskets.

On April 29, 2021, the Company, Daseke Companies, Inc. and the Company’s other domestic subsidiaries party thereto entered into the ABL Amendment, which extended the scheduled maturity date of the ABL Facility from February 27, 2025 to April 29, 2026. The ABL Amendment also, among other things, (a) increased the Maximum Revolving Advance Amount (as defined therein) from $100 million to $150 million, (b) provides that the Maximum Revolving Advance Amount may be increased further from $150 million to $200 million  (the ABL Amendment did not result in such an increase), (c) removed the total leverage financial covenant, which had been tested on a quarterly basis, and (d) provided additional covenant flexibility in the form of increased debt, lien, investment, disposition and restricted payment baskets.

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended March 31, 2021 and 2020 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items.

	Three Months Ended March 31,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE:
Company freight	$145.1	43.5	$180.9	46.3	$(35.8)	(19.8)
Owner operator freight	105.1	31.5	107.8	27.6	(2.7)	(2.5)
Brokerage	48.5	14.5	61.7	15.8	(13.2)	(21.4)
Logistics	8.5	2.5	10.1	2.6	(1.6)	(15.8)
Fuel surcharge	26.7	8.0	30.5	7.9	(3.8)	(12.5)
Total revenue	333.9	100.0	391.0	100.0	(57.1)	(14.6)

OPERATING EXPENSES:
Salaries, wages and employee benefits	90.7	27.2	110.4	28.2	(19.7)	(17.8)
Fuel	25.4	7.6	28.7	7.3	(3.3)	(11.5)
Operations and maintenance	30.3	9.1	45.6	11.7	(15.3)	(33.6)
Communications	1.1	0.3	1.0	0.3	0.1	10.0
Purchased freight	121.4	36.4	134.2	34.3	(12.8)	(9.5)
Administrative expenses	16.5	4.9	20.2	5.2	(3.7)	(18.3)
Sales and marketing	0.6	0.2	0.7	0.2	(0.1)	(14.3)
Taxes and licenses	3.9	1.2	4.5	1.2	(0.6)	(13.3)
Insurance and claims	16.8	5.0	15.0	3.8	1.8	12.0
Depreciation and amortization	22.2	6.6	26.3	6.7	(4.1)	(15.6)
Gain on disposition of revenue property and equipment	(3.1)	(0.9)	(1.2)	(0.3)	(1.9)	158.3
Impairment	—	-	13.4	3.4	(13.4)	(100.0)
Restructuring charges	—	-	0.5	0.1	(0.5)	(100.0)
Total operating expenses	325.8	97.6	399.3	102.1	(73.5)	(18.4)

INCOME (LOSS) FROM OPERATIONS	8.1	2.4	(8.3)	(2.1)	16.4	(197.6)

Other expense (income):
Interest income	(0.1)	—	(0.3)	(0.1)	(0.2)	(66.7)
Interest expense	11.1	3.3	12.0	3.1	(0.9)	(7.5)
Change in fair value of warrant liability	5.6	1.7	(1.0)	(0.3)	6.6	(660.0)
Other	(0.4)	(0.1)	1.2	0.3	(1.6)	(133.3)
Total other expense	16.2	4.9	11.9	3.0	4.3	36.1

Income (loss) before benefit for income taxes	(8.1)	(2.4)	(20.2)	(5.2)	12.1	(59.9)
Income tax benefit	(0.8)	(0.2)	(3.9)	(1.0)	3.1	(79.5)
Net loss	$(7.3)	(2.2)	$(16.3)	(4.2)	$9.0	(55.2)

OPERATING STATISTICS:
Company miles	58.7		67.3		(8.6)	(12.8)
Owner operator miles	44.7		49.9		(5.2)	(10.4)
Total miles (in millions)	103.4		117.2		(13.8)	(11.8)

Rate per mile	$2.42		$2.46		$(0.04)	(1.8)

Company-operated tractors, at period-end	2,785		3,558		(773)	(21.7)
Owner-operated tractors, at period-end	2,091		2,193		(102)	(4.7)
Number of trailers, at period-end	11,478		12,704		(1,226)	(9.7)

Company-operated tractors, average for the period	2,833		3,558		(725)	(20.4)
Owner-operated tractors, average for the period	2,098		2,244		(146)	(6.5)
Total tractors, average for the period	4,931		5,802		(871)	(15.0)

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses and income (loss) from operations for the three months ended March 31, 2021 and 2020 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the three months ended March 31, 2021 and 2020.

SPECIALIZED SOLUTIONS

	Three Months Ended March 31,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE(1):
Company freight	$102.7	55.9	$132.1	55.0	$(29.4)	(22.3)
Owner operator freight	34.6	18.8	42.8	17.8	(8.2)	(19.2)
Brokerage	26.6	14.5	42.8	17.8	(16.2)	(37.9)
Logistics	7.2	3.9	9.1	3.8	(1.9)	(20.9)
Fuel surcharge	12.5	6.8	13.6	5.7	(1.1)	(8.1)
Total revenue	183.6	100.0	240.4	100.0	(56.8)	(23.6)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	56.6	30.8	74.2	30.9	(17.6)	(23.7)
Fuel	17.1	9.3	18.3	7.6	(1.2)	(6.6)
Operations and maintenance	20.0	10.9	34.7	14.4	(14.7)	(42.4)
Purchased freight	49.4	26.9	68.5	28.5	(19.1)	(27.9)
Depreciation and amortization	13.1	7.1	16.9	7.0	(3.8)	(22.5)
Impairment	—	-	13.4	5.6	(13.4)	(100.0)
Restructuring	—	-	0.5	0.2	(0.5)	(100.0)
Other operating expenses	16.9	9.2	20.4	8.5	(3.5)	(17.2)
Total operating expenses	173.1	94.3	246.9	102.7	(73.8)	(29.9)

INCOME (LOSS) FROM OPERATIONS	$10.5	5.7	$(6.5)	(2.7)	$17.0	(261.5)

OPERATING STATISTICS:
Company miles	37.9		40.7		(2.8)	(6.9)
Owner operator miles	11.4		13.3		(1.9)	(14.3)
Total miles (in millions)	49.3		54.0		(4.7)	(8.7)

Rate per mile	$2.78		$3.24		$(0.45)	(14.0)

Company-operated tractors, at period-end	1,878		2,341		(463)	(19.8)
Owner-operated tractors, at period-end	510		676		(166)	(24.6)
Number of trailers, at period-end	7,270		8,110		(840)	(10.4)

Company-operated tractors, average for the period	1,894		2,344		(450)	(19.2)
Owner-operated tractors, average for the period	506		680		(174)	(25.6)
Total tractors, average for the period	2,400		3,024		(624)	(20.6)

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses and income (loss) from operations for the three months ended March 31, 2021 and 2020 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the three months ended March 31, 2021 and 2020.

FLATBED SOLUTIONS

	Three Months Ended March 31,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE(1):
Company freight	$44.8	29.2	$51.4	33.1	$(6.6)	(12.8)
Owner operator freight	71.0	46.3	66.1	42.6	4.9	7.4
Brokerage	22.1	14.4	19.6	12.6	2.5	12.8
Logistics	1.2	0.8	0.8	0.5	0.4	50.0
Fuel surcharge	14.4	9.5	17.3	11.1	(2.9)	(16.8)
Total revenue	153.5	100.0	155.2	100.0	(1.7)	(1.1)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	28.6	18.6	33.4	21.5	(4.8)	(14.4)
Fuel	8.3	5.4	10.4	6.7	(2.1)	(20.2)
Operations and maintenance	10.3	6.7	10.7	6.9	(0.4)	(3.7)
Purchased freight	75.4	49.1	70.5	45.4	4.9	7.0
Depreciation and amortization	8.8	5.7	9.1	5.9	(0.3)	(3.3)
Other operating expenses	11.1	7.2	12.5	8.1	(1.4)	(11.2)
Total operating expenses	142.5	92.8	146.6	94.5	(4.1)	(2.8)

INCOME (LOSS) FROM OPERATIONS	$11.0	7.2	$8.6	5.5	$2.4	27.9

OPERATING STATISTICS:
Company miles	20.8		26.6		(5.8)	(21.8)
Owner operator miles	33.3		36.6		(3.3)	(9.0)
Total miles (in millions)	54.1		63.2		(9.1)	(14.4)

Rate per mile	$2.14		$1.86		$0.28	15.1

Company-operated tractors, at period-end	907		1,217		(310)	(25.5)
Owner-operated tractors, at period-end	1,581		1,517		64	4.2
Number of trailers, at period-end	4,208		4,594		(386)	(8.4)

Company-operated tractors, average for the period	939		1,214		(275)	(22.7)
Owner-operated tractors, average for the period	1,592		1,564		28	1.8
Total tractors, average for the period	2,531		2,778		(247)	(8.9)

(1)	Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue.  Total revenue decreased 14.6% to $333.9 million for the three months ended March 31, 2021 from $391.0 million for the same period in 2020. The exit of the Aveda operations resulted in a $42.0 million, or 10.7%, reduction in total revenue. The remaining decrease in total revenue was due primarily to decreases in company freight, fuel surcharge and brokerage revenue. Company freight revenue decreased $35.8 million, or 19.8%, to $145.1 million for the three months ended March 31, 2021 from $180.9 million for the same period in 2020. The decrease in company freight revenue was a result of a 1.8% decrease in rate per mile and an 11.8% decrease in total miles driven, in conjunction with a $25.2 million reduction due to the exit of the Aveda operations. Brokerage revenue decreased $13.2 million, or 21.4%, to $48.5 million for the three months ended March 31, 2021 from $61.7 million for the same period in 2020 due to a $9.9 million reduction due to the exit of the Aveda operations combined with a decrease in customer sales volumes. Fuel surcharge revenue, decreased $3.8 million, or 12.5%, to $26.7 million for the three months ended March 31, 2021 from $30.5 million for the same period in 2020 due to a decrease in loaded miles.

The Company’s Specialized Solutions segment’s revenue decreased 23.6% to $183.6 million for the three months ended March 31, 2021 from $240.4 million for the same period in 2020. The exit of the Aveda operations resulted in a $42.0 million, or 17.5%, reduction in the Specialized Solutions segment’s revenue.  The remaining decrease was primarily due to decreases in brokerage revenue and company freight.  Company freight revenue decreased $29.4 million, or 22.3%, to $102.7 million for the three months ended March 31, 2021 from $132.1 million for the same period in 2020. The decrease in company freight revenue was primarily a result of a 14.0% decrease in rate per mile and a 8.7% decrease in total miles driven compared to the same period in 2020, in conjunction with a $25.2 million reduction due to the exit of the Aveda operations. The decrease in rate per mile was primarily driven by the exit of Aveda operation which historically had the highest rate per mile within the segment. Brokerage revenue decreased $16.2 million, or 37.9%, to $26.6 million for the three months ended March 31, 2021 from $42.8 million for the same period in 2020 primarily due to a $9.9 million reduction due to the exit of the Aveda operations combined with a decrease in customer sales volumes.

The Company’s Flatbed Solutions segment’s revenue decreased $1.7 million, or 1.1%, to $153.5 million for the three months ended March 31, 2021 from $155.2 million for the same period in 2020, which was primarily due to a decrease in miles driven. Company freight revenue decreased $6.6 million, or 12.8%, to $44.8 million for the three months ended March 31, 2021 from $51.4 million for the same period in 2020. Owner operator freight revenue increased $4.9 million, or 7.4%, to $71.0 million for the three months ended March 31, 2021 from $66.1 million for the same period in 2020. Brokerage revenue increased $2.5 million, or 12.8%, to $22.1 million for the three months ended March 31, 2021 from $19.6 million for the same period in 2020 due to increase in customer volumes. The decrease in overall freight revenue was a result of a 14.4% decrease in total miles driven compared to the same period in 2020, offset by a 15.1% increase in rate per mile. Fuel surcharge revenue decreased $2.9 million, or 16.8%, to $14.4 million for the three months ended March 31, 2021 from $17.3 million for the same period in 2020 due to a decrease in loaded miles.

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

Salaries, wages and employee benefits expense decreased 17.8% to $90.7 million for the three months ended March 31, 2021 from $110.4 million for the same period in 2020. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to Project Pivot and Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 1.8% for the three months ended March 31, 2021 as compared to the same period in 2020.

The Company’s Specialized Solutions segment had a $17.6 million, or 23.7%, decrease in salaries, wages and employee benefits expense for the three months ended March 31, 2021 compared to the same period in 2020, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 1.5% for the three months ended March 31, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment had a $4.8 million, or 14.4%, decrease in salaries, wages and employee benefits expense for the three months ended March 31, 2021 compared to the same period in 2020, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 2.9% for the three months ended March 31, 2021 as compared to the same period in 2020.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense decreased $3.3 million, or 11.5%, to $25.4 million for the three months ended March 31, 2021 from $28.7 million for the same period in 2020. This decrease was primarily due to a 12.8% decrease in Company miles driven; offset by a 1.1% increase in fuel price. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $2.913 for the three months ended March 31, 2021, compared to $2.882 for the same period in 2020.

The Company’s Specialized Solutions segment’s fuel expense decreased 6.6% to $17.1 million for the three months ended March 31, 2021 from $18.3 million for the same period in 2020, primarily as a result of a 6.9% decrease in Company miles driven for the three months ended March 31, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s fuel expense decreased 20.2% to $8.3 million for the three months ended March 31, 2021 from $10.4 million for the same period in 2020, primarily as a result of a 21.8% decrease in Company miles driven for the three months ended March 31, 2021 as compared to the same period in 2020.

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

Operations and maintenance expense decreased 33.6% to $30.3 million for the three months ended March 31, 2021 from $45.6 million for the same period in 2020 due to a decrease of $3.0 million in maintenance costs such as repairs and tires, $8.2 million in operation costs such as pilot car and permit fees, and $4.0 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 3.2% for the three months ended March 31, 2021 as compared to the same period in 2020.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $14.7 million, or 42.4%, for the three months ended March 31, 2021 as compared to the same period in 2020 as a result of a decrease of $3.1 million in maintenance expense such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $8.2 million in operation costs such as pilot car and permit fees and a decrease of $3.4 million in other operations expenses. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 4.8% for the three months ended March 31, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s operations and maintenance expense decreased $0.4 million, or 3.7%, for the three months ended March 31, 2021 as compared to the same period in 2020. Operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), for the three months ended March 31, 2021 was generally consistent with the same period in 2020.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased $12.8 million or 9.5% to $121.4 million during the three months ended March 31, 2021 from $134.2 million during the same period in 2020. Purchased freight expense from owner-operators decreased 3.5% to $86.5 million during the three months ended March 31, 2021 from $89.6 million during the same period in 2020 as a result of a 10.4% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 6.1% to $39.7 million during the three months ended March 31, 2021 from $42.3 million during the same period in 2020, as a result of lower rates and decreased utilization of third-party capacity providers. Purchased freight expense, as a percentage of consolidated revenue, for the three months ended March 31, 2021, increased 2.0% for the three months ended March 31, 2021 as compared to the same period in 2020.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 27.9% to $49.4 million during the three months ended March 31, 2021 from $68.5 million during the same period in 2020. Purchased freight expense from owner-operators decreased 18.5% to $26.4 million during the three months ended March 31, 2021 from $32.4 million during the same period in 2020, as a result of a 14.3% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 22.5% to $20.0 million during the three months ended March 31, 2021 from $25.8 million during the same period in 2020, as a result of a decrease in utilization of third-party capacity providers. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the three months ended March 31, 2021, decreased 1.6% for the three months ended March 31, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 7.0% to $75.4 million for the three months ended March 31, 2021 from $70.5 million for the same period in 2020. Purchased freight expense from owner-operators increased 5.1% to $60.1 million for the three months ended March 31, 2021 from $57.2 million for the same period in 2020, as a result of an increase in owner operators’ rate. Purchased freight expense from third-party capacity providers increased 18.6% to $19.8 million during the three months ended March 31, 2021 from $16.7 million during the same period in 2020, primarily as a result of increased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the three months ended March 31, 2021, increased 3.7% for the three months ended March 31, 2021 as compared to the same period in 2020.

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

Depreciation and amortization expense decreased $4.1 million, or 15.6%, to $22.2 million during the three months ended March 31, 2021 from $26.3 million during the same period in 2020 as a result of a 20.4% decrease in average tractor count in the Company’s fleet.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $3.8 million, or 22.5%, for the three months ended March 31, 2021 as compared to the same period in 2020 as a result of a 19.2% decrease in average tractor count in the segment’s fleet.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $0.3 million, or 3.3%, for the three months ended March 31, 2021 as compared to the same period in 2020 as a result of a 22.7% decrease in average tractor count in the segment’s fleet.

Administrative Expenses. Administrative expenses consists of operating lease cost for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense decreased $3.7 million for the three months ended March 31, 2021 as compared to the same period in 2020 as a result of cost reduction initiatives. Administrative expenses, as a percentage of revenue, was relatively consistent with the same period in 2020.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $0.6 million for the three months ended March 31, 2021. Operating taxes and license expense, as a percentage of revenue, was generally consistent for the three months ended March 31, 2021 and 2020.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 12.0% to $16.8 million during the three months ended March 31, 2021 from $15.0 million during the same period in 2020 due to increases in insurance claims and premiums. Insurance and claims, as a percentage of revenue, increased 1.2% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Impairment.  No impairment expense was recognized during the three months ended March 31, 2021.  As a result of the then-planned divestiture of Aveda, impairment charges of $13.4 million were recorded for the three months ended March 31, 2020 consisting of property and equipment of $4.0 million, right-of-use assets of $3.2 million and tradename intangible assets of $6.2 million.

Restructuring Costs.  No restructuring costs and $0.5 million were recognized in the three months ended March 31, 2021 and 2020, respectively.  The costs in 2020 were in connection with Phase I of Project Synchronize, which was completed in the first quarter of 2020, and the closure of certain Aveda terminals.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees and prepayment penalties. Interest expense decreased 7.5% to $11.1 million for the three months ended March 31, 2021 from $12.0 million for the three months ended March 31, 2020. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan outstanding balance.  Change in fair value of warrant liability changed from a gain of $1.0 million for the three months ended March 31, 2020 to a loss of $5.6 million for the three months ended March 31, 2021.  The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. In addition, for the three months ended March 31, 2021, there was $1.1 million included in interest expense related to the write-off of unamortized debt issuance costs associated with the extinguishment of certain lenders in the debt refinancing.  Other income for the three months ended March 31, 2021 was $0.4 million compared to other expense of $1.2 million for the three months ended March 31, 2020 related to gain or loss on disposal of non-revenue assets.

Income Tax. Income tax benefit was $0.8 million for the three months ended March 31, 2021 compared to income tax benefit of $3.9 million for the same period in 2020. The effective tax rate was 9.9% for the three months ended March 31, 2021, compared to 19.3% for the same period in 2020. The effective income tax rate varies from the federal statutory rate primarily due to the jurisdictional mix of earnings, combined with the unfavorable impact of nondeductible expenses, including the effect of the per diem pay structure for drivers and the change in fair value of warrant liability.

Liquidity, Capital Resources and Capital Requirements

The Company had the following sources of liquidity available at March 31, 2021 and December 31, 2020.

(Dollars in millions)	March 31, 2021	December 31, 2020

Cash	$107.3	$176.2
Availability under line of credit	82.7	83.2
Total	$190.0	$259.4

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. Cash decreased by $68.9 million at March 31, 2021 as compared to December 31, 2020. This decrease primarily resulted from an increase of $103.1 million in net cash used in financing activities; offset by a $29.5 million increase in net cash provided by operating activities. See below for more information. As of March 31, 2021, the Company had no borrowings, $16.7 million in outstanding letters of credit (discussed below), with $82.7 million available under the ABL Facility.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to three million shares of the Company’s common stock. The repurchases will require cash to repurchase the shares. The Company also uses large amounts of cash and credit for the following activities:

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

Total capital expenditures for the three months ended March 31, 2021 and 2020 are shown below:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020

Net cash capital receipts	$(4.9)	$(1.3)
Financed capital expenditures	14.4	9.8
Property and equipment purchases and sales	$9.5	$8.5

Property and equipment purchases and sales increased due to an increase in financed capital expenditures due to timing of the Company’s replacement cycle for revenue equipment offset by an increase in net cash capital receipts due to the sale of equipment to right size the Company’s fleet.

Additionally, the Company entered into operating leases for revenue equipment with terms of 2 to 5 years and real property with terms of 3 to 7 years having asset values at lease inception of $2.8 million and $3.0 million, respectively, for the three months ended March 31, 2021.

Material Debt

Overview

As of March 31, 2021, the Company had the following material debt:

●	the Term Loan Facility and the ABL Facility;

●	secured equipment loans and finance lease agreements; and
●	bank mortgage secured by real estate.

The amounts outstanding under such agreements, excluding financing fees, were as follows as of March 31, 2021 (in millions):

Term Loan Facility	$400.0
Mortgages	2.4
Equipment term loans	161.4
Finance lease obligations	31.4
Total long-term debt and finance leases	595.2
Less: current portion	(53.4)
Long-term debt and finance leases obligations, less current portion	$541.8

ABL and Term Loan Facilities and Equipment Financing Agreements

As of March 31, 2021, the Company has (i) a $400.0 million senior secured term loan credit facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $100.0 million (that may be increased to $150.0 million, subject to availability under a borrowing base). See Note 6 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility, including the March 9, 2021 Term Loan refinancing.

The Company had $161.4 million of term loans and $31.4 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months. Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Off-Balance Sheet Arrangements

Information about the Company’s standby letters of credit is included in Note 6 of the Notes to Consolidated Financial Statements included herein.  See also Liquidity and Capital Resources above.

Cash Flows

The Company’s summary statements of cash flows information for the three months ended March 31, 2021 and 2020 is set forth in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020

Net cash provided by operating activities	$29.5	$29.7
Net cash provided by investing activities	$4.9	$1.3
Net cash used in financing activities	$(103.1)	$(20.0)

Operating Activities. Cash provided by operating activities was $29.5 million during the three months ended March 31, 2021 and consisted of $7.3 million of net loss plus $28.0 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense, impairment, change in fair value of warrant liability and stock-based compensation, plus $8.8 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the three months ended March 31, 2021 reflect an increase of $3.4 million in accounts receivable and a decrease of $3.8 million in accounts payable; offset by a $9.9 million increase in accrued expenses and other liabilities, a $5.7 million decrease in other current assets, $0.4 million decrease in drivers’ advances and other receivables.

The $0.2 million decrease in cash provided by operating activities during the three months ended March 31, 2021, as compared with the three months ended March 31, 2020, was the result of a $9.0 million decrease in net loss, reduced by decreases of $4.0 million in depreciation, $0.1 million in amortization of intangible assets, $0.3 million in amortization of deferred financing fees, $3.3 million in non-cash operating lease expense, $0.7 million in bad debt expense, $1.9 million increase in gain on disposition of property and equipment, $13.4 million in impairment, increased by $3.0 million in deferred taxes, $6.6 million in change in fair value of warrant liability, $1.5 million in stock-based compensation expense and $1.1 million in write-off of deferred financing fees. Net cash provided by working capital decreased $0.2 million.

Investing Activities. Cash flows from investing activities increased from $1.3 million provided by investing activities for the thee months ended March 31, 2020 to $4.9 million provided by investing activities for the three months ended March 31, 2021 reflecting an increase of $0.7 million in cash equipment purchases and an increase of $4.3 million in cash receipts from sales of revenue equipment for the three months ended March 31, 2021.

Total net cash capital expenditures (receipts) for the three months ended March 31, 2021 and 2020 are shown below:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020

Revenue equipment (tractors, trailers and trailer accessories)	$3.7	$4.0
Buildings and building improvements	0.2	0.1
Other	1.3	0.4
Total cash capital expenditures	5.2	4.5
Less: Proceeds from sales of property and equipment	10.1	5.8
Net cash capital expenditures (receipts)	$(4.9)	$(1.3)

Financing Activities. Cash flows from financing activities increased from $20.0 million used in financing activities for the three months ended March 31, 2020 to $103.1 million used in financing activities for the three months ended March 31, 2021. This increase was primarily a result of net debt payments of $83.1 million.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A filed on May 6, 2021. The Company considers certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. The Company identifies and discusses these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K/A filed on May 6, 2021. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical.” Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Quarterly Report on Form 10-Q with the Audit Committee of the Company’s board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2020. For further information on the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed on February 26, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded our disclosure controls and procedures were not effective as of March 31, 2021 due to material weaknesses in internal control over financial reporting that were disclosed in our Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The circumstances related to the material weakness referred to above had not yet been identified during the first quarter of 2021.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, the Company believes the resolution of claims and pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, and the Company and its subsidiaries are not currently a party to, nor is their property currently subject to, any material legal proceedings other than ordinary routine litigation incidental to the business, and we are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of Common Stock during the quarter ended March 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
01/01/2021 to 01/31/2021	—	$—	—	—
02/01/2021 to 02/28/2021	—	$—	—	—
03/01/2021 to 03/31/2021	—	$—	—	3,000,000
Total	—	$—	—

(1)	On March 22, 2021, we announced that our Board of Directors approved a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company is authorized to repurchase up to three million shares of our common stock, par value $0.0001 per share (Common Stock). Repurchases under the Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Repurchase Program is effective until all shares have been repurchased under the Stock Repurchase Program or, if earlier, until our Board of Directors suspends or discontinues the Stock Repurchase Program, which could occur at any time without prior notice. As of March 31, 2021, no shares of Common Stock have been repurchased under the Stock Repurchase Program.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2	Charter Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

3.3	By-Laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 25, 2018).

3.4	First Amendment to the By-Laws of Daseke, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on August 18, 2020).

3.5

Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.1+

Refinancing Amendment (Amendment No. 3 to Term Loan Agreement), dated as of March 9, 2021, by and among the registrant, Daseke Companies, Inc. and each of the registrant’s other subsidiaries party thereto, the financial institutions party thereto as lenders, Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent and collateral agent, and JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent.

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

Date: May 7, 2021	DASEKE, INC.

	By:	/s/ Jason Bates
	Name:	Jason Bates
	Title:	Chief Financial Officer