Form 10-Q
period 2021-06-30
Daseke, Inc.
filed 2021-08-03
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Stock Market LLC
Warrants, each exercisable for one half of a share of Common Stock at an exercise price of $5.75 per half share	DSKEW	The NASDAQ Stock Market LLC

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

Common shares of the registrant outstanding at July 30, 2021 were 62,323,709.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, such as downturns in customers’ business cycles and disruptions in capital and credit markets; impact to the Company’s business and operations resulting from the COVID-19 pandemic; the Company’s ability to adequately address downward pricing and other competitive pressures; driver shortages and increases in driver compensation or owner-operator contracted rates; the Company’s ability to execute and realize all of the expected benefits of its integration, business improvement and comprehensive restructuring plans; loss of key personnel; the Company’s ability to realize all of the intended benefits from recent or future acquisitions; the Company’s ability to complete recent or future divestitures successfully; seasonality and the impact of weather and other catastrophic events; fluctuations in the price or availability of diesel fuel; increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment; the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness and the Company’s ability to finance its capital requirements; restrictions in its existing and future debt agreements; increases in interest rates; changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general; the impact of governmental regulations and other governmental actions related to the Company and its operations; insurance and claims expenses; and litigation and governmental proceedings. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 6, 2021.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$111.7	$176.2
Accounts receivable, net of allowance of $2.0 at June 30, 2021 and $3.0 at December 31, 2020	189.8	154.4
Drivers’ advances and other receivables	8.0	8.0
Other current assets	25.1	26.5
Total current assets	334.6	365.1

Property and equipment, net	393.8	402.7
Intangible assets, net	90.4	93.8
Goodwill	140.4	140.1
Right-of-use assets	124.5	121.1
Other non-current assets	4.4	4.1
Total assets	$1,088.1	$1,126.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16.2	$16.5
Accrued expenses and other liabilities	53.8	35.7
Accrued payroll, benefits and related taxes	35.2	29.9
Accrued insurance and claims	19.6	23.7
Current portion of long-term debt	55.4	54.0
Warrant liability	4.1	—
Operating lease liabilities	34.0	30.9
Total current liabilities	218.3	190.7

Long-term debt, net of current portion	530.8	618.6
Deferred tax liabilities	80.2	70.0
Non-current operating lease liabilities	95.4	96.0
Warrant liability	—	6.3
Other non-current liabilities	5.4	6.5
Total liabilities	930.1	988.1

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at June 30, 2021 and December 31, 2020	65.0	65.0
Common stock, par value $0.0001 per share; 248,482,377 shares authorized, 63,804,434 and 65,023,174 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	394.9	401.6
Accumulated deficit	(302.3)	(327.8)
Accumulated other comprehensive income	0.4	—
Total stockholders’ equity	158.0	138.8
Total liabilities and stockholders’ equity	$1,088.1	$1,126.9

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Company freight	$163.6	$167.0	$308.7	$347.9
Owner operator freight	129.1	96.0	234.2	203.8
Brokerage	66.7	57.9	115.2	119.6
Logistics	10.7	8.8	19.2	18.9
Fuel surcharge	33.9	22.0	60.6	52.5
Total revenue	404.0	351.7	737.9	742.7

Operating expenses:
Salaries, wages and employee benefits	93.4	99.4	184.1	209.8
Fuel	27.0	18.2	52.4	46.9
Operations and maintenance	37.3	45.3	67.6	90.9
Communications	1.1	0.9	2.2	1.9
Purchased freight	155.3	112.2	276.7	246.4
Administrative expenses	12.7	17.2	29.2	37.4
Sales and marketing	0.5	0.3	1.1	1.0
Taxes and licenses	3.8	4.0	7.7	8.5
Insurance and claims	9.9	15.6	26.7	30.6
Depreciation and amortization	22.2	22.8	44.4	49.1
(Gain) loss on disposition of property and equipment	(4.6)	0.4	(7.7)	(0.8)
Impairment	—	—	—	13.4
Restructuring charges	0.1	3.0	0.1	3.5
Total operating expenses	358.7	339.3	684.5	738.6
Income from operations	45.3	12.4	53.4	4.1

Other expense (income):
Interest income	(0.1)	(0.1)	(0.2)	(0.4)
Interest expense	7.6	11.0	18.7	23.0
Change in fair value of warrant liability	(7.8)	(1.1)	(2.2)	(2.1)
Other	(0.4)	(1.1)	(0.8)	0.1
Total other expense (income)	(0.7)	8.7	15.5	20.6

Income (loss) before income taxes	46.0	3.7	37.9	(16.5)
Income tax expense (benefit)	10.7	2.1	9.9	(1.8)
Net income (loss)	35.3	1.6	28.0	(14.7)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0.0, $0.1, $0.0 and $(0.1), respectively	0.2	0.2	0.4	(0.3)
Comprehensive income (loss)	$35.5	$1.8	$28.4	$(15.0)

Net income (loss)	$35.3	$1.6	$28.0	$(14.7)
Less dividends to Series A convertible preferred stockholders	(1.3)	(1.3)	(2.5)	(2.5)
Net income (loss) attributable to common stockholders	$34.0	$0.3	$25.5	$(17.2)
Income (loss) per common share:
Basic	$0.52	$0.00	$0.39	$(0.27)
Diluted	$0.49	$0.00	$0.38	$(0.27)
Weighted-average common shares outstanding:
Basic	64,842,620	64,173,164	64,960,833	64,625,347
Diluted	71,866,303	64,711,210	66,154,571	64,625,347
Dividends declared per Series A convertible preferred share	$1.91	$1.91	$3.81	$3.81

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2021

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2021	650,000	$65.0	65,023,174	$—	$401.6	$(327.8)	$—	$138.8
Exercise of options	—	—	149,545	—	0.6	—	—	0.6
Vesting of restricted stock units	—	—	5,737	—	(0.8)	—	—	(0.8)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.4	—	—	1.4
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2021	650,000	$65.0	65,178,456	$—	$402.8	$(336.3)	$0.2	$131.7
Exercise of options	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	143,601	—	(0.3)	—	—	(0.3)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Common stock repurchased and retired	—	—	(1,517,623)	—	(10.5)	—	—	(10.5)
Stock-based compensation expense	—	—	—	—	2.9	—	—	2.9
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net income	—	—	—	—	—	35.3	—	35.3
Balance at June 30, 2021	650,000	$65.0	63,804,434	$—	$394.9	$(302.3)	$0.4	$158.0

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2020

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2020	650,000	$65.0	64,589,075	$—	$396.9	$(327.0)	$(0.4)	$134.5
Vesting of restricted stock units	—	—	8,950	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net loss	—	—	—	—	—	(16.3)	—	(16.3)
Balance at March 31, 2020	650,000	$65.0	64,598,025	$—	$397.8	$(344.5)	$(0.9)	$117.4
Vesting of restricted stock units	—	—	129,400	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	1.1	—	—	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net income	—	—	—	—	—	1.6	—	1.6
Balance at June 30, 2020	650,000	$65.0	64,727,425	$—	$398.8	$(344.2)	$(0.7)	$118.9

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$28.0	$(14.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	40.9	45.5
Amortization of intangible assets	3.5	3.6
Amortization of deferred financing fees	1.1	2.1
Non-cash operating lease expense	(0.8)	2.7
Change in fair value of warrant liability	(2.2)	(2.1)
Write-off of deferred financing fees	1.1	—
Stock-based compensation expense	3.2	2.6
Deferred taxes	9.8	(1.8)
Bad debt (recovery) expense	(0.3)	1.3
Gain on disposition of property and equipment	(7.7)	(0.8)
Impairment	—	13.4
Changes in operating assets and liabilities
Accounts receivable	(34.8)	34.0
Drivers’ advances and other receivables	0.6	(1.2)
Other current assets	1.1	(4.6)
Accounts payable	(0.3)	(2.3)
Accrued expenses and other liabilities	14.9	5.2
Net cash provided by operating activities	58.1	82.9

Cash flows from investing activities
Purchases of property and equipment	(18.0)	(14.9)
Proceeds from sale of property and equipment	26.6	36.4
Net cash provided by investing activities	8.6	21.5

Cash flows from financing activities:
Advances on line of credit	747.2	736.4
Repayments on line of credit	(747.2)	(738.1)
Principal payments on long-term debt	(212.4)	(39.1)
Proceeds from long-term debt	97.5	—
Payments of deferred financing fees	(3.4)	—
Repurchases of common stock	(10.5)	—
Exercise of options, net	0.4	—
Series A convertible preferred stock dividends	(2.5)	(2.5)
Net cash used in financing activities	(130.9)	(43.3)

Effect of exchange rates on cash and cash equivalents	(0.3)	0.5

Net increase (decrease) in cash and cash equivalents	(64.5)	61.6
Cash and cash equivalents – beginning of period	176.2	95.7
Cash and cash equivalents – end of period	$111.7	$157.3

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in millions)

	Six Months Ended
	June 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$15.1	$20.8
Cash paid for income taxes	$3.4	$1.3

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$29.2	$30.0
Property and equipment sold for notes receivable	$—	$0.1
Right-of-use assets acquired	$16.5	$26.8

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date. On May 6, 2021, the Company filed an Amended Annual Report on Form 10-K/A (Amended 10-K) in order to restate the financial statements to reflect warrants as a liability and changes in fair value recorded as non-cash income or expense.  For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2020 as set forth in the Company’s Amended 10-K.

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value (in millions):

	Fair value as of June 30, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$2.3	$—	$1.8	$4.1
Total fair value	$2.3	$—	$1.8	$4.1

	Fair value as of December 31, 2020
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$3.6	$—	$2.7	$6.3
Total fair value	$3.6	$—	$2.7	$6.3

The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy for the six months ended June 30, 2021 (in millions):

Six Months Ended
June 30, 2021
Balance at beginning of period	$2.7
Change in fair value	(0.9)
Balance at end of period	$1.8

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

Lease income from lease payments related to these operating leases for the three and six months ended June 30, 2021 was $7.0 million and $13.0 million, respectively. Lease income from lease payments related to these operating leases for the three and six months ended June 30, 2020 was $6.2 million and $12.4 million, respectively.

NOTE 2 – OTHER CURRENT ASSETS

The components of other current assets are as follows as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Insurance	$8.0	$12.0
Licensing, permits and tolls	5.2	4.9
Parts supplies	3.5	3.1
Highway and fuel taxes	3.4	1.1
Other prepaids	1.7	3.2
Other assets	1.7	0.6
Income tax receivable	1.6	1.6
	$25.1	$26.5

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

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of the Plan). Phase II of the Plan was initially expected to be significantly completed by June 30, 2020, however, due to uncertainties and changes in focus caused by the COVID-19 pandemic, the Company delayed and reevaluated Phase II of the Plan and reduced the planned number of integrations from three to two operating segments.  As of June 30, 2021, one of these integrations had been completed, and the Company expects to complete the remaining integration in late 2021.

The Company recorded $0.1 million and $3.0 million of integration and restructuring expenses in connection with the Plan and Project Pivot in the three months ended June 30, 2021 and 2020, respectively. The Company recorded $0.1 million and $3.5 million of integration and restructuring expenses in connection with the Plan and Project Pivot in the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we have incurred a cumulative total of $9.8 million in integration and restructuring costs since inception of the Plan.

The following table summarizes the integration and restructuring costs as of June 30, 2021 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Balance at December 31, 2020	$0.1	$—	$—	$0.1
Specialized Solution
Costs accrued	—	—	0.1	0.1
Amounts paid or charged	—	—	(0.1)	(0.1)
Specialized Solution balance at June 30, 2021	—	—	—	—
Flatbed Solution
Costs accrued	—	—	—	—
Amounts paid or charged	—	—	—	—
Flatbed Solution balance at June 30, 2021	—	—	—	—
Corporate
Costs accrued	—	—	—	—
Amounts paid or charged	—	—	—	—
Adjustments	(0.1)	—		(0.1)
Corporate balance at June 30, 2021	(0.1)	—	—	(0.1)
Consolidated
Costs accrued	—	—	0.1	0.1
Amounts paid or charged	—	—	(0.1)	(0.1)
Adjustments	(0.1)	—	—	(0.1)
Consolidated balance at June 30, 2021	$—	$—	$—	$—

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Revenue equipment	$516.4	$546.7
Assets leased and available for lease to owner-operators	110.8	87.1
Buildings and improvements	56.4	57.0
Furniture and fixtures, office and computer equipment and vehicles	33.4	31.9
	717.0	722.7
Accumulated depreciation	(323.2)	(320.0)
Property and equipment, net	$393.8	$402.7

Depreciation expense on property and equipment was $20.4 million and $21.0 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense on property and equipment was $40.9 million and $45.5 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Brokerage and escorts	$17.1	$11.9
Unvouchered payables	12.8	6.1
Owner-operator deposits	10.2	7.8
Other accrued expenses	8.6	6.8
Fuel and fuel taxes	1.8	1.1
Accrued property taxes and sales taxes payable	1.7	1.5
Interest	1.6	0.5
	$53.8	$35.7

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Term loan facility	$399.0	$483.5
Equipment term loans	163.6	164.9
Finance leases	31.8	31.3
	594.4	679.7
Less current portion	(55.4)	(54.0)
Less unamortized debt issuance costs	(8.2)	(7.1)
Total long-term debt	$530.8	$618.6

Term Loan Facility

On March 9, 2021, the Company and Daseke Companies, Inc., a wholly-owned subsidiary of the Company (the Term Loan Borrower), entered into a Refinancing Amendment (Amendment No. 3 to Term Loan Agreement) (the Term Loan Amendment) with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent and a replacement lender, Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent and collateral agent, the other loan parties party thereto and the other financial institutions party thereto. Pursuant to the Term Loan Amendment, the Company prepaid, refinanced and replaced all of its issued and outstanding term loans under its Term Loan Facility (as defined below) in an aggregate principal amount of approximately $483.5 million (the Prior Term Loans) utilizing proceeds from (i) replacement term loans in aggregate principal amount of $400.0 million (the Replacement Term Loans) and (ii) approximately $83.5 million from its cash balance.

The terms of the Replacement Term Loans are governed by a $400.0 million term loan facility (the Term Loan Facility) evidenced by a Term Loan Agreement dated as of February 27, 2017 (as amended, restated, supplemented or otherwise modified from time to time, the Term Loan Agreement), among the Company, the Term Loan Borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the Term Loan Agent), and the other lenders from time to time party thereto with a scheduled maturity date of March 9, 2028. The Replacement Term Loans are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 1.75% floor) plus 3.00% per annum and LIBOR (subject to a 0.75% floor) plus 4.00% per annum. During the three months ended June 30, 2021 and 2020, the weighted average interest rate on the Term Loan Facility was 4.8% and 6.0%, respectively. During the six months ended June 30, 2021 and 2020, the weighted average interest rate on the Term Loan Facility was 5.1% and 6.3%, respectively.

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

The Term Loan Facility contains (i) certain customary affirmative covenants that, among other things, require compliance with applicable laws, periodic financial reporting and notices of material events, payment of taxes and other obligations, maintenance of property and insurance, and provision of additional guarantees and collateral, and (ii) certain customary negative covenants that, among other things, restrict the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, mergers, consolidations, liquidations and dissolutions, asset sales, acquisitions, the payment of distributions, dividends, redemptions and repurchases of equity interests, transactions with affiliates, prepayments and redemptions of certain other indebtedness, burdensome agreements, holding company limitations, changes in fiscal year and modifications of organizational documents. As of June 30, 2021, the Company was in compliance with all covenants contained in the Term Loan Facility.

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the ABL Credit Agreement) with PNC Bank, National Association, as administrative agent and the lenders party thereto (the ABL Agent).

On April 29, 2021, the Company, Daseke Companies, Inc., a wholly-owned subsidiary of the Company, and the Company’s other domestic subsidiaries party thereto (together with Daseke Companies, Inc., the ABL Borrowers) entered into the Fifth Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement (the ABL Amendment) with the financial institutions party thereto as lenders and the ABL Agent), which amends certain terms of the ABL Credit Agreement.

Principally, the ABL Amendment extended the scheduled maturity date of the ABL Facility from February 27, 2025 to April 29, 2026. The ABL Amendment also, among other things, (a) increased the Maximum Revolving Advance Amount from $100 million to $150 million, (b) provides that the Maximum Revolving Advance Amount (as defined therein) may be increased further from $150 million to $200 million (the ABL Amendment did not result in such an increase), (c) removed the ABL Borrowers’ total leverage financial covenant, which had been tested on a quarterly basis and (d) provided additional covenant flexibility in the form of increased debt, lien, investment, disposition and restricted payment baskets.

The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $40 million.  As of June 30, 2021, the Company had no borrowings, $23.7 million in letters of credit outstanding, and could incur approximately $119.3 million of additional indebtedness under the ABL Facility, based on current qualified collateral.

At June 30, 2021, the interest rate on the ABL Facility was 3.75%. Margins on the ABL Facility are adjusted, if necessary, to the applicable rates set forth in the following table corresponding to the average RLOC Utilization for the trailing 12 month period on the last day of the most recently completed fiscal quarter. RLOC Utilization at a particular date shall mean an amount equal to (a)(i) outstanding amount of Revolving Advances plus (ii) the outstanding amount of the Swing Loans plus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, divided by (b) Maximum Revolving Advance Amount.

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

The ABL Facility contains a financial covenant such that during any period after a default or event of default or after excess availability falling below 17.5% of the maximum credit amount, continuing until such time as no default or event of default has existed and excess availability has exceeded such amounts for a period of 60 consecutive days, a financial covenant requiring the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.00x, tested on a quarterly basis. The Company’s fixed charge coverage ratio is defined as the ratio of (1) consolidated Adjusted EBITDA minus unfinanced capital expenditures, cash taxes and cash dividends or distributions, to (2) the sum of all funded debt payments for the four-quarter period then ending (with customary add-backs permitted to consolidated Adjusted EBITDA).

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

As of June 30, 2021, the Company was in compliance with all covenants contained in the ABL Facility.

Equipment Term Loans and Mortgages

As of June 30, 2021, the Company had term loans collateralized by equipment in the aggregate amount of $161.2 million with 16 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 5.9%, require monthly payments of principal and interest and mature at various dates through July 2027. The weighted average interest rate for the three months ended June 30, 2021 and 2020 was 3.9% and 3.8%, respectively.  The weighted average interest rate for the six months ended June 30, 2021 and 2020 was 4.1% and 4.4%, respectively. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of June 30, 2021, the Company has a bank mortgage loan with a balance of $2.4 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of approximately $15,000, including interest at 3.7%, and a balloon payment of approximately $2.1 million at maturity date. The bank mortgage loan matures November 1, 2023.

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2021 and 2020 were 23.3% and 56.8%, respectively. The effective tax rates for the six months ended June 30, 2021 and 2020 were 26.1% and 10.9%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the jurisdictional mix of earnings, combined with the unfavorable impact of nondeductible expenses, including the effect of the per diem pay structure for drivers and the change in fair value of warrant liability. State tax rates vary among states and typically range from 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three months ended June 30, 2021 differs from the effective tax rate for the same period in 2020 primarily due to the decision to use the actual effective tax rate in the first quarter of 2020 as the annual effective tax rate method did not provide a reliable estimate of the income tax benefit. The effective tax rate for the six months ended June 30, 2021 differs from the effective tax rate for the same period in 2020 primarily due to the impact of permanent differences in relation to forecasted earnings before income taxes each period.

There were no changes in uncertain tax positions during the three and six months ended June 30, 2021.

NOTE 8 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (as amended from time to time, the Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. On June 18, 2021, at the Company's 2021 annual meeting of stockholders, the Company’s stockholders approved an amendment and restatement (the Restatement) of the Plan. The Restatement Plan increased the number of shares that may be granted as awards thereunder by 4.0 million and extended the scheduled expiration date of the Plan from February 27, 2027 to June 18, 2031.

As of June 30, 2021, the Company has 3.2 million shares of common stock available for issuance under the Plan. Equity awards to non-directors under the Plan generally vest annually on a pro-rata basis over a three to five-year period on the anniversary of each grant date. The Company also grants equity awards to our directors under the Plan. The awards granted to directors vest ratably over periods of one to five years annually on the anniversary of each grant date.

Aggregate stock-based compensation charges, net of forfeitures, were $0.8 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $3.2 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss).

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. As of June 30, 2021, there was $3.2 million, $2.0 million, and $5.3 million of unrecognized stock-based compensation expense related to stock options, restricted stock units and performance stock units (PSUs), respectively. This expense will be recognized over the weighted average periods of 1.6 years for stock options, 1.1 years for restricted stock units and 1.8 years for PSUs.

Stock Options

The following table summarizes stock option grants:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)
Director Group	150,000	75,000	5 years	$9.98	$4.36
Employee Group	4,662,630	2,571,557	3-5 years	$5.60	$3.08
Total		2,646,557

A summary of option activity as of June 30, 2021 and changes during the six months then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2021	3,114,931	$6.19	7.9	$5.9
Exercised	(149,545)	2.96
Forfeited or expired	(318,829)	6.66
Outstanding as of June 30, 2021	2,646,557	$6.32	7.3	$5.9

Exercisable as of June 30, 2021	1,539,985	$7.90	6.8	$2.0
Vested and expected to vest as of June 30, 2021	2,646,557	$6.32	7.3	$5.9

The stock options’ maximum contract term is ten years. The Company did not grant any stock options during the six months ended June 30, 2021.

Restricted Stock Units

Restricted stock units are nontransferable until vested. The Plan Committee (as defined in the Plan) may, in its sole discretion, grant dividend or dividend equivalents with respect to non-vested units. Prior to vesting, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards typically vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)
Director Group	933,237	289,241	1-2 years	$2.96
Employee Group	1,647,461	212,920	3-5 years	$10.40
Total		502,161

A summary of restricted stock unit awards activity under the Plan as of June 30, 2021 and changes during the six months then ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2021	594,801	$5.72
Granted	118,047	6.92
Vested	(180,549)	6.35
Forfeited	(30,138)	10.08
Non-vested as of June 30, 2021	502,161	$5.52

Performance Stock Units

PSUs become eligible for vesting in shares upon the achievement of specific performance and market-based conditions and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The grant date fair value of PSUs was determined using a Monte Carlo probability model and compensation cost is recognized ratably over the requisite service period.

As of June 30, 2021, the Company had 1,613,210 total PSUs outstanding. There are 1,495,000 PSUs in which the vesting occurs upon the achievement of specific market-based conditions based on the performance of per share price of the Company’s common stock and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods.

In addition, there are 118,210 PSUs in which the vesting occurs upon the achievement of specific performance-based conditions based on the Company's financial performance over a three year performance period and modified based on the Company's Relative Total Shareholder Return and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The amount of awards that will ultimately vest for these 118,210 PSUs can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made. The Company currently expects that these PSUs will vest at 100%.

The following inputs and assumptions were used to calculate the fair value of the PSUs for the shares granted during the six months ended June 30, 2021:

Weighted average expected life	2.5 years
Risk-free interest rate	0.38%
Expected volatility	93.80%
Expected dividend yield	0.00%

A summary of performance stock unit awards activity as of June 30, 2021 and changes during the six months ended are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2021	1,716,100	$1.38
Granted	118,210	7.45
Vested	—	—
Forfeited	(221,100)	6.30
Non-vested as of June 30, 2021	1,613,210	$2.28

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of June 30, 2021 totaling approximately $26.1 million, including those disclosed in Note 6. These letters of credit are related to liability and workers compensation insurance claims.

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

NOTE 10 – COMMON STOCK REPURCHASE PROGRAM

On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to three million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. As of and during the three months ended June 30, 2021, the Company repurchased and retired 1,517,623 shares, at an aggregate price of $10.5 million.

NOTE 11 – REPORTABLE SEGMENTS

The Company evaluates the performance of the reportable segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations.

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $0.9 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $2.0 million and $4.8 million for the three months ended June 30, 2021 and 2020, respectively. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $1.8 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $4.3 million and $7.5 million for the six months ended June 30, 2021 and 2020, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended June 30, 2021
Total revenue	$180.9	$226.1	$(3.0)	$404.0
Company freight	47.7	118.3	(2.4)	163.6
Owner operator freight	88.9	40.7	(0.5)	129.1
Brokerage	25.3	41.5	(0.1)	66.7
Logistics	1.3	9.3	0	10.7
Fuel surcharge	17.7	16.3	(0.1)	33.9
Operating income (loss)	22.9	29.0	(6.6)	45.3
Depreciation	8.1	12.1	0.2	20.4
Amortization of intangible assets	0.8	1.0	—	1.8
Restructuring	—	0.1	—	0.1
Non-cash operating lease expense	(0.1)	(0.3)	—	(0.4)
Interest expense	0.9	1.3	5.4	7.6
Income (loss) before income tax	22.1	28.0	(4.1)	46.0
Capital expenditures	7.7	13.5	6.4	27.6

Three Months Ended June 30, 2020
Total revenue	$137.2	$221.5	$(7.0)	$351.7
Company freight	48.9	121.6	(3.5)	167.0
Owner operator freight	60.1	38.3	(2.4)	96.0
Brokerage	15.5	43.1	(0.7)	57.9
Logistics	0.7	8.1	—	8.8
Fuel surcharge	12.0	10.4	(0.4)	22.0
Operating income (loss)	10.7	14.5	(12.8)	12.4
Depreciation	8.5	12.2	0.3	21.0
Amortization of intangible assets	0.8	1.0	—	1.8
Restructuring	0.2	2.8	—	3.0
Non-cash operating lease expense	1.2	(1.4)	—	(0.2)
Interest expense	2.4	2.8	5.8	11.0
Income (loss) before income tax	8.5	12.5	(17.3)	3.7
Capital expenditures	9.2	21.4	—	30.6

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Six Months Ended June 30, 2021
Total revenue	$334.4	$409.8	$(6.3)	$737.9
Company freight	92.4	221.1	(4.8)	308.7
Owner operator freight	159.9	75.3	(1.0)	234.2
Brokerage	47.5	68.1	(0.4)	115.2
Logistics	2.5	16.5	0.2	19.2
Fuel surcharge	32.1	28.8	(0.3)	60.6
Operating income (loss)	33.9	39.5	(20.0)	53.4
Depreciation	16.1	24.2	0.6	40.9
Amortization of intangible assets	1.5	2.0	—	3.5
Restructuring	—	0.1	—	0.1
Non-cash operating lease expense	(0.2)	(0.6)	—	(0.8)
Interest expense	2.6	3.4	12.7	18.7
Income (loss) before income tax	31.5	36.8	(30.4)	37.9
Capital expenditures	16.7	24.1	6.4	47.2

Six Months Ended June 30, 2020
Total revenue	$292.4	$461.9	$(11.6)	$742.7
Company freight	100.2	253.7	(6.0)	347.9
Owner operator freight	126.3	81.0	(3.5)	203.8
Brokerage	35.0	86.0	(1.4)	119.6
Logistics	1.5	17.3	0.1	18.9
Fuel surcharge	29.4	23.9	(0.8)	52.5
Operating income (loss)	19.3	8.0	(23.2)	4.1
Depreciation	16.8	28.1	0.6	45.5
Amortization of intangible assets	1.6	2.0	—	3.6
Impairment	—	13.4	—	13.4
Restructuring	0.2	3.3	—	3.5
Non-cash operating lease expense	2.1	0.6	—	2.7
Interest expense	4.9	5.9	12.2	23.0
Income (loss) before income tax	14.6	1.8	(32.9)	(16.5)
Capital expenditures	17.0	27.9	—	44.9

NOTE 12 – EARNINGS (LOSS) PER SHARE

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

For the six months ended June 30, 2021, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. For the three and six months ended June 30, 2020, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and shares of the Company’s outstanding stock options and performance share units were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2021	2020	2021	2020

Numerator:
Net income (loss)	$35.3	$1.6	$28.0	$(14.7)
Less Series A preferred dividends	(1.3)	(1.3)	(2.5)	(2.5)
Net income (loss) attributable to common stockholders	34.0	0.3	25.5	(17.2)
Allocation of earnings to non-vested participating restricted stock units	(0.3)	—	(0.2)	—
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$33.7	$0.3	$25.3	$(17.2)

Effect of dilutive securities:
Add back Series A preferred dividends	$1.3	$—	$—	$—
Add back allocation earnings to participating securities	0.3	—	0.2	—
Reallocation of earnings to participating securities considering potentially dilutive securities	(0.3)	—	(0.2)	—
Numerator for diluted EPS - income (loss) available to common shareholders - two class method	$35.0	$0.3	$25.3	$(17.2)

Denominator:
Denominator for basic EPS - weighted-average shares	64.8	64.2	65.0	64.6

Effect of dilutive securities:
Stock options and performance share units	1.4	0.5	1.2	—
Convertible preferred stock	5.7	—	—	—
Denominator for diluted EPS - weighted-average shares	71.9	64.7	66.2	64.6

Basic earnings (loss) per share	$0.52	$0.00	$0.39	$(0.27)
Diluted earnings (loss) per share	$0.49	$0.00	$0.38	$(0.27)

NOTE 13 – SUBSEQUENT EVENTS

In July 2021, the Company repurchased and retired 1,482,377 common shares at an aggregate price of $9.8 million under the common stock repurchase program.

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

Recent Developments

COVID-19 Pandemic

The levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity and to measures of industrial production because many of the Company’s customers are in the manufacturing and industrial segments. In the first half of 2021, the Company saw improvement in industrial demand, which had previously been pressured by the COVID-19 pandemic, and in the second quarter of 2021, the industrial end-market in various verticals (particularly in construction and steel and other metals) appeared to have returned to near pre-pandemic levels. As a result, in the second quarter of 2021, the Flatbed Solutions segment experienced a significantly improved rate environment, with rates 38.9% higher than the second quarter of 2020. During the second quarter of 2021, the Specialized Solutions segment also benefitted from continued strong demand and freight rates, primarily serving construction, high security cargo and glass.

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

Debt Refinancing and ABL Amendment

On March 9, 2021, the Company, Daseke Companies, Inc., a wholly-owned subsidiary of the Company, and the Company’s other domestic subsidiaries party thereto entered into the Term Loan Amendment. Pursuant to the Term Loan Amendment, the Company prepaid, refinanced and replaced all of the issued and outstanding term loans, which had an aggregate principal amount of $483.5 million, under the Term Loan Agreement with $83.5 million in cash on hand and new replacement terms loans in an aggregate principal amount of $400 million. The Replacement Term Loans have a scheduled maturity date of March 9, 2028 and an interest rate of LIBOR plus 4.00 percent (with a 0.75 percent LIBOR floor). The Prior Term Loans had a maturity date of February 27, 2024 and an interest rate of LIBOR plus 5.00 percent (with a 1.00 percent LIBOR floor). In addition, the Term Loan Amendment, among other things, (a) removed the total leverage financial covenant, which had been tested on a quarterly basis, and (b) provided additional covenant flexibility in the form of increased debt, lien, investment, disposition and restricted payment baskets.

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

Results of Operations

The following table sets forth certain operating statistics for the three months ended June 30, 2021 and 2020 as well as items derived from the Company’s consolidated statements of operations for the three months ended June 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner-operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner-operator tractors.

	Three Months Ended June 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE:
Company freight	$163.6	40.5	$167.0	47.5	$(3.4)	(2.0)
Owner operator freight	129.1	32.0	96.0	27.3	33.1	34.5
Brokerage	66.7	16.5	57.9	16.5	8.8	15.2
Logistics	10.7	2.6	8.8	2.5	1.9	21.6
Fuel surcharge	33.9	8.4	22.0	6.3	11.9	54.1
Total revenue	404.0	100.0	351.7	100.0	52.3	14.9

OPERATING EXPENSES:
Salaries, wages and employee benefits	93.4	23.1	99.4	28.3	(6.0)	(6.0)
Fuel	27.0	6.7	18.2	5.2	8.8	48.4
Operations and maintenance	37.3	9.2	45.3	12.9	(8.0)	(17.7)
Communications	1.1	0.3	0.9	0.3	0.2	22.2
Purchased freight	155.3	38.4	112.2	31.9	43.1	38.4
Administrative expenses	12.7	3.1	17.2	4.9	(4.5)	(26.2)
Sales and marketing	0.5	0.1	0.3	0.1	0.2	66.7
Taxes and licenses	3.8	0.9	4.0	1.1	(0.2)	(5.0)
Insurance and claims	9.9	2.5	15.6	4.4	(5.7)	(36.5)
Depreciation and amortization	22.2	5.5	22.8	6.5	(0.6)	(2.6)
(Gain) loss on disposition of revenue property and equipment	(4.6)	(1.1)	0.4	0.1	(5.0)	(1,250.0)
Restructuring charges	0.1	—	3.0	0.9	(2.9)	(96.7)
Total operating expenses	358.7	88.8	339.3	96.5	19.4	5.7

INCOME FROM OPERATIONS	45.3	11.2	12.4	3.5	32.9	265.3

Other expense (income):
Interest income	(0.1)	—	(0.1)	—	—	—
Interest expense	7.6	1.9	11.0	3.1	(3.4)	(30.9)
Change in fair value of warrant liability	(7.8)	(1.9)	(1.1)	(0.3)	(6.7)	609.1
Other	(0.4)	(0.1)	(1.1)	(0.3)	0.7	(63.6)
Total other expense (income)	(0.7)	(0.2)	8.7	2.5	(9.4)	(108.0)

Income before income taxes	46.0	11.4	3.7	1.1	42.3	1,143.2
Income tax expense	10.7	2.6	2.1	0.6	8.6	409.5
Net income	$35.3	8.7	$1.6	0.5	$33.7	2,106.3

OPERATING STATISTICS:
Company miles	57.7		63.5		(5.8)	(9.1)
Owner operator miles	47.9		47.5		0.4	0.8
Total miles (in millions)	105.6		111.0		(5.4)	(4.9)

Rate per mile	$2.77		$2.37		$0.40	16.9
Revenue per tractor	$60,400		$47,400		$13,000	27.4

Company-operated tractors, at period-end	2,715		3,137		(422)	(13.5)
Owner-operated tractors, at period-end	2,112		2,104		8	0.4
Number of trailers, at period-end	11,266		11,855		(589)	(5.0)

Company-operated tractors, average for the period	2,723		3,376		(653)	(19.3)
Owner-operated tractors, average for the period	2,123		2,176		(53)	(2.4)
Total tractors, average for the period	4,846		5,552		(706)	(12.7)

The following table sets forth certain operating statistics of the Company’s Specialized Solutions segment for the three months ended June 30, 2021 and 2020, as well as revenue, operating expenses and income (loss) from operations for the three months ended June 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner-operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner-operator tractors.

SPECIALIZED SOLUTIONS

	Three Months Ended June 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE(1):
Company freight	$118.3	52.3	$121.6	54.9	$(3.3)	(2.7)
Owner operator freight	40.7	18.0	38.3	17.3	2.4	6.3
Brokerage	41.5	18.4	43.1	19.5	(1.6)	(3.7)
Logistics	9.3	4.1	8.1	3.7	1.2	14.8
Fuel surcharge	16.3	7.2	10.4	4.7	5.9	56.7
Total revenue	226.1	100.0	221.5	100.0	4.6	2.1

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	58.6	25.9	63.7	28.8	(5.1)	(8.0)
Fuel	18.6	8.2	11.4	5.1	7.2	63.2
Operations and maintenance	26.9	11.9	35.1	15.8	(8.2)	(23.4)
Purchased freight	66.2	29.3	60.0	27.1	6.2	10.3
Depreciation and amortization	13.0	5.7	13.2	6.0	(0.2)	(1.5)
Restructuring	0.1	—	2.8	1.3	(2.7)	(96.4)
Other operating expenses	13.7	6.1	20.8	9.4	(7.1)	(34.1)
Total operating expenses	197.1	87.2	207.0	93.5	(9.9)	(4.8)

INCOME FROM OPERATIONS	$29.0	12.8	$14.5	6.5	$14.5	100.0

OPERATING STATISTICS:
Company miles	38.3		37.8		0.5	1.3
Owner operator miles	12.7		12.8		(0.1)	(0.8)
Total miles (in millions)	51.0		50.6		0.4	0.8

Rate per mile	$3.12		$3.16		$(0.04)	(1.3)
Revenue per tractor	$66,700		$56,400		$10,300	18.3

Company-operated tractors, at period-end	1,878		1,986		(108)	(5.4)
Owner-operated tractors, at period-end	511		555		(44)	(7.9)
Number of trailers, at period-end	7,059		7,280		(221)	(3.0)

Company-operated tractors, average for the period	1,871		2,205		(334)	(15.1)
Owner-operated tractors, average for the period	512		631		(119)	(18.9)
Total tractors, average for the period	2,383		2,836		(453)	(16.0)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth certain operating statistics of the Company’s Flatbed Solutions segment for the three months ended June 30, 2021 and 2020, as well as revenue, operating expenses and income (loss) from operations for three months ended June 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner-operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner-operator tractors.

FLATBED SOLUTIONS

	Three Months Ended June 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE(1):
Company freight	$47.7	26.4	$48.9	35.6	$(1.2)	(2.5)
Owner operator freight	88.9	49.1	60.1	43.8	28.8	47.9
Brokerage	25.3	14.0	15.5	11.3	9.8	63.2
Logistics	1.3	0.7	0.7	0.5	0.6	85.7
Fuel surcharge	17.7	9.8	12.0	8.7	5.7	47.5
Total revenue	180.9	100.0	137.2	100.0	43.7	31.9

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	29.1	16.1	30.7	22.4	(1.6)	(5.2)
Fuel	8.4	4.6	6.7	4.9	1.7	25.4
Operations and maintenance	10.5	5.8	10.2	7.4	0.3	2.9
Purchased freight	92.2	51.0	59.2	43.1	33.0	55.7
Depreciation and amortization	8.9	4.9	9.3	6.8	(0.4)	(4.3)
Restructuring	—	—	0.2	0.1	(0.2)	(100.0)
Other operating expenses	8.9	4.9	10.2	7.4	(1.3)	(12.7)
Total operating expenses	158.0	87.3	126.5	92.2	31.5	24.9

INCOME FROM OPERATIONS	$22.9	12.7	$10.7	7.8	$12.2	114.0

OPERATING STATISTICS:
Company miles	19.4		25.7		(6.3)	(24.5)
Owner operator miles	35.2		34.7		0.5	1.4
Total miles (in millions)	54.6		60.4		(5.8)	(9.6)

Rate per mile	$2.50		$1.80		$0.70	38.9
Revenue per tractor	$55,500		$40,100		$15,400	38.4

Company-operated tractors, at period-end	837		1,151		(314)	(27.3)
Owner-operated tractors, at period-end	1,601		1,549		52	3.4
Number of trailers, at period-end	4,207		4,575		(368)	(8.0)

Company-operated tractors, average for the period	852		1,171		(319)	(27.2)
Owner-operated tractors, average for the period	1,611		1,545		66	4.3
Total tractors, average for the period	2,463		2,716		(253)	(9.3)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue.  Total revenue increased 14.9% to $404.0 million for the three months ended June 30, 2021 from $351.7 million for the same period in 2020. The exit of the Aveda operations resulted in a $9.8 million, or 2.8%, reduction in total revenue. The increase in total revenue was due primarily to increases in owner operator freight, fuel surcharge and brokerage revenue. Company freight revenue decreased $3.4 million, or 2.0%, to $163.6 million for the three months ended June 30, 2021 from $167.0 million for the same period in 2020. The decrease in company freight revenue was a result of a 9.1% decrease in company miles driven primarily driven by downsizing of company trucks partially offset by an increase in rate per mile. Owner operator freight revenue increased $33.1 million, or 34.5%, and was a result of a 0.8% increase in owner operator miles driven and a 33.4% increase in rate per mile. The increase in total freight revenue was primarily due to a 16.9% increase in rate per mile. Brokerage revenue increased $8.8 million, or 15.2%, to $66.7 million for the three months ended June 30, 2021 from $57.9 million for the same period in 2020 primarily due to an increase in customer sales volumes and rate. Fuel surcharge revenue, increased $11.9 million, or 54.1%, to $33.9 million for the three months ended June 30, 2021 from $22.0 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

The Company’s Specialized Solutions segment’s revenue increased 2.1% to $226.1 million for the three months ended June 30, 2021 from $221.5 million for the same period in 2020. The increase was primarily due to increases in owner operator freight and fuel surcharge. Company freight revenue decreased $3.3 million, or 2.7%, to $118.3 million for the three months ended June 30, 2021 from $121.6 million for the same period in 2020. The decrease in company freight revenue was primarily a result of a 4.0% decrease in rate per mile, partially offset by a 1.3% increase in company miles driven compared to the same period in 2020. The increase in owner operator freight revenue was primarily a result of a 7.1% increase in rate per mile, partially offset by a 0.8% decrease in miles driven compared to the same period in 2020. Brokerage revenue decreased $1.6 million, or 3.7%, to $41.5 million for the three months ended June 30, 2021 from $43.1 million for the same period in 2020 primarily due to the exit of the Aveda operations.

The Company’s Flatbed Solutions segment’s revenue increased $43.7 million, or 31.9%, to $180.9 million for the three months ended June 30, 2021 from $137.2 million for the same period in 2020, which was primarily due to an increase in owner operator freight. Company freight revenue decreased $1.2 million, or 2.5%, to $47.7 million for the three months ended June 30, 2021 from $48.9 million for the same period in 2020. Owner operator freight revenue increased $28.8 million, or 47.9%, to $88.9 million for the three months ended June 30, 2021 from $60.1 million for the same period in 2020. The increase in the freight revenue was the result of a 38.9% increase in rate per mile partially offset by a 9.6% decrease in total miles driven compared to the same period in 2020, primarily driven by downsizing of company trucks. Brokerage revenue increased $9.8 million, or 63.2%, to $25.3 million for the three months ended June 30, 2021 from $15.5 million for the same period in 2020 due to increase in customer sales volumes and rate. Fuel surcharge revenue increased $5.7 million, or 47.5%, to $17.7 million for the three months ended June 30, 2021 from $12.0 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

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

Salaries, wages and employee benefits expense decreased 6.0% to $93.4 million for the three months ended June 30, 2021 from $99.4 million for the same period in 2020. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 6.1% for the three months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Specialized Solutions segment had a $5.1 million, or 8.0%, decrease in salaries, wages and employee benefits expense for the three months ended June 30, 2021 compared to the same period in 2020, primarily as a result of the decreased employee headcount related to Project Synchronize. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 4.0% for the three months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment had a $1.6 million, or 5.2%, decrease in salaries, wages and employee benefits expense for the three months ended June 30, 2021 compared to the same period in 2020, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 6.5% for the three months ended June 30, 2021 as compared to the same period in 2020.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased $8.8 million, or 48.4%, to $27.0 million for the three months ended June 30, 2021 from $18.2 million for the same period in 2020. This increase was primarily due to a 32.2% increase in fuel price, partially offset by a 9.1% decrease in company miles driven. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.212 for the three months ended June 30, 2021, compared to $2.429 for the same period in 2020.

The Company’s Specialized Solutions segment’s fuel expense increased 63.2% to $18.6 million for the three months ended June 30, 2021 from $11.4 million for the same period in 2020, as a result of a 1.3% increase in company miles driven and increase of fuel price mentioned above for the three months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s fuel expense increased 25.4% to $8.4 million for the three months ended June 30, 2021 from $6.7 million for the same period in 2020, primarily as a result of the increase in fuel price and partially offset by a 24.5% decrease in company miles driven for the three months ended June 30, 2021 as compared to the same period in 2020.

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

Operations and maintenance expense decreased 17.7% to $37.3 million for the three months ended June 30, 2021 from $45.3 million for the same period in 2020 due to a decrease of $0.6 million in maintenance costs such as repairs and tires, $6.8 million in operation costs such as pilot car and permit fees, and $0.6 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 4.3% for the three months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $8.2 million, or 23.4%, for the three months ended June 30, 2021 as compared to the same period in 2020 as a result of a decrease of $0.6 million in maintenance expense such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $6.9 million in operation costs such as pilot car and permit fees and a decrease of $0.7 million in other operations expenses. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 5.1% for the three months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s operations and maintenance expense increased $0.3 million, or 2.9%, for the three months ended June 30, 2021 as compared to the same period in 2020 due to miscellaneous increases. Operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 1.7% for the three months ended June 30, 2021 as compared to the same period in 2020.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased $43.1 million, or 38.4%, to $155.3 million during the three months ended June 30, 2021 from $112.2 million during the same period in 2020. Purchased freight expense from owner-operators increased 39.5% to $106.7 million during the three months ended June 30, 2021 from $76.5 million during the same period in 2020 as a result of a 0.8% increase in owner operator miles driven and a 33.4% increase in rate. Purchased freight expense from third-party capacity providers increased 36.1% to $48.6 million during the three months ended June 30, 2021 from $35.7 million during the same period in 2020, as a result of increased utilization of third-party capacity providers.

The Company’s Specialized Solutions segment’s purchased freight expense increased 10.3% to $66.2 million during the three months ended June 30, 2021 from $60.0 million during the same period in 2020. Purchased freight expense from owner-operators increased 18.8% to $31.6 million during the three months ended June 30, 2021 from $26.6 million during the same period in 2020, as a result of a 7.1% increase in rate, partially offset by a 0.8% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased 3.6% to $34.6 million during the three months ended June 30, 2021 from $33.4 million during the same period in 2020, as a result of an increase in utilization of third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 55.7% to $92.2 million for the three months ended June 30, 2021 from $59.2 million for the same period in 2020. Purchased freight expense from owner-operators increased 50.7% to $75.2 million for the three months ended June 30, 2021 from $49.9 million for the same period in 2020, as a result of a 45.8% increase in owner operators’ rate. Purchased freight expense from third-party capacity providers increased 82.8% to $17.0 million during the three months ended June 30, 2021 from $9.3 million during the same period in 2020, primarily as a result of increased utilization of third-party capacity providers.

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

Depreciation and amortization expense decreased $0.6 million, or 2.6%, to $22.2 million during the three months ended June 30, 2021 from $22.8 million during the same period in 2020 as a result of a 19.3% decrease in average tractor count in the Company’s fleet.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $0.2 million, or 1.5%, for the three months ended June 30, 2021 as compared to the same period in 2020 as a result of a 15.1% decrease in average tractor count in the segment’s fleet.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $0.4 million, or 4.3%, for the three months ended June 30, 2021 as compared to the same period in 2020 as a result of a 27.2% decrease in average tractor count in the segment’s fleet.

Administrative Expenses. Administrative expenses consists of operating lease cost for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense decreased $4.5 million for the three months ended June 30, 2021 as compared to the same period in 2020 as a result of cost reduction initiatives. Administrative expenses, as a percentage of revenue, decreased 1.8% from the same period in 2020.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $0.2 million for the three months ended June 30, 2021. Operating taxes and license expense, as a percentage of revenue, was generally consistent for the three months ended June 30, 2021 and 2020.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense decreased 36.5% to $9.9 million during the three months ended June 30, 2021 from $15.6 million during the same period in 2020 due to decreases in insurance claims and premiums. Insurance and claims, as a percentage of revenue, decreased 1.9% for the three months ended June 30, 2021 as compared to the same period in 2020.

Restructuring Costs.  Restructuring costs of $0.1 million and $3.0 million were recognized in the three months ended June 30, 2021 and 2020, respectively. The restructuring costs in the three months ended June 30, 2020 were primarily related to Phase II of Project Synchronize and the closure of certain Aveda terminals.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of debt issuance costs and fees and prepayment penalties. Interest expense decreased 30.9% to $7.6 million for the three months ended June 30, 2021 from $11.0 million for the same period in 2020.  It was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan outstanding balance.  Change in fair value of warrant liability was a gain of $7.8 million for the three months ended June 30, 2021 compared to a gain of $1.1 million for the same period in 2020. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. Other income for the three months ended June 30, 2021 was $0.4 million compared to other income of $1.1 million for the same period in 2020 related to gain on disposal of assets.

Income Tax. Income tax expense was $10.7 million for the three months ended June 30, 2021 compared to income tax expense of $2.1 million for the same period in 2020. The effective tax rate was 23.3% for the three months ended June 30, 2021, compared to 56.8% for the same period in 2020. The effective income tax rate varies from the federal statutory rate primarily due to the jurisdictional mix of earnings, combined with the unfavorable impact of nondeductible expenses, including the effect of the per diem pay structure for drivers and the change in fair value of warrant liability.

The following table sets forth certain operating statistics for the six months ended June 30, 2021 and 2020 as well as items derived from the Company’s consolidated statements of operations for the six months ended June 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner-operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner-operator tractors.

	Six Months Ended June 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE:
Company freight	$308.7	41.8	$347.9	46.8	$(39.2)	(11.3)
Owner operator freight	234.2	31.7	203.8	27.4	30.4	14.9
Brokerage	115.2	15.6	119.6	16.1	(4.4)	(3.7)
Logistics	19.2	2.6	18.9	2.5	0.3	1.6
Fuel surcharge	60.6	8.2	52.5	7.1	8.1	15.4
Total revenue	737.9	100.0	742.7	100.0	(4.8)	(0.6)

OPERATING EXPENSES:
Salaries, wages and employee benefits	184.1	24.9	209.8	28.2	(25.7)	(12.2)
Fuel	52.4	7.1	46.9	6.3	5.5	11.7
Operations and maintenance	67.6	9.2	90.9	12.2	(23.3)	(25.6)
Communications	2.2	0.3	1.9	0.3	0.3	15.8
Purchased freight	276.7	37.5	246.4	33.2	30.3	12.3
Administrative expenses	29.2	4.0	37.4	5.0	(8.2)	(21.9)
Sales and marketing	1.1	0.1	1.0	0.1	0.1	10.0
Taxes and licenses	7.7	1.0	8.5	1.1	(0.8)	(9.4)
Insurance and claims	26.7	3.6	30.6	4.1	(3.9)	(12.7)
Depreciation and amortization	44.4	6.0	49.1	6.6	(4.7)	(9.6)
Gain on disposition of revenue property and equipment	(7.7)	(1.0)	(0.8)	(0.1)	(6.9)	862.5
Impairment	—	—	13.4	1.8	(13.4)	(100.0)
Restructuring charges	0.1	—	3.5	0.5	(3.4)	(97.1)
Total operating expenses	684.5	92.8	738.6	99.4	(54.1)	(7.3)

INCOME FROM OPERATIONS	53.4	7.2	4.1	0.6	49.3	1,202.4

Other expense:
Interest income	(0.2)	—	(0.4)	(0.1)	0.2	(50.0)
Interest expense	18.7	2.5	23.0	3.1	(4.3)	(18.7)
Change in fair value of warrant liability	(2.2)	(0.3)	(2.1)	(0.3)	(0.1)	4.8
Other	(0.8)	(0.1)	0.1	—	(0.9)	(900.0)
Total other expense	15.5	2.1	20.6	2.8	(5.1)	(24.8)

Income before income taxes	37.9	5.1	(16.5)	(2.2)	54.4	(329.7)
Income tax expense	9.9	1.3	(1.8)	(0.2)	11.7	(650.0)
Net income	$28.0	3.8	$(14.7)	(2.0)	$42.7	(290.5)

OPERATING STATISTICS:
Company miles	116.4		130.8		(14.4)	(11.0)
Owner operator miles	92.6		97.4		(4.8)	(4.9)
Total miles (in millions)	209.0		228.2		(19.2)	(8.4)

Rate per mile	$2.60		$2.42		$0.18	7.4
Revenue per tractor	$111,100		$98,000		$13,100	13.4

Company-operated tractors, at period-end	2,715		3,137		(422)	(13.5)
Owner-operated tractors, at period-end	2,112		2,104		8	0.4
Number of trailers, at period-end	11,266		11,855		(589)	(5.0)

Company-operated tractors, average for the period	2,778		3,432		(654)	(19.1)
Owner-operated tractors, average for the period	2,110		2,198		(88)	(4.0)
Total tractors, average for the period	4,888		5,630		(742)	(13.2)

The following table sets forth certain operating statistics of the Company’s Specialized Solutions segment for the six months ended June 30, 2021 and 2020, as well as revenue, operating expenses and income (loss) from operations for the six months ended June 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner-operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner-operator tractors.

SPECIALIZED SOLUTIONS

	Six Months Ended June 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE(1):
Company freight	$221.1	54.0	$253.7	54.9	$(32.6)	(12.8)
Owner operator freight	75.3	18.4	81.0	17.5	(5.7)	(7.0)
Brokerage	68.1	16.6	86.0	18.6	(17.9)	(20.8)
Logistics	16.5	4.0	17.3	3.7	(0.8)	(4.6)
Fuel surcharge	28.8	7.0	23.9	5.2	4.9	20.5
Total revenue	409.8	100.0	461.9	100.0	(52.1)	(11.3)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	115.2	28.1	137.9	29.9	(22.7)	(16.5)
Fuel	35.7	8.7	29.8	6.5	5.9	19.8
Operations and maintenance	46.9	11.4	69.8	15.1	(22.9)	(32.8)
Purchased freight	115.5	28.2	128.5	27.8	(13.0)	(10.1)
Depreciation and amortization	26.2	6.4	30.1	6.5	(3.9)	(13.0)
Impairment	—	—	13.4	2.9	(13.4)	(100.0)
Restructuring	0.1	—	3.3	0.7	(3.2)	(97.0)
Other operating expenses	30.7	7.5	41.1	8.9	(10.4)	(25.3)
Total operating expenses	370.3	90.4	453.9	98.3	(83.6)	(18.4)

INCOME FROM OPERATIONS	$39.5	9.6	$8.0	1.7	$31.5	393.8

OPERATING STATISTICS:
Company miles	76.2		78.5		(2.3)	(2.9)
Owner operator miles	24.1		26.1		(2.0)	(7.7)
Total miles (in millions)	100.3		104.6		(4.3)	(4.1)

Rate per mile	$2.96		$3.20		$(0.24)	(7.5)
Revenue per tractor	$124,000		$116,100		$7,900	6.8

Company-operated tractors, at period-end	1,878		1,986		(108)	(5.4)
Owner-operated tractors, at period-end	511		555		(44)	(7.9)
Number of trailers, at period-end	7,059		7,280		(221)	(3.0)

Company-operated tractors, average for the period	1,882		2,240		(358)	(16.0)
Owner-operated tractors, average for the period	509		643		(134)	(20.8)
Total tractors, average for the period	2,391		2,883		(492)	(17.1)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth certain operating statistics of the Company’s Flatbed Solutions segment for the six months ended June 30, 2021 and 2020, as well as revenue, operating expenses and income (loss) from operations for six months ended June 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner-operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner-operator tractors.

FLATBED SOLUTIONS

	Six Months Ended June 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE(1):
Company freight	$92.4	27.6	$100.2	34.3	$(7.8)	(7.8)
Owner operator freight	159.9	47.8	126.3	43.2	33.6	26.6
Brokerage	47.5	14.2	35.0	12.0	12.5	35.7
Logistics	2.5	0.7	1.5	0.5	1.0	66.7
Fuel surcharge	32.1	9.6	29.4	10.1	2.7	9.2
Total revenue	334.4	100.0	292.4	100.0	42.0	14.4

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	57.7	17.3	64.2	22.0	(6.5)	(10.1)
Fuel	16.7	5.0	17.1	5.8	(0.4)	(2.3)
Operations and maintenance	20.8	6.2	21.0	7.2	(0.2)	(1.0)
Purchased freight	167.6	50.1	129.6	44.3	38.0	29.3
Depreciation and amortization	17.7	5.3	18.4	6.3	(0.7)	(3.8)
Restructuring	—	—	0.2	0.1	(0.2)	(100.0)
Other operating expenses	20.0	6.0	22.6	7.7	(2.6)	(11.5)
Total operating expenses	300.5	89.9	273.1	93.4	27.4	10.0

INCOME FROM OPERATIONS	$33.9	10.1	$19.3	6.6	$14.6	75.6

OPERATING STATISTICS:
Company miles	40.2		52.3		(12.1)	(23.1)
Owner operator miles	68.5		71.3		(2.8)	(3.9)
Total miles (in millions)	108.7		123.6		(14.9)	(12.1)

Rate per mile	$2.32		$1.83		$0.49	26.8
Revenue per tractor	$101,000		$82,500		$18,500	22.4

Company-operated tractors, at period-end	837		1,151		(314)	(27.3)
Owner-operated tractors, at period-end	1,601		1,549		52	3.4
Number of trailers, at period-end	4,207		4,575		(368)	(8.0)

Company-operated tractors, average for the period	896		1,192		(296)	(24.8)
Owner-operated tractors, average for the period	1,601		1,555		46	3.0
Total tractors, average for the period	2,497		2,747		(250)	(9.1)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue.  Total revenue decreased 0.6% to $737.9 million for the six months ended June 30, 2021 from $742.7 million for the same period in 2020. The exit of the Aveda operations resulted in a $51.8 million, or 7.0%, reduction in total revenue. Company freight revenue decreased $39.2 million, or 11.3%, to $308.7 million for the six months ended June 30, 2021 from $347.9 million for the same period in 2020. The decrease in company freight revenue was a result of a $31.6 million reduction due to the exit of the Aveda operations in conjunction with a 11.0% decrease in miles driven. The increase in owner operator freight revenue was a result of a 20.9% increase in rate per mile, partially offset by $8.4 million reduction due to the exit of the Aveda operations. Brokerage revenue decreased $4.4 million, or 3.7%, to $115.2 million for the six months ended June 30, 2021 from $119.6 million for the same period in 2020 due to a $11.4 million reduction due to the exit of the Aveda operations, which was offset by $7.0 million in brokerage growth in the flatbed segment. Fuel surcharge revenue increased $8.1 million, or 15.4%, to $60.6 million for the six months ended June 30, 2021 from $52.5 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

The Company’s Specialized Solutions segment’s revenue decreased 11.3% to $409.8 million for the six months ended June 30, 2021 from $461.9 million for the same period in 2020. The exit of the Aveda operations resulted in a $51.8 million, or 11.2%, reduction in the Specialized Solutions segment’s revenue. The remaining decrease was primarily due to decreases in company freight and brokerage revenue.

The decrease in total freight revenue was primarily a result of a $40.0 million reduction due to the exit of the Aveda operations. Brokerage revenue decreased $17.9 million, or 20.8%, to $68.1 million for the six months ended June 30, 2021 from $86.0 million for the same period in 2020 primarily due to a $11.4 million reduction due to the exit of the Aveda operations combined with a decrease in customer sales volumes.

The Company’s Flatbed Solutions segment’s revenue increased $42.0 million, or 14.4%, to $334.4 million for the six months ended June 30, 2021 from $292.4 million for the same period in 2020, which was primarily due to increases in owner operator freight revenue and brokerage revenue. Company freight revenue decreased $7.8 million, or 7.8%, to $92.4 million for the six months ended June 30, 2021 from $100.2 million for the same period in 2020 due to a 23.1% decrease in miles driven, partially offset by a 20.0% increase in rate per mile. Owner operator freight revenue increased $33.6 million, or 26.6%, to $159.9 million for the six months ended June 30, 2021 from $126.3 million for the same period in 2020 predominantly due to a 31.8% increase in rate per mile, partially offset by a 3.9% decrease in miles driven. Brokerage revenue increased $12.5 million, or 35.7%, to $47.5 million for the six months ended June 30, 2021 from $35.0 million for the same period in 2020 due to increase in rate. Fuel surcharge revenue increased $2.7 million, or 9.2%, to $32.1 million for the six months ended June 30, 2021 from $29.4 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

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

Salaries, wages and employee benefits expense decreased 12.2% to $184.1 million for the six months ended June 30, 2021 from $209.8 million for the same period in 2020. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 4.1% for the six months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Specialized Solutions segment had a $22.7 million, or 16.5%, decrease in salaries, wages and employee benefits expense for the six months ended June 30, 2021 compared to the same period in 2020, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 3.0% for the six months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment had a $6.5 million, or 10.1%, decrease in salaries, wages and employee benefits expense for the six months ended June 30, 2021 compared to the same period in 2020, primarily as a result of the decreased employee headcount related to Project Synchronize and driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 4.8% for the six months ended June 30, 2021 as compared to the same period in 2020.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense increased $5.5 million, or 11.7%, to $52.4 million for the six months ended June 30, 2021 from $46.9 million for the same period in 2020. This increase was primarily due to a 15.3% increase in fuel price, partially offset by a 11.0% decrease in Company miles driven. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.062 for the six months ended June 30, 2021, compared to $2.656 for the same period in 2020.

The Company’s Specialized Solutions segment’s fuel expense increased 19.8% to $35.7 million for the six months ended June 30, 2021 from $29.8 million for the same period in 2020, primarily as a result of increase in fuel price mentioned above, partially offset by a 2.9% decrease in Company miles driven for the six months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s fuel expense decreased 2.3% to $16.7 million for the six months ended June 30, 2021 from $17.1 million for the same period in 2020, primarily as a result of a 23.1% decrease in Company miles driven for the six months ended June 30, 2021 as compared to the same period in 2020, partially offset by the increase in fuel price mentioned above.

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

Operations and maintenance expense decreased 25.6% to $67.6 million for the six months ended June 30, 2021 from $90.9 million for the same period in 2020 due to a decrease of $3.7 million in maintenance costs such as repairs and tires, $15.0 million in operation costs such as pilot car and permit fees, and $4.6 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 3.7% for the six months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $22.9 million, or 32.8%, for the six months ended June 30, 2021 as compared to the same period in 2020 as a result of a decrease of $3.7 million in maintenance expense such as repairs, washes and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $15.1 million in operation costs such as pilot car and permit fees and a decrease of $4.1 million in other operations expenses. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 4.9% for the six months ended June 30, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s operations and maintenance expense decreased $0.2 million, or 1.0%, for the six months ended June 30, 2021 as compared to the same period in 2020. Operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 1.0% for the six months ended June 30, 2021 as compared to the same period in 2020.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased $30.3 million, or 12.3%, to $276.7 million during the six months ended June 30, 2021 from $246.4 million during the same period in 2020. Purchased freight expense from owner-operators increased 16.3% to $193.2 million during the six months ended June 30, 2021 from $166.1 million during the same period in 2020 as a result of a 20.9% increase in rate, partially offset by a 4.9% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased 4.0% to $83.5 million during the six months ended June 30, 2021 from $80.3 million during the same period in 2020, as a result of an increase in utilization of third-party capacity providers. Purchased freight expense, as a percentage of consolidated revenue, for the six months ended June 30, 2021, increased 4.3% for the as compared to the same period in 2020.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 10.1% to $115.5 million during the six months ended June 30, 2021 from $128.5 million during the same period in 2020. Purchased freight expense from owner-operators decreased 1.9% to $57.9 million during the six months ended June 30, 2021 from $59.0 million during the same period in 2020, as a result of a 7.7% decrease in owner operator miles driven, offset by a 0.7% increase in rate. Purchased freight expense from third-party capacity providers decreased 17.1% to $57.6 million during the six months ended June 30, 2021 from $69.5 million during the same period in 2020, as a result of a decrease in utilization of third-party capacity providers. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the six months ended June 30, 2021, increased 0.4% as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 29.3% to $167.6 million for the six months ended June 30, 2021 from $129.6 million for the same period in 2020. Purchased freight expense from owner-operators increased 26.2% to $135.2 million for the six months ended June 30, 2021 from $107.1 million for the same period in 2020, as a result of a 31.8% increase in owner operators’ rate. Purchased freight expense from third-party capacity providers increased 44.0% to $32.4 million during the six months ended June 30, 2021 from $22.5 million during the same period in 2020, primarily as a result of increased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the six months ended June 30, 2021, increased 5.8% as compared to the same period in 2020.

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

Depreciation and amortization expense decreased $4.7 million, or 9.6%, to $44.4 million during the six months ended June 30, 2021 from $49.1 million during the same period in 2020 as a result of a 19.1% decrease in average tractor count in the Company’s fleet.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $3.9 million, or 13.0%, for the six months ended June 30, 2021 as compared to the same period in 2020 as a result of a 16.0% decrease in average tractor count in the segment’s fleet.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $0.7 million, or 3.8%, for the six months ended June 30, 2021 as compared to the same period in 2020 as a result of a 24.8% decrease in average tractor count in the segment’s fleet.

Administrative Expenses. Administrative expenses consists of operating lease cost for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense decreased $8.2 million for the six months ended June 30, 2021 as compared to the same period in 2020 as a result of cost reduction initiatives. Administrative expenses, as a percentage of revenue, decreased 1.0% from the same period in 2020.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $0.8 million for the six months ended June 30, 2021. Operating taxes and license expense, as a percentage of revenue, was generally consistent for the six months ended June 30, 2021 and 2020.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense decreased 12.7% to $26.7 million during the six months ended June 30, 2021 from $30.6 million during the same period in 2020 due to decreases in insurance claims and premiums. Insurance and claims, as a percentage of revenue, decreased 0.5% for the six months ended June 30, 2021 as compared to the same period in 2020.

Impairment.  No impairment expense was recognized during the six months ended June 30, 2021. As a result of the then-planned divestiture of Aveda, impairment charges of $13.4 million were recorded for the same period in 2020 consisting of property and equipment of $4.0 million, right-of-use assets of $3.2 million and tradename intangible assets of $6.2 million.

Restructuring Costs.  Restructuring costs of $0.1 million were recognized in the six months ended June 30, 2021, compared to $3.5 million in the same period of 2020. The restructuring costs in the six months ended June 30, 2020 was primarily related to Phase I and II of Project Synchronize, and the closure of certain Aveda terminals.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees and prepayment penalties. Interest expense decreased 18.7% to $18.7 million for the six months ended June 30, 2021 from $23.0 million for the same period in 2020. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in equipment term loan outstanding balance.  Change in fair value of warrant liability was a gain of $2.2 million for the six months ended June 30, 2021 compared to a gain of $2.1 million for the same period in 2020. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. In addition, for the six months ended June 30, 2021, there was $1.5 million included in interest expense related to the write-off of unamortized debt issuance costs associated with the extinguishment of certain lenders in the debt refinancing. Other income for the six months ended June 30, 2021 was $0.8 million compared to other expense of $0.1 million for the same period in 2020 and related to gain or loss on disposal of non-revenue assets.

Income Tax. Income tax expense was $9.9 million for the six months ended June 30, 2021 compared to income tax benefit of $1.8 million for the same period in 2020. The effective tax rate was 26.1% for the six months ended June 30, 2021, compared to 10.9% for the same period in 2020. The effective income tax rate varies from the federal statutory rate primarily due to the jurisdictional mix of earnings, combined with the unfavorable impact of nondeductible expenses, including the effect of the per diem pay structure for drivers and the change in fair value of warrant liability.

Liquidity, Capital Resources and Capital Requirements

The Company had the following sources of liquidity available at June 30, 2021 and December 31, 2020.

(Dollars in millions)	June 30, 2021	December 31, 2020

Cash	$111.7	$176.2
Availability under line of credit	119.3	83.2
Total	$231.0	$259.4

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. Cash decreased by $64.5 million at June 30, 2021 as compared to December 31, 2020. This decrease primarily resulted from $130.9 million in net cash used in financing activities, partially offset by $58.1 million in net cash provided by operating activities. See below for more information. As of June 30, 2021, the Company had no borrowings, $23.7 million in letters of credit outstanding, and could incur approximately $119.3 million of additional indebtedness under the ABL Facility.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to three million shares of the Company’s common stock, of which 1,517,623 shares have been repurchased by the Company for approximately $10.5 million in cash through June 30, 2021. The Company also uses large amounts of cash and credit for capital expenditures.

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

Total capital expenditures for the six months ended June 30, 2021 and 2020 are shown below:

	Six Months Ended June 30,
(Dollars in millions)	2021	2020

Net cash capital receipts	$(8.6)	$(21.5)
Financed capital expenditures	29.2	30.0
Property and equipment purchases and sales	$20.6	$8.5

Property and equipment purchases and sales increased primarily due to a decrease in net cash capital receipts which resulted from fewer sales of equipment compared to the prior period.

Additionally, the Company entered into operating leases for revenue equipment with terms of 2 to 5 years and real property with terms of 3 to 7 years having asset values at lease inception of $12.5 million and $4.0 million, respectively, for the six months ended June 30, 2021.

Material Debt

Overview

As of June 30, 2021, the Company had the following material debt:

•
the Term Loan Facility and the ABL Facility;
•
secured equipment loans and finance lease agreements; and
•
bank mortgage secured by real estate.

The amounts outstanding under such agreements, excluding financing fees, were as follows as of June 30, 2021 (in millions):

Term Loan Facility	$399.0
Mortgages	2.4
Equipment term loans	161.2
Finance lease obligations	31.8
Total long-term debt and finance leases	594.4
Less: current portion	(55.4)
Long-term debt and finance leases obligations, less current portion	$539.0

ABL and Term Loan Facilities and Equipment Financing Agreements

As of June 30, 2021, the Company has (i) a $400.0 million senior secured term loan credit facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base). See Note 6 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility, including the March 9, 2021 Term Loan refinancing and the April 29, 2021 ABL Amendment.

The Company had $161.2 million of term loans and $31.8 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months. Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Letters of credit – Under the terms of the ABL Facility, lenders may issue up to $40 million of standby letters of credit on our behalf.  Outstanding letters of credit reduce the availability on the $150 million ABL Facility.  Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurance liabilities.

Off-Balance Sheet Arrangements

Information about the Company’s standby letters of credit is included in Note 6 of the Notes to Consolidated Financial Statements included herein. See also Liquidity and Capital Resources above.

Cash Flows

The Company’s summary statements of cash flows information for the six months ended June 30, 2021 and 2020 is set forth in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2021	2020

Net cash provided by operating activities	$58.1	$82.9
Net cash provided by investing activities	$8.6	$21.5
Net cash used in financing activities	$(130.9)	$(43.3)

Operating Activities. Cash provided by operating activities was $58.1 million during the six months ended June 30, 2021 and consisted of $28.0 million of net income plus $48.6 million of non-cash items, consisting primarily of depreciation, amortization, non-cash operating lease expense, change in fair value of warrant liability and stock-based compensation, plus $18.5 million of net cash used in working capital and other activities. Cash used in working capital and other activities during the six months ended June 30, 2021 reflect a $1.1 million decrease in other current assets, $0.6 million decrease in drivers’ advances and other receivables, and a decrease of $0.3 million in accounts payable, partially offset by an increase of $34.8 million in accounts receivable and a $14.9 million increase in accrued expenses and other liabilities.

The $24.8 million decrease in cash provided by operating activities during the six months ended June 30, 2021, as compared with the six months ended June 30, 2020, was the result of a $42.7 million improvement in net income, reduced by decreases of $13.4 million in impairment, $6.9 million increase in gain on disposition of property and equipment, $4.6 million in depreciation, $3.5 million in non-cash operating lease expense, $1.6 million in bad debt expense, $1.0 million in amortization of deferred financing fees, $0.1 million in amortization of intangible assets, and $0.1 million in change in fair value of warrant liability, increased by $11.6 million in deferred taxes, $1.1 million in write-off of deferred financing fees and $0.6 million in stock-based compensation expense. Net cash used in working capital decreased $24.8 million.

Investing Activities. Cash flows from investing activities decreased from $21.5 million provided by investing activities for the three months ended June 30, 2020 to $8.6 million provided by investing activities for the six months ended June 30, 2021 reflecting an increase of $3.1 million in cash equipment purchases and an decrease of $9.8 million in cash receipts from sales of revenue equipment for the six months ended June 30, 2021.

Total net cash capital expenditures (receipts) for the six months ended June 30, 2021 and 2020 are shown below:

	Six Months Ended June 30,
(Dollars in millions)	2021	2020

Revenue equipment (tractors, trailers and trailer accessories)	$15.2	$13.9
Buildings and building improvements	0.3	0.6
Other	2.5	0.4
Total cash capital expenditures	18.0	14.9
Less: Proceeds from sales of property and equipment	26.6	36.4
Net cash capital expenditures (receipts)	$(8.6)	$(21.5)

Financing Activities. Cash flows from financing activities changed from $43.3 million used in financing activities for the six months ended June 30, 2020 to $130.9 million used in financing activities for the six months ended June 30, 2021. This change was primarily a result of net debt payments of $77.5 million and $10.5 million in repurchases of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2020. For further information on the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K/A filed on May 6, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded our disclosure controls and procedures were not effective as of June 30, 2021 due to material weaknesses in internal control over financial reporting that were disclosed in our Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of Common Stock during the three months ended June 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
04/01/2021 to 04/30/2021	—	$—	—	3,000,000
05/01/2021 to 05/31/2021	452,793	$6.74	452,793	2,547,207
06/01/2021 to 06/30/2021	1,064,830	$7.04	1,064,830	1,482,377
Total	1,517,623	$6.95	1,517,623

(1)
On March 22, 2021, we announced that our Board of Directors approved a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company is authorized to repurchase up to three million shares of our common stock, par value $0.0001 per share (Common Stock). Repurchases under the Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Repurchase Program is effective until all shares have been repurchased under the Stock Repurchase Program or, if earlier, until our Board of Directors suspends or discontinues the Stock Repurchase Program, which could occur at any time without prior notice. As of June 30, 2021, 1,517,623 shares of Common Stock have been repurchased under the Stock Repurchase Program. As of July 30, 2021, all 3,000,000 shares of Common Stock have been repurchased under the Stock Repurchase Program and no additional shares may be repurchased under the Stock Repurchase Program.

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

10.1+

Fifth Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated April 29, 2021, by and among the registrant, Daseke Companies, Inc. and each of the registrant’s other subsidiaries party thereto, the financial institutions party thereto as lenders and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on April 30, 2021).

10.2*	Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on June 18, 2021.

10.3*	Form of Restricted Stock Unit Award Agreement of the registrant.

10.4*	Form of Performance Stock Unit Award Agreement of the registrant.

10.5*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of the registrant.

31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
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

Date: August 3, 2021	DASEKE, INC.

	By:	/s/ Jason Bates
	Name:	Jason Bates
	Title:	Chief Financial Officer