Form 10-Q
period 2021-09-30
Daseke, Inc.
filed 2021-10-28
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Common shares of the registrant outstanding at October 22, 2021 were 62,489,273.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Report) of Daseke, Inc. (Daseke or the Company) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “should,” “could,” “would,” “forecast,” “seek,” “target,” “predict,” and “potential,” the negative of these terms, or other comparable terminology. Forward-looking statements may include statements about the Company’s goals; the Company’s financial strategy, liquidity and capital required for its business strategy and plans; the Company’s competition and government regulations; general economic conditions; and the Company’s future operating results.

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, such as downturns in customers’ business cycles and disruptions in capital and credit markets; impact to the Company’s business and operations resulting from the COVID-19 pandemic; the Company’s ability to adequately address downward pricing and other competitive pressures; driver shortages and increases in driver compensation or owner operator contracted rates; the Company’s ability to execute and realize all of the expected benefits of its integration, business improvement and comprehensive restructuring plans; loss of key personnel; the Company’s ability to realize all of the intended benefits from recent or future acquisitions; the Company’s ability to complete recent or future divestitures successfully; seasonality and the impact of weather and other catastrophic events; fluctuations in the price or availability of diesel fuel; increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment; the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness and the Company’s ability to finance its capital requirements; restrictions in its existing and future debt agreements; increases in interest rates; changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general; the impact of governmental regulations and other governmental actions related to the Company and its operations; insurance and claims expenses; and litigation and governmental proceedings. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 6, 2021.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$143.6	$176.2
Accounts receivable, net of allowance of $2.1 at September 30, 2021 and $3.0 at December 31, 2020	189.1	154.4
Drivers’ advances and other receivables	8.1	8.0
Other current assets	27.0	26.5
Total current assets	367.8	365.1

Property and equipment, net	394.2	402.7
Intangible assets, net	88.6	93.8
Goodwill	140.1	140.1
Right-of-use assets	114.5	121.1
Other non-current assets	4.5	4.1
Total assets	$1,109.7	$1,126.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16.1	$16.5
Accrued expenses and other liabilities	52.2	35.7
Accrued payroll, benefits and related taxes	38.1	29.9
Accrued insurance and claims	21.3	23.7
Current portion of long-term debt	55.7	54.0
Warrant liability	7.5	—
Operating lease liabilities	33.6	30.9
Total current liabilities	224.5	190.7

Long-term debt, net of current portion	536.2	618.6
Deferred tax liabilities	87.5	70.0
Non-current operating lease liabilities	87.7	96.0
Warrant liability	—	6.3
Other non-current liabilities	5.3	6.5
Total liabilities	941.2	988.1

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at September 30, 2021 and December 31, 2020	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 62,485,747 and 65,023,174 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	386.2	401.6
Accumulated deficit	(282.6)	(327.8)
Accumulated other comprehensive loss	(0.1)	—
Total stockholders’ equity	168.5	138.8
Total liabilities and stockholders’ equity	$1,109.7	$1,126.9

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Company freight	$166.6	$174.8	$475.3	$522.7
Owner operator freight	131.1	103.3	365.3	307.1
Brokerage	81.9	65.2	197.1	184.8
Logistics	9.7	9.9	28.9	28.8
Fuel surcharge	35.3	22.6	95.9	75.1
Total revenue	424.6	375.8	1,162.5	1,118.5

Operating expenses:
Salaries, wages and employee benefits	96.6	95.8	280.7	305.6
Fuel	26.8	20.2	79.1	67.1
Operations and maintenance	40.5	45.5	108.1	136.4
Communications	0.9	0.9	3.1	2.8
Purchased freight	167.5	127.9	444.2	374.3
Administrative expenses	17.0	12.6	46.2	50.0
Sales and marketing	0.5	0.3	1.5	1.3
Taxes and licenses	3.5	3.9	11.2	12.4
Insurance and claims	13.9	16.3	40.6	46.9
Depreciation and amortization	22.3	22.3	66.7	71.4
Gain on disposition of property and equipment	(5.4)	(3.1)	(13.1)	(3.9)
Impairment	—	—	—	13.4
Restructuring charges	0.1	5.1	0.2	8.6
Total operating expenses	384.2	347.7	1,068.5	1,086.3
Income from operations	40.4	28.1	94.0	32.2

Other expense (income):
Interest income	(0.1)	(0.1)	(0.2)	(0.5)
Interest expense	7.3	11.1	26.1	34.1
Change in fair value of warrant liability	3.4	3.0	1.2	0.9
Other	0.2	(0.6)	(0.6)	(0.5)
Total other expense	10.8	13.4	26.5	34.0

Income (loss) before income taxes	29.6	14.7	67.5	(1.8)
Income tax expense	8.7	2.0	18.6	0.2
Net income (loss)	20.9	12.7	48.9	(2.0)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0.0, $0.1, $0.0 and $(0.1), respectively	(0.5)	0.2	(0.1)	(0.1)
Comprehensive income (loss)	$20.4	$12.9	$48.8	$(2.1)

Net income (loss)	$20.9	$12.7	$48.9	$(2.0)
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.2)	(3.7)	(3.7)
Net income (loss) attributable to common stockholders	$19.7	$11.5	$45.2	$(5.7)
Income (loss) per common share:
Basic	$0.31	$0.17	$0.70	$(0.09)
Diluted	$0.30	$0.17	$0.68	$(0.09)
Weighted-average common shares outstanding:
Basic	62,583,115	64,823,973	64,159,551	64,692,039
Diluted	70,000,603	71,700,156	71,207,581	64,692,039
Dividends declared per Series A convertible preferred share	$1.91	$1.91	$5.72	$5.72

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2021

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2021	650,000	$65.0	65,023,174	$—	$401.6	$(327.8)	$—	$138.8
Exercise of options	—	—	149,545	—	0.6	—	—	0.6
Vesting of restricted stock units	—	—	5,737	—	(0.8)	—	—	(0.8)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.4	—	—	1.4
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2021	650,000	$65.0	65,178,456	$—	$402.8	$(336.3)	$0.2	$131.7
Exercise of options	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	143,601	—	(0.3)	—	—	(0.3)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Common stock repurchased and retired	—	—	(1,517,623)	—	(10.5)	—	—	(10.5)
Stock-based compensation expense	—	—	—	—	2.9	—	—	2.9
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net income	—	—	—	—	—	35.3	—	35.3
Balance at June 30, 2021	650,000	$65.0	63,804,434	$—	$394.9	$(302.3)	$0.4	$158.0
Exercise of options	—	—	8,000	—	(0.1)	—	—	(0.1)
Vesting of restricted stock units	—	—	155,690	—	(0.9)	—	—	(0.9)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Common stock repurchased and retired	—	—	(1,482,377)	—	(9.8)	—	—	(9.8)
Stock-based compensation expense	—	—	—	—	2.1	—	—	2.1
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net income	—	—	—	—	—	20.9	—	20.9
Balance at September 30, 2021	650,000	$65.0	62,485,747	$—	$386.2	$(282.6)	$(0.1)	$168.5

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2020

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2020	650,000	$65.0	64,589,075	$—	$396.9	$(327.0)	$(0.4)	$134.5
Vesting of restricted stock units	—	—	8,950	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	0.9	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net loss	—	—	—	—	—	(16.3)	—	(16.3)
Balance at March 31, 2020	650,000	$65.0	64,598,025	$—	$397.8	$(344.5)	$(0.9)	$117.4
Vesting of restricted stock units	—	—	129,400	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	1.1	—	—	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net income	—	—	—	—	—	1.6	—	1.6
Balance at June 30, 2020	650,000	$65.0	64,727,425	$—	$398.8	$(344.2)	$(0.7)	$118.9
Vesting of restricted stock units	—	—	291,334	—	—	—	—	—
Exercise of warrant	—	—	1	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.0	—	—	1.0
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net income	—	—	—	—	—	12.7	—	12.7
Balance at September 30, 2020	650,000	$65.0	65,018,760	$—	$399.8	$(332.7)	$(0.5)	$131.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$48.9	$(2.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	61.5	65.9
Amortization of intangible assets	5.2	5.5
Amortization of deferred financing fees	1.4	3.2
Non-cash operating lease expense	1.0	0.2
Change in fair value of warrant liability	1.2	0.9
Write-off of deferred financing fees	1.2	—
Stock-based compensation expense	5.3	4.9
Deferred taxes	17.5	0.2
Bad debt (recovery) expense	(0.3)	1.2
Gain on disposition of property and equipment	(13.1)	(3.9)
Impairment	—	13.4
Changes in operating assets and liabilities
Accounts receivable	(34.5)	23.8
Drivers’ advances and other receivables	0.4	(0.7)
Other current assets	(0.7)	(8.9)
Accounts payable	(0.4)	(5.1)
Accrued expenses and other liabilities	21.1	23.8
Net cash provided by operating activities	115.7	122.4

Cash flows from investing activities
Purchases of property and equipment	(34.2)	(18.0)
Proceeds from sale of property and equipment	47.9	52.0
Net cash provided by investing activities	13.7	34.0

Cash flows from financing activities:
Advances on line of credit	1,202.1	1,111.2
Repayments on line of credit	(1,202.1)	(1,112.9)
Principal payments on long-term debt	(232.3)	(57.3)
Proceeds from long-term debt	97.5	—
Payments of deferred financing fees	(3.4)	—
Repurchases of common stock	(20.4)	—
Exercise of options, net	0.4	—
Series A convertible preferred stock dividends	(3.7)	(3.7)
Net cash used in financing activities	(161.9)	(62.7)

Effect of exchange rates on cash and cash equivalents	(0.1)	0.4

Net increase (decrease) in cash and cash equivalents	(32.6)	94.1
Cash and cash equivalents – beginning of period	176.2	95.7
Cash and cash equivalents – end of period	$143.6	$189.8

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in millions)

	Nine Months Ended
	September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$22.4	$30.8
Cash paid for income taxes	$4.7	$3.0

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$55.0	$45.4
Property and equipment sold for notes receivable	$0.5	$0.3
Right-of-use assets acquired	$21.4	$53.5

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Daseke, Inc.’s (the Company or Daseke) wholly-owned subsidiary Daseke Companies, Inc., was incorporated in December 2008 and began operations on January 1, 2009. Daseke is the premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people, a fleet of more than 4,500 tractors and 11,000 flatbed and specialized trailers, and has operations throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

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

The Company may be required, on a non-recurring basis, to adjust the carrying value of the Company’s property and equipment, intangible assets and goodwill. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value (in millions):

	Fair value as of September 30, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$4.3	$—	$3.2	$7.5
Total fair value	$4.3	$—	$3.2	$7.5

	Fair value as of December 31, 2020
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$3.6	$—	$2.7	$6.3
Total fair value	$3.6	$—	$2.7	$6.3

The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy for the nine months ended September 30, 2021 (in millions):

Nine Months Ended
September 30, 2021
Balance at beginning of period	$2.7
Change in fair value	0.5
Balance at end of period	$3.2

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

Lease Income

The Company leases tractors and trailers to certain of its owner \ operators and accounts for these transactions as operating leases. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term, which are reported in purchased freight on the consolidated statements of operations and comprehensive income (loss). The Company's equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

Lease income from lease payments related to these operating leases for the three and nine months ended September 30, 2021 was $7.6 million and $20.7 million, respectively. Lease income from lease payments related to these operating leases for the three and nine months ended September 30, 2020 was $6.1 million and $18.5 million, respectively.

NOTE 2 – OTHER CURRENT ASSETS

The components of other current assets are as follows as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Insurance	$7.9	$12.0
Licensing, permits and tolls	4.7	4.9
Parts supplies	3.5	3.1
Highway and fuel taxes	5.7	1.1
Other prepaids	1.9	3.2
Other assets	1.7	0.6
Income tax receivable	1.6	1.6
	$27.0	$26.5

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

On March 10, 2020, the Company announced a plan to integrate three operating segments with three other operating segments (Phase II of the Plan). Phase II of the Plan was initially expected to be significantly completed by June 30, 2020, however, due to uncertainties and changes in focus caused by the COVID-19 pandemic, the Company delayed and reevaluated Phase II of the Plan and reduced the planned number of integrations from three to two operating segments. As of September 30, 2021, one of these integrations had been completed, and the Company expects to complete the remaining integration in 2022.

The Company recorded $0.1 million and $5.1 million of integration and restructuring expenses in connection with Phase II of the Plan and Project Pivot in the three months ended September 30, 2021 and 2020, respectively. The Company recorded $0.2 million and $8.6 million of integration and restructuring expenses in connection with Phase II of the Plan and Project Pivot in the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we have incurred a cumulative total of $9.9 million in integration and restructuring costs since inception of the Plan.

The following table summarizes the integration and restructuring costs as of September 30, 2021 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Balance at December 31, 2020	$0.1	$—	$—	$0.1
Specialized Solution
Costs accrued	—	—	0.2	0.2
Amounts paid or charged	—	—	(0.2)	(0.2)
Specialized Solution balance at September 30, 2021	—	—	—	—
Flatbed Solution
Costs accrued	—	—	—	—
Amounts paid or charged	—	—	—	—
Flatbed Solution balance at September 30, 2021	—	—	—	—
Corporate
Costs accrued	—	—	—	—
Amounts paid or charged	—	—	—	—
Adjustments	(0.1)	—		(0.1)
Corporate balance at September 30, 2021	(0.1)	—	—	(0.1)
Consolidated
Costs accrued	—	—	0.2	0.2
Amounts paid or charged	—	—	(0.2)	(0.2)
Adjustments	(0.1)	—	—	(0.1)
Consolidated balance at September 30, 2021	$—	$—	$—	$—

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in millions):

	September 30,	December 31,
	2021	2020
Revenue equipment	$513.4	$546.7
Assets leased and available for lease to owner operators	119.4	87.1
Buildings and improvements	56.9	57.0
Furniture and fixtures, office and computer equipment and vehicles	34.0	31.9
	723.7	722.7
Accumulated depreciation	(329.5)	(320.0)
Property and equipment, net	$394.2	$402.7

Depreciation expense on property and equipment was $20.6 million for both the three months ended September 30, 2021 and 2020. Depreciation expense on property and equipment was $61.5 million and $66.0 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Brokerage and escorts	$20.5	$11.9
Owner operator deposits	11.2	7.8
Unvouchered payables	7.6	6.1
Other accrued expenses	4.9	6.8
Fuel and fuel taxes	4.9	1.1
Accrued property taxes and sales taxes payable	1.9	1.5
Interest	1.2	0.5
	$52.2	$35.7

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Term loan facility	$398.0	$483.5
Equipment term loans	171.1	164.9
Finance leases	30.6	31.3
	599.7	679.7
Less current portion	(55.7)	(54.0)
Less unamortized debt issuance costs	(7.8)	(7.1)
Total long-term debt	$536.2	$618.6

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

The terms of the Replacement Term Loans are governed by a $400.0 million term loan facility (the Term Loan Facility) evidenced by a Term Loan Agreement dated as of February 27, 2017 (as amended, restated, supplemented or otherwise modified from time to time, the Term Loan Agreement), among the Company, the Term Loan Borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the Term Loan Agent), and the other lenders from time to time party thereto with a scheduled maturity date of March 9, 2028. The Replacement Term Loans are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 1.75% floor) plus 3.00% per annum and LIBOR (subject to a 0.75% floor) plus 4.00% per annum. During the three months ended September 30, 2021 and 2020, the weighted average interest rate on the Term Loan Facility was 4.1% and 6.0%, respectively. During the nine months ended September 30, 2021 and 2020, the weighted average interest rate on the Term Loan Facility was 5.0% and 6.2%, respectively.

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

The Term Loan Facility contains (i) certain customary affirmative covenants that, among other things, require compliance with applicable laws, periodic financial reporting and notices of material events, payment of taxes and other obligations, maintenance of property and insurance, and provision of additional guarantees and collateral, and (ii) certain customary negative covenants that, among other things, restrict the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, mergers, consolidations, liquidations and dissolutions, asset sales, acquisitions, the payment of distributions, dividends, redemptions and repurchases of equity interests, transactions with affiliates, prepayments and redemptions of certain other indebtedness, burdensome agreements, holding company limitations, changes in fiscal year and modifications of organizational documents. As of September 30, 2021, the Company was in compliance with all covenants contained in the Term Loan Facility.

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the ABL Credit Agreement) with PNC Bank, National Association, as administrative agent and the lenders party thereto (the ABL Agent).

On April 29, 2021, the Company, Daseke Companies, Inc., a wholly-owned subsidiary of the Company, and the Company’s other domestic subsidiaries party thereto (together with Daseke Companies, Inc., the ABL Borrowers) entered into the Fifth Amendment to the Fifth Amended and Restated Revolving Credit and Security Agreement (the ABL Amendment) with the financial institutions party thereto as lenders and the ABL Agent, which amends certain terms of the ABL Credit Agreement.

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

The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $40 million. As of September 30, 2021, the Company had no borrowings, $23.3 million in letters of credit outstanding, and could incur approximately $117.7 million of additional indebtedness under the ABL Facility, based on current qualified collateral.

At September 30, 2021, the interest rate on the ABL Facility was 3.75%. Margins on the ABL Facility are adjusted, if necessary, to the applicable rates set forth in the following table corresponding to the average RLOC Utilization for the trailing 12 month period on the last day of the most recently completed fiscal quarter. RLOC Utilization at a particular date shall mean an amount equal to (a)(i) outstanding amount of Revolving Advances plus (ii) the outstanding amount of the Swing Loans plus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, divided by (b) Maximum Revolving Advance Amount.

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

As of September 30, 2021, the Company was in compliance with all covenants contained in the ABL Facility.

Equipment Term Loans and Mortgages

As of September 30, 2021, the Company had term loans collateralized by equipment in the aggregate amount of $168.8 million with 16 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 5.9%, require monthly payments of principal and interest and mature at various dates through July 2027. The weighted average interest rate for the three months ended September 30, 2021 and 2020 was 3.8% and 3.9%, respectively. The weighted average interest rate for the nine months ended September 30, 2021 and 2020 was 3.9% and 4.3%, respectively. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of September 30, 2021, the Company has a bank mortgage loan with a balance of $2.3 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of approximately $15,000, including interest at 3.7%, and a balloon payment of approximately $2.1 million at maturity date. The bank mortgage loan matures November 1, 2023.

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2021 and 2020 were 29.4% and 13.6%, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020 were 27.6% and 11.1%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the mix of earnings with state jurisdictions, combined with the unfavorable impact of nondeductible expenses, including the effect of the per diem pay structure for drivers and nondeductible executive compensation. State tax rates vary among states and typically range from 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three months ended September 30, 2021 differs from the effective tax rate for the same period in 2020 primarily due to the impact in 2020 of nontaxable income and permanent differences in relation to forecasted pretax book income. The effective tax rate for the nine months ended September 30, 2021 differs from the effective tax rate for the same period in 2020 primarily due to the impact of permanent differences in relation to forecasted earnings before income taxes each period.

There were no changes in uncertain tax positions during the three and nine months ended September 30, 2021.

NOTE 8 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (as amended from time to time, the Incentive Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. On June 18, 2021, at the Company's 2021 annual meeting of stockholders, the Company’s stockholders approved an amendment and restatement (the Restatement) of the Incentive Plan. The Restatement increased the number of shares that may be granted as awards thereunder by 4.0 million and extended the scheduled expiration date of the Incentive Plan from February 27, 2027 to June 18, 2031.

As of September 30, 2021, the Company has 2.5 million shares of common stock available for issuance under the Incentive Plan. Equity awards to non-directors under the Incentive Plan generally vest annually on a pro-rata basis over a three to five-year period on the anniversary of each grant date. The Company also grants equity awards to our directors under the Incentive Plan. The awards granted to directors vest ratably over periods of one to five years annually on the anniversary of each grant date.

Aggregate stock-based compensation charges, net of forfeitures, were $2.1 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and $5.3 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss).

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the employees’ requisite service period. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. As of September 30, 2021, there was $2.7 million, $2.7 million, and $7.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock units (RSUs) and performance stock units (PSUs), respectively. This expense will be recognized over the weighted average periods of 1.4 years for stock options, 1.8 years for restricted stock units and 1.9 years for PSUs.

Stock Options

The following table summarizes stock option grants:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)
Director Group	150,000	75,000	5 years	$9.98	$4.36
Employee Group	4,682,630	2,541,622	3-5 years	$5.60	$3.08
Total		2,616,622

The Company’s calculations of the fair value of stock options granted as equity classification during the nine months ended September 30, 2021 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions:

Weighted average expected life	6.5 years
Risk-free interest rates	1.56%
Expected volatility	38.1%
Expected dividend yield	0.00%

A summary of option activity as of September 30, 2021 and changes during the nine months ended September 30, 2021 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2021	3,114,931	$6.19	7.9	$5.9
Granted	20,000	2.39
Exercised	(157,545)	3.00
Forfeited or expired	(360,764)	7.11
Outstanding as of September 30, 2021	2,616,622	$6.23	7.1	$9.4

Exercisable as of September 30, 2021	1,507,483	$7.85	6.5	$3.2
Vested and expected to vest as of September 30, 2021	2,616,622	$6.23	7.1	$9.4

The stock options’ maximum contract term is ten years. The total weighted average fair value of options granted during the nine months ended September 30, 2021 and 2020 was $0.0 million and $1.5 million, respectively.

Restricted Stock Units

RSUs are nontransferable until vested. The Plan Committee (as defined in the Incentive Plan) may, in its sole discretion, grant dividend or dividend equivalents with respect to non-vested units. Prior to vesting, the grantees of RSUs are not entitled to vote the shares. RSUs typically vest in equal annual increments over the vesting period.

The following table summarizes RSUs granted under the Incentive Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)
Director Group	933,237	39,241	1-2 years	$2.96
Employee Group	1,832,106	389,708	3-5 years	$10.07
Total		428,949

A summary of RSUs activity under the Incentive Plan as of September 30, 2021 and changes during the nine months ended September 30, 2021 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2021	594,801	$5.72
Granted	302,692	7.04
Vested	(433,117)	3.98
Forfeited	(35,427)	10.14
Non-vested as of September 30, 2021	428,949	$8.05

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

As of September 30, 2021, the Company had 1,890,178 total PSUs outstanding. There are 1,495,000 PSUs in which the vesting occurs upon the achievement of specific market-based conditions based on the performance of per share price of the Company’s common stock and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods.

In addition, there are 395,178 PSUs in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company's financial performance over a three year period, modified based on the Company's Relative Total Shareholder Return and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The amount of awards that will ultimately vest for these 395,178 PSUs can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made. The Company currently expects that these PSUs will vest at 133%.

The following inputs and assumptions were used to calculate the fair value of the PSUs for the shares granted during the nine months ended September 30, 2021:

Weighted average expected life	2.5 years
Risk-free interest rate	0.38%
Expected volatility	93.80%
Expected dividend yield	0.00%

A summary of performance stock unit awards activity as of September 30, 2021 and changes during the nine months ended September 30, 2021 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2021	1,716,100	$1.38
Granted	395,178	7.84
Forfeited	(221,100)	6.30
Non-vested as of September 30, 2021	1,890,178	$5.44

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of September 30, 2021 totaling approximately $25.7 million, including those disclosed in Note 6. These letters of credit are related to liability and workers compensation insurance claims.

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

NOTE 10 – COMMON STOCK REPURCHASE PROGRAM

On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. Shares are effectively retired at the time of purchase. As of July 31, 2021, the Company had repurchased and retired all 3,000,000 shares, at an aggregate cost of $20.4 million, and accordingly, no additional shares may be repurchased under this Stock Repurchase Program.

NOTE 11 – REPORTABLE SEGMENTS

The Company evaluates the performance of the reportable segments primarily based on their respective revenues and operating income. Accordingly, certain non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations.

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $1.5 million, $3.3 million, $1.4 million and $4.9 million for the three and nine months ended September 30, 2021 and 2020, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $1.7 million, $6.0 million, $2.4 million and $9.9 million for the three and nine months ended September 30, 2021 and 2020, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended September 30, 2021
Total revenue	$184.0	$244.0	$(3.4)	$424.6
Company freight	45.1	123.9	(2.4)	166.6
Owner operator freight	89.2	42.6	(0.7)	131.1
Brokerage	30.4	51.5	—	81.9
Logistics	1.1	8.6	—	9.7
Fuel surcharge	18.2	17.4	(0.3)	35.3
Operating income (loss)	21.1	29.5	(10.2)	40.4
Depreciation	7.9	12.3	0.4	20.6
Amortization of intangible assets	0.8	1.0	(0.1)	1.7
Restructuring	—	0.1	—	0.1
Non-cash operating lease expense	1.1	0.7	—	1.8
Interest expense	0.9	1.2	5.2	7.3
Income (loss) before income tax	20.3	28.2	(18.9)	29.6
Capital expenditures	4.7	25.8	11.5	42.0

Three Months Ended September 30, 2020
Total revenue	$144.5	$235.2	$(3.9)	$375.8
Company freight	47.1	129.7	(2.0)	174.8
Owner operator freight	67.2	37.7	(1.6)	103.3
Brokerage	17.6	47.8	(0.2)	65.2
Logistics	0.7	9.1	0.1	9.9
Fuel surcharge	11.9	10.9	(0.2)	22.6
Operating income (loss)	9.3	31.1	(12.3)	28.1
Depreciation	8.4	11.8	0.2	20.4
Amortization of intangible assets	0.9	1.0	—	1.9
Restructuring	0.2	4.9	—	5.1
Non-cash operating lease expense	2.2	(4.7)	—	(2.5)
Interest expense	2.3	2.9	5.9	11.1
Income (loss) before income tax	7.0	28.8	(21.1)	14.7
Capital expenditures	7.2	11.3	—	18.5

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Nine Months Ended September 30, 2021
Total revenue	$518.3	$653.8	$(9.6)	$1,162.5
Company freight	137.5	345.1	(7.3)	475.3
Owner operator freight	249.1	117.9	(1.7)	365.3
Brokerage	77.8	119.6	(0.3)	197.1
Logistics	3.6	25.0	0.3	28.9
Fuel surcharge	50.3	46.2	(0.6)	95.9
Operating income (loss)	55.0	69.1	(30.1)	94.0
Depreciation	24.2	36.5	0.8	61.5
Amortization of intangible assets	2.3	2.9	—	5.2
Restructuring	—	0.2	—	0.2
Non-cash operating lease expense	0.9	0.1	—	1.0
Interest expense	3.5	4.6	18.0	26.1
Income (loss) before income tax	51.8	65.0	(49.3)	67.5
Capital expenditures	21.4	49.9	17.9	89.2

Nine Months Ended September 30, 2020
Total revenue	$436.8	$697.2	$(15.5)	$1,118.5
Company freight	147.3	383.5	(8.1)	522.7
Owner operator freight	193.5	118.7	(5.1)	307.1
Brokerage	52.6	133.7	(1.5)	184.8
Logistics	2.2	26.4	0.2	28.8
Fuel surcharge	41.2	34.9	(1.0)	75.1
Operating income (loss)	28.6	39.1	(35.5)	32.2
Depreciation	25.3	39.9	0.7	65.9
Amortization of intangible assets	2.5	3.0	—	5.5
Impairment	—	13.4	—	13.4
Restructuring	0.3	8.3	—	8.6
Non-cash operating lease expense	4.3	(4.1)	—	0.2
Interest expense	7.2	8.7	18.2	34.1
Income (loss) before income tax	21.7	30.5	(54.0)	(1.8)
Capital expenditures	24.2	39.2	—	63.4

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

For the nine months ended September 30, 2020, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and shares of the Company’s outstanding stock options and performance share units were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2021	2020	2021	2020

Numerator:
Net income (loss)	$20.9	$12.7	$48.9	$(2.0)
Less Series A preferred dividends	(1.2)	(1.2)	(3.7)	(3.7)
Net income (loss) attributable to common stockholders	19.7	11.5	45.2	(5.7)
Allocation of earnings to non-vested participating restricted stock units	(0.2)	(0.2)	(0.4)	—
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$19.5	$11.3	$44.8	$(5.7)

Effect of dilutive securities:
Add back Series A preferred dividends	$1.2	$—	$3.7	$—
Add back allocation earnings to participating securities	0.2	0.2	0.4	—
Reallocation of earnings to participating securities considering potentially dilutive securities	(0.2)	(0.2)	(0.4)	—
Numerator for diluted EPS - income (loss) available to common shareholders - two class method	$20.7	$11.3	$48.5	$(5.7)

Denominator:
Denominator for basic EPS - weighted-average shares	62.6	64.8	64.2	64.7

Effect of dilutive securities:
Stock options and performance share units	1.7	1.2	1.3	—
Convertible preferred stock	5.7	5.7	5.7	—
Denominator for diluted EPS - weighted-average shares	70.0	71.7	71.2	64.7

Basic earnings (loss) per share	$0.31	$0.17	$0.70	$(0.09)
Diluted earnings (loss) per share	$0.30	$0.17	$0.68	$(0.09)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Daseke is the premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people, a fleet of more than 4,500 tractors and 11,000 flatbed and specialized trailers, and has operations throughout the continental United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers.

The Company delivers its diverse offering of transportation and logistics solutions to its approximately 6,700 customers through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs.

Recent Developments

The levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity and to measures of industrial production because many of the Company’s customers are in the manufacturing and industrial segments. In the first nine months of 2021, the Company saw improvement in industrial demand, which had previously been pressured by the COVID-19 pandemic, and in the second and third quarters of 2021, the industrial end-market in various verticals (particularly in construction and steel and other metals) appeared to have returned to pre-pandemic levels. As a result, in the third quarter of 2021, the Flatbed Solutions segment experienced a significantly improved rate environment, with rates 32.5% higher than the third quarter of 2020. During the third quarter of 2021, the Specialized Solutions segment also benefitted from continued strong demand and freight rates, primarily serving construction, high security cargo and glass.

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

Results of Operations

The following table sets forth certain operating statistics for the three months ended September 30, 2021 and 2020 as well as items derived from the Company’s consolidated statements of operations for the three months ended September 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Three Months Ended September 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE:
Company freight	$166.6	39.2	$174.8	46.5	$(8.2)	(4.7)
Owner operator freight	131.1	30.9	103.3	27.5	27.8	26.9
Brokerage	81.9	19.3	65.2	17.3	16.7	25.6
Logistics	9.7	2.3	9.9	2.6	(0.2)	(2.0)
Fuel surcharge	35.3	8.3	22.6	6.1	12.7	56.2
Total revenue	424.6	100.0	375.8	100.0	48.8	13.0

OPERATING EXPENSES:
Salaries, wages and employee benefits	96.6	22.8	95.8	25.5	0.8	0.8
Fuel	26.8	6.3	20.2	5.4	6.6	32.7
Operations and maintenance	40.5	9.5	45.5	12.1	(5.0)	(11.0)
Communications	0.9	0.2	0.9	0.2	—	—
Purchased freight	167.5	39.4	127.9	34.0	39.6	31.0
Administrative expenses	17.0	4.0	12.6	3.4	4.4	34.9
Sales and marketing	0.5	0.1	0.3	0.1	0.2	66.7
Taxes and licenses	3.5	0.8	3.9	1.0	(0.4)	(10.3)
Insurance and claims	13.9	3.3	16.3	4.3	(2.4)	(14.7)
Depreciation and amortization	22.3	5.3	22.3	5.9	—	—
Gain on disposition of revenue property and equipment	(5.4)	(1.2)	(3.1)	(0.8)	(2.3)	74.2
Restructuring charges	0.1	—	5.1	1.4	(5.0)	(98.0)
Total operating expenses	384.2	90.5	347.7	92.5	36.5	10.5

INCOME FROM OPERATIONS	40.4	9.5	28.1	7.5	12.3	43.8

Other expense (income):
Interest income	(0.1)	—	(0.1)	—	—	—
Interest expense	7.3	1.7	11.1	3.0	(3.8)	(34.2)
Change in fair value of warrant liability	3.4	0.8	3.0	0.8	0.4	13.3
Other	0.2	—	(0.6)	(0.2)	0.8	(133.3)
Total other expense	10.8	2.5	13.4	3.6	(2.6)	(19.4)

Income before income taxes	29.6	7.0	14.7	3.9	14.9	101.4
Income tax expense	8.7	2.0	2.0	0.5	6.7	335.0
Net income	$20.9	4.9	$12.7	3.4	$8.2	64.6

OPERATING STATISTICS:
Company miles	54.4		62.0		(7.6)	(12.3)
Owner operator miles	46.7		47.8		(1.1)	(2.3)
Total miles (in millions)	101.1		109.8		(8.7)	(7.9)

Rate per mile	$2.94		$2.53		$0.41	16.2
Revenue per tractor	$62,500		$54,100		$8,400	15.5

Company-operated tractors, at period-end	2,641		2,979		(338)	(11.3)
Owner-operated tractors, at period-end	2,077		2,100		(23)	(1.1)
Number of trailers, at period-end	11,266		11,607		(341)	(2.9)

Company-operated tractors, average for the period	2,672		3,035		(363)	(12.0)
Owner-operated tractors, average for the period	2,095		2,104		(9)	(0.4)
Total tractors, average for the period	4,767		5,139		(372)	(7.2)

The following table sets forth certain operating statistics of the Company’s Specialized Solutions segment for the three months ended September 30, 2021 and 2020, as well as revenue, operating expenses and income (loss) from operations for the three months ended September 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Three Months Ended September 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE(1):
Company freight	$123.9	50.8	$129.7	55.1	$(5.8)	(4.5)
Owner operator freight	42.6	17.5	37.7	16.0	4.9	13.0
Brokerage	51.5	21.1	47.8	20.3	3.7	7.7
Logistics	8.6	3.5	9.1	3.9	(0.5)	(5.5)
Fuel surcharge	17.4	7.1	10.9	4.7	6.5	59.6
Total revenue	244.0	100.0	235.2	100.0	8.8	3.7

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	61.3	25.1	60.3	25.6	1.0	1.6
Fuel	18.4	7.5	13.0	5.5	5.4	41.3
Operations and maintenance	29.3	12.0	34.4	14.6	(5.1)	(14.9)
Purchased freight	75.1	30.8	64.6	27.5	10.5	16.3
Depreciation and amortization	13.3	5.4	12.8	5.4	0.5	3.6
Restructuring	0.1	—	4.9	2.1	(4.8)	(98.1)
Other operating expenses	16.9	7.1	14.1	6.0	2.8	20.2
Total operating expenses	214.4	87.9	204.1	86.8	10.3	5.0

INCOME FROM OPERATIONS	$29.6	12.1	$31.1	13.2	$(1.5)	(4.8)

OPERATING STATISTICS:
Company miles	36.6		38.9		(2.3)	(5.9)
Owner operator miles	12.2		12.1		0.1	0.8
Total miles (in millions)	48.8		51.0		(2.2)	(4.3)

Rate per mile	$3.41		$3.28		$0.13	4.0
Revenue per tractor	$70,300		$67,500		$2,800	4.1

Company-operated tractors, at period-end	1,835		1,960		(125)	(6.4)
Owner-operated tractors, at period-end	497		510		(13)	(2.5)
Number of trailers, at period-end	7,059		7,278		(219)	(3.0)

Company-operated tractors, average for the period	1,865		1,958		(93)	(4.7)
Owner-operated tractors, average for the period	504		523		(19)	(3.6)
Total tractors, average for the period	2,369		2,481		(112)	(4.5)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth certain operating statistics of the Company’s Flatbed Solutions segment for the three months ended September 30, 2021 and 2020, as well as revenue, operating expenses and income (loss) from operations for three months ended September 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Three Months Ended September 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE(1):
Company freight	$45.1	24.5	$47.1	32.6	$(2.0)	(4.2)
Owner operator freight	89.2	48.5	67.2	46.5	22.0	32.7
Brokerage	30.4	16.5	17.6	12.2	12.8	72.7
Logistics	1.1	0.6	0.7	0.5	0.4	57.1
Fuel surcharge	18.2	9.9	11.9	8.2	6.3	52.9
Total revenue	184.0	100.0	144.5	100.0	39.5	27.3

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	28.6	15.6	29.9	20.7	(1.3)	(4.2)
Fuel	8.4	4.6	7.2	5.0	1.2	16.6
Operations and maintenance	11.2	6.1	11.0	7.6	0.2	2.0
Purchased freight	95.7	52.0	67.3	46.6	28.4	42.2
Depreciation and amortization	8.8	4.8	9.3	6.4	(0.5)	(5.5)
Restructuring	—	—	0.2	0.1	(0.2)	(100.0)
Other operating expenses	10.1	5.4	10.3	7.1	(0.2)	(1.8)
Total operating expenses	162.9	88.5	135.2	93.6	27.7	20.5

INCOME FROM OPERATIONS	$21.1	11.5	$9.3	6.4	$11.8	127.4

OPERATING STATISTICS:
Company miles	17.8		23.1		(5.3)	(22.9)
Owner operator miles	34.5		35.7		(1.2)	(3.4)
Total miles (in millions)	52.3		58.8		(6.5)	(11.1)

Rate per mile	$2.57		$1.94		$0.63	32.5
Revenue per tractor	$56,000		$43,000		$13,000	30.2

Company-operated tractors, at period-end	806		1,019		(213)	(20.9)
Owner-operated tractors, at period-end	1,580		1,590		(10)	(0.6)
Number of trailers, at period-end	4,207		4,329		(122)	(2.8)

Company-operated tractors, average for the period	807		1,077		(270)	(25.1)
Owner-operated tractors, average for the period	1,591		1,581		10	0.6
Total tractors, average for the period	2,398		2,658		(260)	(9.8)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue.  Total revenue increased 13.0% to $424.6 million for the three months ended September 30, 2021 from $375.8 million for the same period in 2020. The increase in total revenue was due primarily to record freight rates in the Flatbed segment. Company freight revenue decreased $8.2 million, or 4.7%, to $166.6 million for the three months ended September 30, 2021 from $174.8 million for the same period in 2020. The decrease in company freight revenue was a result of a 12.3% decrease in company miles primarily due to the downsizing of company trucks partially offset by an 8.6% increase in rate per mile. Owner operator freight revenue increased $27.8 million, or 26.9%, due to a 29.9% increase in rate per mile, partially offset by a 2.3% decrease in owner operator miles driven. The increase in total freight revenue was primarily due to a 16.2% increase in rate per mile. Brokerage revenue increased $16.7 million, or 25.6%, to $81.9 million for the three months ended September 30, 2021 from $65.2 million for the same period in 2020 primarily due to increases in customer sales volumes and rate. Fuel surcharge revenue increased $12.7 million, or 56.2%, to $35.3 million for the three months ended September 30, 2021 from $22.6 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

The Company’s Specialized Solutions segment’s revenue increased 3.7% to $244.0 million for the three months ended September 30, 2021 from $235.2 million for the same period in 2020. The increase was primarily due to increases in fuel surcharge, owner operator freight, and brokerage revenue. Company freight revenue decreased $5.8 million, or 4.5%, to $123.9 million for the three months ended September 30, 2021 from $129.7 million for the same period in 2020. The decrease in company freight revenue was a result of a 5.9% decrease in company miles due to the downsizing of company trucks compared to the same period in 2020, partially offset by a 1.5% increase in rate per mile. The increase in owner operator freight revenue was primarily a result of a 12.1% increase in rate per mile and a 0.8% increase in miles driven compared to the same period in 2020. Brokerage revenue increased $3.7 million, or 7.7%, to $51.5 million for the three months ended September 30, 2021 from $47.8 million for the same period in 2020 primarily due to increases in customer sales volumes and rate. Fuel surcharge revenue increased $6.5 million, or 59.6%, to $17.4 million for the three months ended September 30, 2021 from $10.9 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

The Company’s Flatbed Solutions segment’s revenue increased $39.5 million, or 27.3%, to $184.0 million for the three months ended September 30, 2021 from $144.5 million for the same period in 2020, which was primarily due to increases in owner operator freight and brokerage revenue. Company freight revenue decreased $2.0 million, or 4.2%, to $45.1 million for the three months ended September 30, 2021 from $47.1 million for the same period in 2020. The decrease in company freight revenue was a result of a 22.9% decrease in company miles due to the downsizing of company trucks, partially offset by 24.3% increase in rate per mile. Owner operator freight revenue increased $22.0 million, or 32.7%, to $89.2 million for the three months ended September 30, 2021 from $67.2 million for the same period in 2020. The increase in the owner operator freight revenue was the result of a 32.5% increase in rate per mile partially offset by a 11.1% decrease in total miles driven compared to the same period in 2020. Brokerage revenue increased $12.8 million, or 72.7%, to $30.4 million for the three months ended September 30, 2021 from $17.6 million for the same period in 2020 due to increases in customer sales volumes and rate. Fuel surcharge revenue increased $6.3 million, or 52.9%, to $18.2 million for the three months ended September 30, 2021 from $11.9 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

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

Salaries, wages and employee benefits expense were generally consistent with prior period at $96.6 million for the three months ended September 30, 2021 compared to $95.8 million for the same period in 2020.

The Company’s Specialized Solutions segment for the three months ended September 30, 2021 was generally consistent with the same period in 2020.

The Company’s Flatbed Solutions segment had a $1.3 million, or 4.2%, decrease in salaries, wages and employee benefits expense for the three months ended September 30, 2021 compared to the same period in 2020, primarily as a result of the decreased employee headcount related to Project Synchronize and lower driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 4.9% for the three months ended September 30, 2021 as compared to the same period in 2020.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased $6.6 million, or 32.7%, to $26.8 million for the three months ended September 30, 2021 from $20.2 million for the same period in 2020. This increase was primarily due to a 38.4% increase in fuel price, partially offset by a 12.3% decrease in company miles driven. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.357 for the three months ended September 30, 2021, compared to $2.426 for the same period in 2020.

The Company’s Specialized Solutions segment’s fuel expense increased 41.3% to $18.4 million for the three months ended September 30, 2021 from $13.0 million for the same period in 2020, primarily as a result of the increase in fuel price mentioned above and partially offset by a 5.9% decrease in company miles driven for the three months ended September 30, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s fuel expense increased 16.6% to $8.4 million for the three months ended September 30, 2021 from $7.2 million for the same period in 2020, primarily as a result of the increase in fuel price mentioned above and partially offset by a 22.9% decrease in company miles driven for the three months ended September 30, 2021 as compared to the same period in 2020.

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

Operations and maintenance expense decreased 11.0% to $40.5 million for the three months ended September 30, 2021 from $45.5 million for the same period in 2020 due to a decrease of $1.2 million in maintenance costs such as repairs and tires, $3.3 million in operation costs such as pilot car and permit fees, and $0.5 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 2.8% to 11.8% for the three months ended September 30, 2021 as compared to 14.6% in the same period in 2020.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $5.1 million, or 14.9%, for the three months ended September 30, 2021 as compared to the same period in 2020 as a result of a decrease of $1.1 million in maintenance expense such as repairs and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $3.4 million in operation costs such as pilot car and permit fees and a decrease of $0.6 million in other operations expenses. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 3.2% to 15.2% for the three months ended September 30, 2021 as compared to 18.4% in the same period in 2020.

The Company’s Flatbed Solutions segment’s operations and maintenance expense was generally consistent with prior period for the three months ended September 30, 2021 as compared to the same period in 2020.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased $39.6 million, or 31.0%, to $167.5 million during the three months ended September 30, 2021 from $127.9 million during the same period in 2020. Purchased freight expense from owner operators increased 29.9% to $106.9 million during the three months ended September 30, 2021 from $82.3 million during the same period in 2020 as a result of a 29.9% increase in rate, partially offset by a 2.3% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased 32.4% to $60.5 million during the three months ended September 30, 2021 from $45.7 million during the same period in 2020, as a result of increased utilization of third-party capacity providers.

The Company’s Specialized Solutions segment’s purchased freight expense increased 16.3% to $75.1 million during the three months ended September 30, 2021 from $64.6 million during the same period in 2020. Purchased freight expense from owner operators increased 20.1% to $31.7 million during the three months ended September 30, 2021 from $26.4 million during the same period in 2020 as a result of a 12.1% increase in rate and a 0.8% increase in owner operator miles driven. Purchased freight expense from third-party capacity providers increased 13.6% to $43.4 million during the three months ended September 30, 2021 from $38.2 million during the same period in 2020 as a result of an increase in utilization of third-party capacity providers.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 42.2% to $95.7 million for the three months ended September 30, 2021 from $67.3 million for the same period in 2020. Purchased freight expense from owner operators increased 34.8% to $75.2 million for the three months ended September 30, 2021 from $55.8 million for the same period in 2020 as a result of a 37.4% increase in rate paid to owner operators. Purchased freight expense from third-party capacity providers increased 78.3% to $20.5 million during the three months ended September 30, 2021 from $11.5 million during the same period in 2020, primarily as a result of increased utilization of third-party capacity providers.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers and amortization of those financed with finance leases. The primary factors affecting these expense items include the size of the fleet and age of company-owned tractors and trailers and the cost of new equipment. Amortization of intangible assets is also included in this expense.

Depreciation and amortization expense was flat at $22.3 million during the three months ended September 30, 2021 and 2020.

The Company’s Specialized Solutions segment’s depreciation and amortization expense increased $0.5 million, or 3.6%, for the three months ended September 30, 2021 as compared to the same period in 2020 as a result of recent revenue equipment additions partially offset by disposals of fully depreciated revenue equipment.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $0.5 million, or 5.5%, for the three months ended September 30, 2021 as compared to the same period in 2020 as a result of a 25.1% decrease in average tractor count in the segment’s fleet.

Administrative Expenses. Administrative expenses consist of operating lease costs for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense increased $4.4 million for the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to gains on lease terminations that occurred during the 2020 period that did not reoccur in the 2021 period. Administrative expenses, as a percentage of revenue, increased 0.6% from the same period in 2020.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $0.4 million for the three months ended September 30, 2021. Operating taxes and license expense, as a percentage of revenue, was generally consistent for the three months ended September 30, 2021 and 2020.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels. Insurance and claims expense decreased 14.7% to $13.9 million during the three months ended September 30, 2021 from $16.3 million during the same period in 2020 due to decreases in miles and decreases insurance claims and premiums. Insurance and claims, as a percentage of revenue, decreased 1.0% for the three months ended September 30, 2021 as compared to the same period in 2020.

Restructuring Costs.  Restructuring costs of $0.1 million and $5.1 million were recognized in the three months ended September 30, 2021 and 2020, respectively. The restructuring costs in the three months ended September 30, 2020 were primarily related to Phase II of Project Synchronize and the closure of certain Aveda terminals.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of debt issuance costs and fees and prepayment penalties. Interest expense decreased 34.2% to $7.3 million for the three months ended September 30, 2021 from $11.1 million for the same period in 2020. The decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in the balance outstanding on equipment term loans. Change in fair value of warrant liability was a loss of $3.4 million for the three months ended September 30, 2021 compared to a loss of $3.0 million for the same period in 2020. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. Other expense for the three months ended September 30, 2021 was $0.2 million compared to other income of $0.6 million for the same period in 2020.

Income Tax. Income tax expense was $8.7 million for the three months ended September 30, 2021 compared to income tax expense of $2.0 million for the same period in 2020. The effective tax rate was 29.4% for the three months ended September 30, 2021, compared to 13.6% for the same period in 2020. The effective income tax rate varies from the federal statutory rate primarily due to the mix of earnings with state jurisdictions, combined with the unfavorable impact of nondeductible expenses, including the effect of the per diem pay structure for drivers and nondeductible executive compensation.

The following table sets forth certain operating statistics for the nine months ended September 30, 2021 and 2020 as well as items derived from the Company’s consolidated statements of operations for the nine months ended September 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Nine Months Ended September 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE:
Company freight	$475.3	40.9	$522.7	46.7	$(47.4)	(9.1)
Owner operator freight	365.3	31.4	307.1	27.5	58.2	19.0
Brokerage	197.1	17.0	184.8	16.5	12.3	6.7
Logistics	28.9	2.5	28.8	2.6	0.1	0.3
Fuel surcharge	95.9	8.2	75.1	6.7	20.8	27.7
Total revenue	1,162.5	100.0	1,118.5	100.0	44.0	3.9

OPERATING EXPENSES:
Salaries, wages and employee benefits	280.7	24.1	305.6	27.3	(24.9)	(8.1)
Fuel	79.1	6.8	67.1	6.0	12.0	17.9
Operations and maintenance	108.1	9.3	136.4	12.2	(28.3)	(20.7)
Communications	3.1	0.3	2.8	0.3	0.3	10.7
Purchased freight	444.2	38.2	374.3	33.5	69.9	18.7
Administrative expenses	46.2	4.0	50.0	4.5	(3.8)	(7.6)
Sales and marketing	1.5	0.1	1.3	0.1	0.2	15.4
Taxes and licenses	11.2	1.0	12.4	1.1	(1.2)	(9.7)
Insurance and claims	40.6	3.5	46.9	4.2	(6.3)	(13.4)
Depreciation and amortization	66.7	5.7	71.4	6.4	(4.7)	(6.6)
Gain on disposition of revenue property and equipment	(13.1)	(1.1)	(3.9)	(0.3)	(9.2)	235.9
Impairment	—	—	13.4	1.2	(13.4)	(100.0)
Restructuring charges	0.2	—	8.6	0.8	(8.4)	(97.7)
Total operating expenses	1,068.5	91.9	1,086.3	97.1	(17.8)	(1.6)

INCOME FROM OPERATIONS	94.0	8.1	32.2	2.9	61.8	191.9

Other expense:
Interest income	(0.2)	—	(0.5)	—	0.3	(60.0)
Interest expense	26.1	2.2	34.1	3.0	(8.0)	(23.5)
Change in fair value of warrant liability	1.2	0.1	0.9	—	0.3	33.3
Other	(0.6)	(0.1)	(0.5)	—	(0.1)	20.0
Total other expense	26.5	2.3	34.0	3.0	(7.5)	(22.1)

Income (loss) before income taxes	67.5	5.8	(1.8)	(0.3)	69.3	(3,850.0)
Income tax expense	18.6	1.6	0.2	—	18.4	9,200.0
Net income (loss)	$48.9	4.2	$(2.0)	(0.2)	$50.9	(2,545.0)

OPERATING STATISTICS:
Company miles	170.9		192.8		(21.9)	(11.4)
Owner operator miles	139.2		145.3		(6.1)	(4.2)
Total miles (in millions)	310.1		338.1		(28.0)	(8.3)

Rate per mile	$2.71		$2.45		$0.26	10.6
Revenue per tractor	$173,400		$147,500		$25,900	17.6

Company-operated tractors, at period-end	2,641		2,979		(338)	(11.3)
Owner-operated tractors, at period-end	2,077		2,100		(23)	(1.1)
Number of trailers, at period-end	11,266		11,607		(341)	(2.9)

Company-operated tractors, average for the period	2,742		3,417		(675)	(19.7)
Owner-operated tractors, average for the period	2,105		2,210		(105)	(4.7)
Total tractors, average for the period	4,848		5,627		(779)	(13.8)

The following table sets forth certain operating statistics of the Company’s Specialized Solutions segment for the nine months ended September 30, 2021 and 2020, as well as revenue, operating expenses and income (loss) from operations for the nine months ended September 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Nine Months Ended September 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE(1):
Company freight	$345.1	52.8	$383.5	55.0	$(38.4)	(10.0)
Owner operator freight	117.9	18.0	118.7	17.0	(0.8)	(0.7)
Brokerage	119.6	18.3	133.7	19.2	(14.1)	(10.5)
Logistics	25.0	3.8	26.4	3.8	(1.4)	(5.3)
Fuel surcharge	46.2	7.1	34.9	5.0	11.3	32.4
Total revenue	653.8	100.0	697.2	100.0	(43.4)	(6.2)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	176.5	27.0	198.2	28.4	(21.7)	(11.0)
Fuel	54.1	8.3	42.8	6.1	11.3	26.3
Operations and maintenance	76.2	11.6	104.2	14.9	(28.0)	(26.9)
Purchased freight	190.7	29.2	193.2	27.7	(2.5)	(1.3)
Depreciation and amortization	39.4	6.0	42.9	6.2	(3.5)	(8.1)
Impairment	—	—	13.4	1.9	(13.4)	(100.0)
Restructuring	0.2	—	8.3	1.2	(8.1)	(97.0)
Other operating expenses	47.6	7.3	55.1	7.9	(7.5)	(13.7)
Total operating expenses	584.6	89.4	658.1	94.4	(73.5)	(11.2)

INCOME FROM OPERATIONS	$69.2	10.6	$39.1	5.6	$30.1	77.0

OPERATING STATISTICS:
Company miles	112.8		117.4		(4.6)	(3.9)
Owner operator miles	36.3		38.2		(1.9)	(5.0)
Total miles (in millions)	149.1		155.6		(6.5)	(4.2)

Rate per mile	$3.11		$3.23		$(0.12)	(3.7)
Revenue per tractor	$194,200		$172,600		$21,600	12.5

Company-operated tractors, at period-end	1,835		1,960		(125)	(6.4)
Owner-operated tractors, at period-end	497		510		(13)	(2.5)
Number of trailers, at period-end	7,059		7,278		(219)	(3.0)

Company-operated tractors, average for the period	1,876		2,263		(387)	(17.1)
Owner-operated tractors, average for the period	507		646		(139)	(21.4)
Total tractors, average for the period	2,384		2,909		(525)	(18.1)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth certain operating statistics of the Company’s Flatbed Solutions segment for the nine months ended September 30, 2021 and 2020, as well as revenue, operating expenses and income (loss) from operations for nine months ended September 30, 2021 and 2020. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Nine Months Ended September 30,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	$	%	$	%	$	%
REVENUE(1):
Company freight	$137.5	26.5	$147.3	33.7	$(9.8)	(6.7)
Owner operator freight	249.1	48.1	193.5	44.3	55.6	28.7
Brokerage	77.8	15.0	52.6	12.0	25.2	47.9
Logistics	3.6	0.7	2.2	0.5	1.4	63.6
Fuel surcharge	50.3	9.7	41.2	9.5	9.1	22.1
Total revenue	518.3	100.0	436.8	100.0	81.5	18.7

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	86.4	16.7	94.0	21.5	(7.6)	(8.1)
Fuel	25.1	4.8	24.4	5.6	0.7	2.8
Operations and maintenance	32.0	6.2	32.0	7.3	(0.0)	(0.1)
Purchased freight	263.3	50.8	197.0	45.1	66.3	33.7
Depreciation and amortization	26.5	5.1	27.8	6.4	(1.3)	(4.8)
Restructuring	—	—	0.3	0.1	(0.3)	(100.0)
Other operating expenses	30.2	5.8	32.7	7.5	(2.5)	(7.8)
Total operating expenses	463.3	89.4	408.2	93.5	55.1	13.5

INCOME FROM OPERATIONS	$55.0	10.6	$28.6	6.5	$26.4	92.1

OPERATING STATISTICS:
Company miles	58.1		75.4		(17.3)	(22.9)
Owner operator miles	102.9		107.1		(4.2)	(3.9)
Total miles (in millions)	161.0		182.5		(21.5)	(11.8)

Rate per mile	$2.40		$1.87		$0.53	28.3
Revenue per tractor	$156,900		$125,400		$31,500	25.1

Company-operated tractors, at period-end	806		1,019		(213)	(20.9)
Owner-operated tractors, at period-end	1,580		1,590		(10)	(0.6)
Number of trailers, at period-end	4,207		4,329		(122)	(2.8)

Company-operated tractors, average for the period	866		1,154		(288)	(24.9)
Owner-operated tractors, average for the period	1,598		1,564		34	2.2
Total tractors, average for the period	2,464		2,718		(254)	(9.3)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue.  Total revenue increased $44.0 million, or 3.9% to $1,162.5 million for the nine months ended September 30, 2021 from $1,118.5 million for the same period in 2020. The exit of the Aveda operations, which was completed in the fourth quarter of 2020, resulted in a $51.8 million, or 4.5%, reduction in total revenue. The increase in total revenue was primarily due to record freight rates in the Flatbed segment. Company freight revenue decreased $47.4 million, or 9.1%, to $475.3 million for the nine months ended September 30, 2021 from $522.7 million for the same period in 2020. The decrease in company freight revenue was a result of a $31.6 million reduction due to the exit of the Aveda operations in conjunction with a 11.4% decrease in miles due to the downsizing of company trucks, partially offset by a 2.6% increase in rate per mile. The increase in owner operator freight revenue was a result of a 24.2% increase in rate per mile, partially offset by $8.4 million reduction due to the exit of the Aveda operations and a 4.2% decrease in owner operator miles driven. Brokerage revenue increased $12.3 million, or 6.7%, to $197.1 million for the nine months ended September 30, 2021 from $184.8 million for the same period in 2020 due to increases in customer sales and rates in the Flatbed Solutions segment, partially offset by a $11.4 million reduction due to the exit of the Aveda operations. Fuel surcharge revenue increased $20.8 million, or 27.7%, to $95.9 million for the nine months ended September 30, 2021 from $75.1 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

The Company’s Specialized Solutions segment’s revenue decreased $43.4 million, or 6.2% to $653.8 million for the nine months ended September 30, 2021 from $697.2 million for the same period in 2020. The exit of the Aveda operations resulted in a $51.8 million, or 7.9%, reduction in the Specialized Solutions segment’s revenue. Company freight revenue decreased $38.4 million, or 10.0%, to $345.1 million for the nine months ended September 30, 2021 from $383.5 million for the same period in 2020. The decrease in total freight revenue was primarily a result of a $40.0 million reduction due to the exit of the Aveda operations. Brokerage revenue decreased $14.1 million, or 10.5%, to $119.6 million for the nine months ended September 30, 2021 from $133.7 million for the same period in 2020 primarily due to a $11.4 million reduction due to the exit of the Aveda operations combined with a decrease in customer sales volumes. Fuel surcharge revenue increased $11.3 million, or 32.4%, to $46.2 million for the nine months ended September 30, 2021 from $34.9 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

The Company’s Flatbed Solutions segment’s revenue increased $81.5 million, or 18.7%, to $518.3 million for the nine months ended September 30, 2021 from $436.8 million for the same period in 2020, which was primarily due to increases in owner operator freight revenue and brokerage revenue. Company freight revenue decreased $9.8 million, or 6.7%, to $137.5 million for the nine months ended September 30, 2021 from $147.3 million for the same period in 2020 due to a 22.9% decrease in miles due to the downsizing of company trucks, partially offset by a 21.1% increase in rate per mile. Owner operator freight revenue increased $55.6 million, or 28.7%, to $249.1 million for the nine months ended September 30, 2021 from $193.5 million for the same period in 2020 predominantly due to a 34.0% increase in rate per mile, partially offset by a 3.9% decrease in miles driven. Brokerage revenue increased $25.2 million, or 47.9%, to $77.8 million for the nine months ended September 30, 2021 from $52.6 million for the same period in 2020 due to increases in customer sales and in rate. Fuel surcharge revenue increased $9.1 million, or 22.1%, to $50.3 million for the nine months ended September 30, 2021 from $41.2 million for the same period in 2020 due to increased fuel costs that led to higher fuel surcharges.

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

Salaries, wages and employee benefits expense decreased 8.1% to $280.7 million for the nine months ended September 30, 2021 from $305.6 million for the same period in 2020. The decrease in salaries, wages and employee benefits expense was primarily due to decreased employee headcount related to Project Synchronize and lower driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 3.6% for the nine months ended September 30, 2021 as compared to the same period in 2020.

The Company’s Specialized Solutions segment had a $21.7 million, or 11.0%, decrease in salaries, wages and employee benefits expense for the nine months ended September 30, 2021 compared to the same period in 2020, primarily as a result of the decreased employee headcount related to Project Synchronize and lower driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 2.2% for the nine months ended September 30, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment had a $7.6 million, or 8.1%, decrease in salaries, wages and employee benefits expense for the nine months ended September 30, 2021 compared to the same period in 2020, primarily as a result of the decreased employee headcount related to Project Synchronize and lower driver pay due to the decrease in company miles compared to the same period in 2020. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 4.9% for the nine months ended September 30, 2021 as compared to the same period in 2020.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased $12.0 million, or 17.9%, to $79.1 million for the nine months ended September 30, 2021 from $67.1 million for the same period in 2020. This increase was primarily due to a 22.5% increase in fuel price, partially offset by a 11.4% decrease in Company miles driven. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.161 for the nine months ended September 30, 2021, compared to $2.579 for the same period in 2020.

The Company’s Specialized Solutions segment’s fuel expense increased 26.3% to $54.1 million for the nine months ended September 30, 2021 from $42.8 million for the same period in 2020, primarily as a result of the increase in fuel price mentioned above, partially offset by a 3.9% decrease in Company miles driven for the nine months ended September 30, 2021 as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s fuel expense increased 2.8% to $25.1 million for the nine months ended September 30, 2021 from $24.4 million for the same period in 2020, as a result of the increase in fuel price mentioned above, partially offset by a 22.9% decrease in Company miles driven for the nine months ended September 30, 2021 as compared to the same period in 2020.

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

Operations and maintenance expense decreased 20.7% to $108.1 million for the nine months ended September 30, 2021 from $136.4 million for the same period in 2020 due to a decrease of $4.9 million in maintenance costs such as repairs and tires, $18.3 million in operation costs such as pilot car and permit fees, and $5.1 million in other operations expenses. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 3.4% to 11.2% for the nine months ended September 30, 2021 as compared to 14.6% in the same period in 2020.

The Company’s Specialized Solutions segment’s operations and maintenance expense decreased $28.0 million, or 26.9%, for the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of a decrease of $4.8 million in maintenance expense such as repairs and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $18.4 million in operation costs such as pilot car and permit fees and a decrease of $4.7 million in other operations expenses. Operations and maintenance expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 4.2% to 14.3% for the nine months ended September 30, 2021 as compared to 18.5% in the same period in 2020.

The Company’s Flatbed Solutions segment’s operations and maintenance expense was generally consistent for the nine months ended September 30, 2021 as compared to the same period in 2020. Operations and maintenance expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 1.0% to 7.3% for the nine months ended September 30, 2021 as compared to 8.3% in the same period in 2020.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased $69.9 million, or 18.7%, to $444.2 million during the nine months ended September 30, 2021 from $374.3 million during the same period in 2020. Purchased freight expense from owner operators increased 20.9% to $300.1 million during the nine months ended September 30, 2021 from $248.3 million during the same period in 2020 as a result of a 20.9% increase in rate, partially offset by a 4.2% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased 14.3% to $144.0 million during the nine months ended September 30, 2021 from $126.0 million during the same period in 2020, as a result of an increase in utilization of third-party capacity providers in the Company's Flatbed Solutions segment. Purchased freight expense, as a percentage of consolidated revenue, for the nine months ended September 30, 2021, increased 4.7% for the as compared to the same period in 2020.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 1.3% to $190.7 million during the nine months ended September 30, 2021 from $193.2 million during the same period in 2020. Purchased freight expense from owner operators increased 4.9% to $89.7 million during the nine months ended September 30, 2021 from $85.5 million during the same period in 2020, as a result of a 4.5% increase in rate, partially offset by a 5.0% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased 6.2% to $101.0 million during the nine months ended September 30, 2021 from $107.7 million during the same period in 2020, as a result of a decrease in utilization of third-party capacity providers. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the nine months ended September 30, 2021, increased 1.5% as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 33.7% to $263.3 million for the nine months ended September 30, 2021 from $197.0 million for the same period in 2020. Purchased freight expense from owner operators increased 29.2% to $210.5 million for the nine months ended September 30, 2021 from $162.9 million for the same period in 2020, as a result of a 34.0% increase in owner operators’ rate, partially offset by a 3.9% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased 54.8% to $52.8 million during the nine months ended September 30, 2021 from $34.1 million during the same period in 2020, primarily as a result of increased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the nine months ended September 30, 2021, increased 5.7% as compared to the same period in 2020.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers and amortization of those financed with finance leases. The primary factors affecting these expense items include the size of the fleet and age of company-owned tractors and trailers and the cost of new equipment. Amortization of intangible assets is also included in this expense.

Depreciation and amortization expense decreased $4.7 million, or 6.6%, to $66.7 million during the nine months ended September 30, 2021 from $71.4 million during the same period in 2020 as a result of a 19.7% decrease in average tractor count in the Company’s fleet.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $3.5 million, or 8.1%, for the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of a 17.1% decrease in average tractor count in the segment’s fleet.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $1.3 million, or 4.8%, for the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of a 24.9% decrease in average tractor count in the segment’s fleet.

Administrative Expenses. Administrative expenses consist of operating lease costs for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense decreased $3.8 million for the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of cost reduction initiatives. Administrative expenses, as a percentage of revenue, decreased 0.5% from the same period in 2020.

Taxes and Licenses. Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $1.2 million for the nine months ended September 30, 2021. Operating taxes and license expense, as a percentage of revenue, was generally consistent for the nine months ended September 30, 2021 and 2020.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels. Insurance and claims expense decreased 13.4% to $40.6 million during the nine months ended September 30, 2021 from $46.9 million during the same period in 2020 due to decreases in miles and decreases in insurance claims and premiums. Insurance and claims, as a percentage of revenue, decreased 0.7% for the nine months ended September 30, 2021 as compared to the same period in 2020.

Impairment.  No impairment expense was recognized during the nine months ended September 30, 2021. As a result of the then-planned divestiture of Aveda, impairment charges of $13.4 million were recorded for the same period in 2020 consisting of property and equipment of $4.0 million, right-of-use assets of $3.2 million and tradename intangible assets of $6.2 million.

Restructuring Costs.  Restructuring costs of $0.2 million were recognized in the nine months ended September 30, 2021, compared to $8.6 million in the same period of 2020. The restructuring costs in the nine months ended September 30, 2020 was primarily related to Phase I and II of Project Synchronize, and the closure of certain Aveda terminals.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees and prepayment penalties. Interest expense decreased 23.5% to $26.1 million for the nine months ended September 30, 2021 from $34.1 million for the same period in 2020. This decrease was primarily attributable to lower interest rates on the Term Loan Facility and decreases in the balance outstanding on equipment term loans. Change in fair value of warrant liability was a loss of $1.2 million for the nine months ended September 30, 2021 compared to a loss of $0.9 million for the same period in 2020. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. In addition, for the nine months ended September 30, 2021, there was $1.5 million included in interest expense related to the write-off of unamortized debt issuance costs associated with the extinguishment of certain lenders in the debt refinancing. Other income for the nine months ended September 30, 2021 was $0.6 million compared to other income of $0.5 million for the same period in 2020.

Income Tax. Income tax expense was $18.6 million for the nine months ended September 30, 2021 compared to income tax expense of $0.2 million for the same period in 2020. The effective tax rate was 27.6% for the nine months ended September 30, 2021, compared to 11.1% for the same period in 2020. The effective income tax rate varies from the federal statutory rate primarily due to the mix of earnings with state jurisdictions, combined with the unfavorable impact of nondeductible expenses, including the effect of the per diem pay structure for drivers and nondeductible executive compensation.

Liquidity, Capital Resources and Capital Requirements

The Company had the following sources of liquidity available at September 30, 2021 and December 31, 2020.

(Dollars in millions)	September 30, 2021	December 31, 2020

Cash	$143.6	$176.2
Availability under line of credit	117.7	83.2
Total	$261.3	$259.4

The Company’s primary sources of liquidity have been provided by operations, issuances of capital stock and borrowings under its credit facilities. Cash decreased by $32.6 million at September 30, 2021 as compared to December 31, 2020. This decrease primarily resulted from $161.9 million in net cash used in financing activities, partially offset by $115.7 million in net cash provided by operating activities. See below for more information. As of September 30, 2021, the Company had no borrowings, $23.3 million in letters of credit outstanding, and could incur approximately $117.7 million of additional indebtedness under the ABL Facility, based on current qualified collateral.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to three million shares of the Company’s common stock, of which 3,000,000 shares have been repurchased by the Company for approximately $20.4 million in cash through September 30, 2021. The Company also uses large amounts of cash and credit for capital expenditures.

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business. Asset-light activities are conducted utilizing tractors and trailers provided by owner operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and or growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities.

Total capital expenditures for the nine months ended September 30, 2021 and 2020 are shown below:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020

Net cash capital receipts	$(13.7)	$(34.0)
Financed capital expenditures	55.0	45.4
Property and equipment purchases and sales	$41.3	$11.4

Property and equipment purchases and sales increased primarily due to a decrease in net cash capital receipts which resulted from fewer sales of equipment compared to the prior period.

Additionally, the Company entered into operating leases for revenue equipment with terms of 2 to 5 years and real property with terms of 3 to 7 years having asset values at lease inception of $17.1 million and $4.0 million, respectively, for the nine months ended September 30, 2021.

Material Debt

Overview

As of September 30, 2021, the Company had the following material debt:

•
the Term Loan Facility and the ABL Facility;
•
secured equipment loans and finance lease agreements; and
•
bank mortgage secured by real estate.

The amounts outstanding under such agreements, excluding financing fees, were as follows as of September 30, 2021 (in millions):

Term Loan Facility	$398.0
Equipment term loans	168.8
Finance lease obligations	30.6
Mortgages	2.3
Total long-term debt and finance leases	599.7
Less: current portion	(55.7)
Long-term debt and finance leases obligations, less current portion	$544.0

ABL and Term Loan Facilities and Equipment Financing Agreements

As of September 30, 2021, the Company has (i) a $400.0 million senior secured term loan credit facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base). See Note 6 of Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility, including the March 9, 2021 Term Loan refinancing and the April 29, 2021 ABL Amendment.

The Company had $168.8 million of term loans and $30.6 million of finance leases collateralized primarily by revenue equipment, with terms of 48 to 60 months. Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Letters of credit – Under the terms of the ABL Facility, lenders may issue up to $40 million of standby letters of credit on our behalf. Outstanding letters of credit reduce the availability on the $150 million ABL Facility. Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general liability insurances.

Off-Balance Sheet Arrangements

Information about the Company’s standby letters of credit is included in Note 6 of the Notes to Consolidated Financial Statements included herein. See also Liquidity and Capital Resources above.

Cash Flows

The Company’s summary statements of cash flows information for the nine months ended September 30, 2021 and 2020 is set forth in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020

Net cash provided by operating activities	$115.7	$122.4
Net cash provided by investing activities	$13.7	$34.0
Net cash used in financing activities	$(161.9)	$(62.7)

Operating Activities. Cash provided by operating activities was $115.7 million during the nine months ended September 30, 2021 and consisted of $48.9 million of net income plus $80.9 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes, gain on disposition of property and equipment, non-cash operating lease expense, change in fair value of warrant liability and stock-based compensation, plus $14.1 million of net cash used in working capital and other activities. Cash used in working capital and other activities during the nine months ended September 30, 2021 reflect an increase of $34.5 million in accounts receivable, a $0.7 million increase in other current assets, and a decrease of $0.4 million in accounts payable, which was partially offset by a $21.1 million increase in accrued expenses and other liabilities and a $0.4 million decrease in drivers’ advances and other receivables.

The $6.7 million decrease in cash provided by operating activities during the nine months ended September 30, 2021, as compared with the nine months ended September 30, 2020, was the result of a $50.9 million improvement in net income, reduced by decreases in net cash provided by working capital of $47.0 million and decreases in non-cash items of $10.6 million.

Investing Activities. Cash flows from investing activities decreased from $34.0 million provided by investing activities for the three months ended September 30, 2020 to $13.7 million provided by investing activities for the nine months ended September 30, 2021 reflecting an increase of $16.2 million in cash equipment purchases and a decrease of $4.1 million in cash receipts from sales of revenue equipment for the nine months ended September 30, 2021.

Total net cash capital expenditures (receipts) for the nine months ended September 30, 2021 and 2020 are shown below:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020

Revenue equipment (tractors, trailers and trailer accessories)	29.8	$16.4
Buildings and building improvements	1.2	0.9
Other	3.2	0.7
Total cash capital expenditures	34.2	18.0
Less: Proceeds from sales of property and equipment	47.9	52.0
Net cash capital expenditures (receipts)	$(13.7)	$(34.0)

Financing Activities. Cash flows from financing activities changed from $62.7 million used in financing activities for the nine months ended September 30, 2020 to $161.9 million used in financing activities for the nine months ended September 30, 2021. This change was primarily a result of net debt payments of $79.2 million and $20.4 million in repurchases of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded our disclosure controls and procedures were not effective as of September 30, 2021 due to material weaknesses in internal control over financial reporting that were disclosed in our Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of Common Stock during the three months ended September 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/01/2021 to 07/31/2021	1,482,377	$6.63	1,482,377	—
08/01/2021 to 08/31/2021	—		—	—
09/01/2021 to 09/30/2021	—		—	—
Total	1,482,377	$6.63	1,482,377

(1)
On March 22, 2021, we announced that our Board of Directors approved a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company is authorized to repurchase up to three million shares of our common stock, par value $0.0001 per share (Common Stock). Repurchases under the Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Repurchase Program is effective until all shares have been repurchased under the Stock Repurchase Program or, if earlier, until our Board of Directors suspends or discontinues the Stock Repurchase Program, which could occur at any time without prior notice. As of July 31, 2021, all 3,000,000 shares of Common Stock have been repurchased under the Stock Repurchase Program and no additional shares may be repurchased under the Stock Repurchase Program.

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

Date: October 28, 2021	DASEKE, INC.

	By:	/s/ Jason Bates
	Name:	Jason Bates
	Title:	Chief Financial Officer