Form 10-K
period 2021-12-31
Daseke, Inc.
filed 2022-02-23
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3913221 (IRS Employer Identification No.)
15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Capital Market
Warrants, each exercisable for one half of a share of Common Stock at an exercise price of $5.75 per half share	DSKEW	The NASDAQ Capital Market

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

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller reporting company ☑	Emerging growth company ☐

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

Yes ☐ No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Capital Market as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $291.8 million.

62,566,133 shares of common stock were outstanding as of February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

DASEKE, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people, a fleet of more than 4,500 tractors and 11,000 flatbed and specialized trailers, and has operations throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada. The Company’s predecessor was incorporated in Delaware in 2008.

The Company believes it provides one of the most comprehensive transportation and logistics solutions offerings in the open-deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 5,300 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment. Excluding intercompany eliminations, the Flatbed Solutions segment generated approximately 44% of total segment revenue in 2021, and the Specialized Solutions segment generated approximately 56% of total revenue in 2021. As of December 31, 2021, the Flatbed Solutions segment operated 2,371 tractors and 4,207 trailers, and the Specialized Solutions segment operated 2,326 tractors and 7,059 trailers. In 2021, Daseke’s company and owner-operator drivers drove 405.5 million miles.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. In 2021, approximately 44% of the Company’s freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 56% was derived from asset-light services.

Industry and Competition

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

Open-deck routes are frequently more irregular than dry-van routes due to the nature of the freight. Open-deck lanes stretch across the country, with particular density around corridors of significant lumber, steel and machinery production, notably in Texas, as well as the Southeast, Midwest, and West Coast regions of the United States.

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

Customers

The Company’s customers, many of whom are Fortune 500 companies, rely on it to transport mission-critical loads, making it an integral part of their supply chains. As of December 31, 2021, the Company has approximately 5,300 customers. The Company’s ability to dependably transport high-value, complex and time-sensitive loads as well as provide the value-added logistics services required to plan, transport and deliver loads has resulted in longstanding and established customer relationships. Several of our top customer relationships span more than 20 years on average at the Company’s operating divisions.

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

In 2021, the Company’s Flatbed Solutions segment provided transportation and logistics solutions to approximately 2,500 customers, and the Company’s Specialized Solutions segment provided unique, value-added transportation and logistics solutions to approximately 3,300 customers. See Note 15 of the Company’s audited consolidated financial statements included elsewhere in this Form 10-K for information on its two reportable segments.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on its business. In 2021 and 2020, the Company’s top ten customers accounted for approximately 27% and 31%, respectively, of its revenue; in 2021, no single customer accounted for 10% or more of the Company's revenue and in 2020, one customer represented approximately 10% of the Company’s revenue.

Revenue Equipment

As of December 31, 2021, the Company operated 2,623 company-owned tractors and also had under contract 2,074 tractors owned and operated by independent contractors. The Company also operated 11,266 trailers as of December 31, 2021. Growth of its tractor and trailer fleet is determined by market conditions and its experience and expectations regarding equipment utilization and driver recruitment and retention. In acquiring revenue equipment (tractors, trailers and trailer accessories), the Company considers a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort and resale value. The Company maintains strong relationships with its equipment vendors and the financial flexibility to react as market conditions dictate.

Human Capital

The success and growth of our business is driven by our employees. Our key human capital objectives are to attract, retain, and incentivize talented and experienced existing and future employees to manage and support our operations. We provide our employees compensation and benefit packages, which we believe are competitive within our industry as well as the local markets in which we operate. We understand that providing employees with the resources and support they need to live a healthy life is critical for sustaining a workplace of choice, and our compensation and benefit packages include access for our employees and their families to flexible and convenient health and wellness programs that support their physical, mental, and financial health by providing tools and resources to help them improve or maintain their health. In response to COVID-19, we implemented safety measures at our various locations, which included remote working when practical, expanded health and safety policies, facility modifications, increased communications to employees regarding the impact of the COVID-19, physical distancing procedures, personal protective equipment, and cleaning supplies, increased cleaning protocols, expanding the use of virtual meetings, and minimizing non-essential travel.

As of December 31, 2021, the Company had 4,006 employees, which included 2,454 company drivers. The Company is not a party to any collective bargaining agreements.

We value providing opportunity to people regardless of background and strongly believe that diversity and inclusion make us stronger as a company. We reaffirm our commitment to equal employment opportunity for all people and comply with all applicable federal and state laws pertaining to equal employment opportunity. It is our philosophy to treat our employees and applicants fairly without regard to race, color, sex, religion, national origin, disability, present, past, or future service in any branch of the uniformed services of the United States, citizenship, sexual orientation or gender identity. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace.

The Company also contracts with owner-operator drivers to provide and operate tractors, which provide additional revenue equipment capacity. Independent contractors own or lease their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and highway use taxes. As of December 31, 2021, the Company had 2,309 independent contractors, who accounted for approximately 45% of total miles in 2021.

The Company’s strategy for both company and owner-operator drivers is to (i) use safe and experienced drivers (the majority of driver positions hired require twelve months of over-the-road experience); (ii) promote retention with positive working conditions and a competitive compensation package in the case of company drivers and contracted rates in the case of owner-operator drivers; and (iii) foster a safety-first culture through screening, mandatory drug testing, continuous training, electronic logging system and rewards for accident-free driving. The Company also seeks to minimize turnover of company drivers by providing highly attractive tractors and focusing on providing upgraded nationwide facilities. As a result, at least one of the Company’s operating companies has been named to the Truckload Carriers Association’s 20 Best Fleets to Drive For® in North America each year since 2010.

Safety

The Company takes pride in its safety-focused culture and conducts mandatory intensive orientation for all of its drivers. The U.S. Department of Transportation (DOT) requires that the Company perform drug and alcohol testing that meets DOT regulations, and its safety program includes pre-employment, random and post-accident drug testing and all other testing required by the DOT. The Company also equips its company tractors with critical-event recorders to help continually train drivers and widely deploys truck-mounted cameras, so that the Company can mitigate or reduce the severity of accidents and claims.

Risk Management

The primary safety-related risks associated with the Company’s business include damage to cargo hauled, physical damage to company equipment, damage to buildings and personal property, third-party personal injury and property damage and workers’ compensation. The Company regularly reviews insurance limits and retentions. The Company’s historic auto liability retention, in the majority of instances, was $0.5 million per occurrence. However, after setting up a risk retention group in 2021, our auto liability retention, has increased to $2.0 million per occurrence. In addition, the Company has secured excess liability coverage of up to $48.0 million per occurrence with retention limits of $7.0 million in aggregate.

To the extent under dispatch and in furtherance of the Company’s business, its owner-operators are covered by the Company’s liability coverage. However, each such owner-operator is responsible for physical damage to his or her own equipment, occupational accident coverage, workers' compensation, and liability exposure while the truck is used for non-company purposes.

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

To help offset increases in fuel prices, the Company utilizes a fuel surcharge program designed to compensate the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers. However, in some cases, a customer may request an all-in freight rate without a separate contracted fuel surcharge. In those instances, the Company invoices the all-in freight rate to the customer and allocates an estimated portion of the freight revenue to fuel surcharge revenue. In addition to its fuel surcharge program, the Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures. The Company does not currently use derivatives as a hedge against higher fuel costs.

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

Regulation

The Company’s operations are regulated and licensed by various federal, provincial, state, local and foreign government agencies in the United States and Canada. In the United States, the Company and its drivers must comply with the safety and fitness regulations of the DOT and the agencies within the states that regulate transportation, including those regulations relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. The Company also may become subject to new or more restrictive regulations relating to fuel emissions, environmental protection, drivers’ hours-of-service, driver eligibility requirements, on-board reporting of operations, collective bargaining, ergonomics and other matters affecting safety, insurance and operating methods. Other agencies, such as the U.S. Environmental Protection Agency (EPA), the U.S. Department of Homeland Security (DHS), the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE) also regulate the Company’s equipment, operations, drivers and the environment. The Company conducts operations outside of the United States, and is subject to analogous governmental safety, fitness, weight and equipment regulations and environmental protection and operating standards. For example, in Canada, the Company must conduct its operations in various provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in those provinces. The Company is also subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. If the Company is not in compliance with the FCPA, other anti-corruption laws or other laws governing the conduct of business with government entities (including local laws), it may be subject to criminal and civil penalties and other remedial measures, which could harm its reputation and have a material adverse impact on the Company’s business, financial condition, results of operations, cash flows and prospects. Any investigation of any actual or alleged violations of such laws could also harm the Company’s reputation or have a material adverse impact on its business, financial condition, results of operations, cash flows and prospects.

Transportation Regulations

The DOT, through the Federal Motor Carrier Safety Administration (FMCSA), imposes safety and fitness regulations on the Company and its drivers. In addition, the Company’s subsidiaries that act as property brokers have property broker licenses issued by the FMCSA.

In June 2020, FMCSA revised its Hours-of-Service Rule, which addresses safety issues such as the maximum amount of time that drivers are permitted to be on duty to ensure that drivers stay awake and alert. The revised rule provided flexibility by requiring drivers to take 30-minute breaks after eight hours of consecutive driving time (rather than on-duty time) and the requirement can be satisfied by any non-driving period of 30 consecutive minutes. The revised rule also expands the driving window during adverse driving conditions by an additional two hours, updates the sleeper birth provision to provide more flexibility, and expands the short-haul exception that exempts certain drivers from the requirements when they operate within a 150 air-mile radius of their reporting location and do not exceed a 14-hour duty period.

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

Environmental Regulations

The Company is subject to various environmental laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, and adverse impacts to the environment, including to the soil, groundwater and surface water. The Company has implemented programs designed to monitor and address identified environmental risks. Historically, the Company’s environmental compliance costs have not had a material adverse effect on its business or results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company’s business and results of operations. Additionally, certain of the Company’s operating companies are partners in the EPA’s SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. If the Company fails to comply with applicable environmental laws or regulations, the Company could be subject to costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects and the issuance of orders enjoining performance of some or all of its operations in a particular area. The occurrence of any one or more of such developments could have a material adverse effect on the Company’s business and operating results.

The Company maintains bulk fuel storage and fuel islands at some of its terminals. The Company also has vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, discharge of contaminants, environmental and natural resource damage, and unauthorized hazardous material spills, releases or disposal actions, among others. Some of the Company’s operations are at facilities where soil and groundwater contamination have occurred, and the Company or its predecessors have been responsible for remediating environmental contamination at some locations. In the past, the Company has also been responsible for the costs of cleanup of cargo and diesel fuel spills caused during its transportation operations, including as a result of traffic accidents or other events. If the Company is found to be responsible for such contamination or spills, the Company could be subject to costs and liabilities, including costs for remediation, environmental and natural resource damages and penalties.

In October 2016, the EPA and the National Highway Traffic Safety Administration (NHTSA) jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending through model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. The Phase 2 standards were challenged in federal court, and the litigation remains in abeyance while the EPA reviews the standards. The Company expects that these Phase 2 standards, if unchanged to make less stringent, will result in its incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings. Additionally, in November 2018, the EPA announced the Cleaner Trucks Initiative (CTI), pursuant to which it plans to issue a rule updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. On August 5, 2021, the EPA announced it will roll out a series of three rulemakings intended to reduce greenhouse gas emissions from heavy-duty trucks starting in model year 2027 to implement the CTI program. The Company cannot predict, however, when the EPA may issue the proposed rules and the extent to which its operations and productivity will be adversely impacted, by these or any other new fuel or emission restrictions.

Notwithstanding the federal standards, a number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. For instance, the California Air Resources Board also has adopted emission control regulations that are applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these regulations must be either EPA Smart Way certified or equipped with low-rolling resistance tires and retrofitted with Smart Way-approved aerodynamic technologies. The Company currently purchases Smart Way certified equipment in certain of its new tractor and trailer acquisitions. In order to reduce exhaust emissions, some states and municipalities have also begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity.

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

Insurance Regulations

The Company’s wholly-owned risk retention group is a captive insurance company formed and licensed under the laws of the State of South Carolina, which qualifies as a risk retention group pursuant to the federal and the federal Liability Risk Retention Act of 1986, 15 U.S.C. §§ 3901 et seq. (the Risk Retention Act). Captive insurance companies generally are subject to less stringent regulatory requirements and oversight than commercial insurance companies.

Primary responsibility for the regulation of the Company’s risk retention group is exercised by the South Carolina Department of Insurance (the SCDOI) under The Insurance Law of South Carolina. The Insurance Law of South Carolina, among other things, prescribes solvency standards that must be met and maintained and imposes certain regulatory reporting requirements.

In addition, the risk retention group must comply with the Risk Retention Act and applicable state risk retention statutes complementing the Risk Retention Act, which authorize the formation of risk retention groups to provide liability insurance to persons or firms engaged in businesses or activities that are similar or related with respect to the liability (other than personal risk liability or employers’ liability) to which such firms are exposed. Failure to comply with applicable regulatory requirements could result in monetary penalties and/or the suspension or revocation of the risk retention group’s license. [HL1] Many provisions of the Risk Retention Act have not been construed by the courts or any regulatory agency. The operations of the Company’s risk retention group may have to be modified in the future to be consistent with any subsequent interpretations.

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

In addition, events outside the Company’s control, including global and national heath epidemics or concerns (such as the COVID-19 pandemic), strikes, protests or other work stoppages at its facilities or at customer, port, border or other shipping locations (including as a result of such epidemics or concerns or otherwise), or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements, could lead to reduced economic demand and activity, reduced availability of credit or temporary closing of the shipping locations or United States borders. Such events may reduce the demand for the Company’s services and could impair the Company’s operating efficiency and productivity, which would adversely affect the Company’s business and results of operations.

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

●

advances in technology, including autonomous or driverless trucks, electric vehicles, alternative fuels and artificial intelligence applications may require the Company to increase investments in order to remain competitive, and its customers may not be willing to accept higher freight rates to cover the cost of these investments;

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

The COVID-19 pandemic, and various governmental actions taken to mitigate its impact, has affected, and may materially adversely affect, our operations, financial performance and condition, operating results and cash flows. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. The COVID-19 pandemic has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

●

our revenue has been reduced and may continue to be reduced to the extent the pandemic results in an economic downturn or recession that leads to a decrease in demand for our services or the transportation markets in general;

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

●

we may experience workforce rightsizing-related issues and incur severance payments as a result of adjusting our workforce to market conditions, and we may subsequently experience retention issues and driver shortages due to changes in market conditions;

●

the challenges to working caused by the COVID-19 pandemic and related restrictions may have an impact on our drivers’ and other employees’ wellness, which could impact their retention and productivity and our culture; and we may experience greater driver or other employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy;

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

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on the Company’s operations or mandates to provide services in a specified manner); the impact of the pandemic and governmental restrictions on economic activity; the response of the overall economy and the financial markets; the extent and duration of the effect on consumer confidence and spending; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in the value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, such as shelter-in-place and similar orders that could be or become applicable to our employees and business partners, among others.

General Commercial and Operational Risks

Insurance and claims expenses could significantly reduce the Company’s profitability, and underwriters leaving the marketplace may make it more difficult for the Company to obtain insurance at favorable prices or at all.

The Company is exposed to claims related to, among others, auto liability, general liability, directors and officers liability, errors and omissions liability, liability related to cybersecurity attacks, cargo loss and damage, property damage, personal injury, workers’ compensation, group health, group dental and general umbrella policies. The Company has insurance coverage with third-party insurance carriers, where it is exposed to rising premiums, and it assumes a significant portion of the risk associated with these claims due to the creation of a risk retention group and its self-insured retention (SIR) and deductibles, which can make its insurance and claims expense higher or more volatile. The Company is subject to changing conditions and pricing in the insurance marketplace, including as a result of carriers or underwriters leaving the transportation sector and the increasing frequency and size of auto liability lawsuits, and the cost or availability of various types of insurance may change dramatically in the future, particularly if its claims experience deteriorates. If the Company’s insurance or claims expense increases, and the Company is unable to offset the increase with higher freight rates, its results of operations could be materially and adversely affected. With respect to insurance risk retained by the Company through its wholly-owned risk retention group, expected losses are based in part on actuarial studies which make certain projections with respect to the loss experience of the Company. Actual results may differ substantially from projections. The Company’s results of operations may also be materially and adversely affected if it experiences a claim in excess of its coverage limits, a claim for which coverage is not provided or a claim that is covered but the insurance company fails to perform.

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

Investment in new equipment is a significant part of the Company’s annual capital expenditures, and the Company requires an available supply of tractors and trailers from equipment manufacturers to operate and grow its business. In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emission system design requirements mandated by the EPA and various state agencies, which are intended to reduce emissions. Future use of semi-autonomous functionality in tractors and alternative fuel vehicles could increase the price of new tractors. If new equipment prices increase more than anticipated, the Company could incur higher depreciation and rental expenses than anticipated. If the Company is unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, its results of operations and cash flows could be adversely affected.

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

During prolonged periods of decreased tonnage levels, the Company and other trucking companies may make strategic fleet reductions, which could result in an increase in the supply of used equipment. When the supply exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases. Used equipment prices are also subject to substantial fluctuations based on availability of financing and commodity prices for scrap metal. Future use of semi-autonomous functionality in tractors and alternative fuel vehicles could also decrease the value of used tractors. A depressed market for used equipment could require the Company to trade its revenue equipment at depressed values or to record losses on disposal or an impairment of the carrying values of its revenue equipment that is not protected by residual value arrangements.

The Company derives a material portion of its revenue from its major customers, the loss of one or more of which could have a material adverse effect on the Company’s business and results of operations.

A material portion of the Company’s revenue is generated from its major customers. In 2021 and 2020, the Company’s top ten customers, based on revenue, accounted for approximately 27% and 31%, respectively, of the Company’s revenue. In 2021, no single customer represented 10% or more of the Company's revenue, and in 2020, one customer accounted for approximately 10% of its revenue. In addition, a material portion of the Company’s freight is from customers in the building materials industry, and as such, the Company’s results may be susceptible to trends in construction cycles, which are affected by numerous factors, including rates of infrastructure spending, real estate equity values, interest rates and general economic conditions. The Company’s customers’ financial difficulties can negatively impact the Company’s results of operations and financial condition, especially if they were to delay or default on payments to the Company.

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

Approximately 44% of the Company’s freight revenue was carried by independent contractor owner-operators in 2021. The Company’s reliance on independent contractor owner-operators creates numerous risks for the Company’s business. For example, the Company provides financing to certain of its independent contractor owner-operators purchasing tractors from the Company. If owner-operators operating the tractors the Company financed default under or otherwise terminate the financing arrangement and the Company is unable to find a replacement owner-operator, the Company may incur losses on amounts owed to it with respect to the tractor in addition to any losses it may incur as a result of idling the tractor. Further, if the Company is unable to provide such financing in the future, due to liquidity constraints or other restrictions, the Company may experience a shortage of owner-operators.

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

Driver shortages in the industry have required, and could continue to require, the Company to spend more money to attract and retain company and owner-operator drivers. Also, the Company may face difficulty maintaining or increasing its number of company and owner-operator drivers because of the intense competition for drivers. Compliance and enforcement with initiatives included in the CSA program implemented by the FMCSA and regulations adopted by the DOT relating to driver time and safety and fitness could further reduce the availability of qualified drivers. In addition, like most in its industry, the Company suffers from a high turnover rate of drivers, especially with respect to company drivers. Further, with respect to owner-operator drivers, due to the absence of long-term personal services contracts, owner-operators can quickly terminate their business relationships with the Company. If the Company is unable to continue to attract and retain a sufficient number of company and owner-operator drivers, it could be required to operate with fewer tractors and face difficulty meeting shipper demands or be forced to forego business that would otherwise be available to it, which developments could adversely affect its profitability and ability to maintain or grow its business.

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

The Company and its subsidiary operating companies have undergone significant changes in their management teams in the past three years, including a new Chief Executive Officer in 2021, which may have a negative impact on the Company’s ability to retain or recruit key personnel, employees and drivers. The Company also recently experienced significant changes and turnover to its board of directors. Leadership transitions, which the Company may continue to experience, may also cause disruption to the Company’s business, result in operational and administrative inefficiencies and added costs, and adversely affect the Company’s corporate governance, internal controls, enterprise risk management, business models and strategic priorities. The inability to adequately fill vacancies in key personnel positions on a timely basis could also negatively affect the Company’s business, operations and ability to implement its business strategy.

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

In the second half of 2019, the Company initiated several organizational improvement plans, which resulted in significant costs, including severance and other related payments and lease termination fees. In addition, the Company expects to announce additional integrations in 2022. As of December 31, 2021, the Company has incurred $18.2 million in costs related to these plans. These plans could also result in significant disruptions to the Company’s operations or result in the loss of customer and market share in certain geographic territories. For example, because the Company’s customers interface directly with management and employees employed by subsidiaries that comprise the Company’s various operating segments, any consolidation or restructuring of such subsidiaries may not be viewed positively by customers who may choose to reassess whether to use the Company’s services. If the Company does not fully realize or maintain the anticipated benefits of these plans, its business, results of operations and prospects could be adversely affected.

The Company may be unable to realize all of the intended benefits from acquisitions or investments.

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

The Company may also make strategic investments in new technologies which are inherently risky. The Company may not be able to derive the expected value or benefit from such investments or may incur higher than expected costs in realizing a return on such investments, which could have a material adverse effect on its business and financial results.

The Company may not be able to complete divestitures successfully.

As part of the Company’s business strategy, it evaluates the potential disposition of assets and businesses that may no longer help it meet its objectives. When the Company decides to sell assets or a business, it may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or at all. The Company may also dispose of assets or a business at a price or on terms that are less desirable than it had anticipated. In addition, it may experience greater dis-synergies than expected, and the impact of the divestiture on its business, results of operations and prospects may be larger than projected. Dispositions may also involve continued financial involvement in the divested business, such as through guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of the Company’s control could affect its future financial results. Moreover, seeking divestiture opportunities and evaluating and completing them require significant investment of time and resources, may disrupt the Company’s business, distract management from other responsibilities, and may result in losses on disposal.

Risks Relating to Indebtedness and Liquidity

The Company may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under applicable debt instruments, which may not be successful.

As of December 31, 2021, the Company had $594.5 million of indebtedness outstanding. Its ability to make scheduled payments or to refinance its indebtedness obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond its control. The Company may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness. If the Company’s cash flows and capital resources are insufficient to fund debt service obligations, the Company may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. The Company’s ability to restructure or refinance indebtedness will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of the Company’s credit rating, which could harm its ability to incur additional indebtedness.

The Company’s credit facilities (as defined below) and the terms of the Series A Preferred Stock contain restrictive covenants that may impair its ability to conduct business. The inability to maintain compliance with these covenants could lead to default and acceleration under the credit facilities.

The Company’s credit facilities and terms of the Series A Preferred Stock contain restrictive covenants that limit management’s discretion with respect to certain business matters. Among other things, these covenants, subject to certain limitations and exceptions, restrict the Company’s ability to incur additional indebtedness, change the nature of the business, merge or consolidate with, or acquire, another entity, and sell or otherwise dispose of assets. While the Term Loan Facility does not have any financial covenants, the ABL facility contains a financial covenant such that during any period after a default or event of default or after excess availability falling below certain thresholds, the Company must maintain a minimum consolidated fixed charge coverage ratio on a quarterly basis. The ABL Facility also contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility. These restrictions may also limit the Company’s ability to obtain future financings to withstand a future downturn in its business or the economy in general, or to otherwise conduct necessary corporate activities. The Company may also be prevented from taking advantage of business opportunities that arise because of the limitations that its debt agreements impose on it. A breach of any covenant in the Company’s credit facilities or certain of its other debt agreements would result in a default thereunder after any applicable grace periods expire and, if not waived, could result in acceleration of amounts borrowed thereunder. Further, the Company’s credit facilities and certain of its other debt agreements contain cross-default provisions, such that a default under one agreement would create a default under the other agreements.

The Company’s leverage and debt service obligations may adversely affect its business and prospects.

As of December 31, 2021, the Company had $594.5 million of indebtedness outstanding. The Company’s level of indebtedness could adversely affect it in several ways, including the following:

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

●

limit its ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness; and

●

make it more likely that a reduction in its borrowing base would result in a mandatory repayment in an amount equal to the positive difference, if any, of (a) the outstanding principal amount outstanding under the ABL Facility less (b) the borrowing base then in effect.

Indebtedness under the Company’s credit facilities also make us vulnerable to increases in interest rates as they bear interest at a rate that may vary with prevailing interest rates. Currently, such loans may be base rate loans or LIBOR loans. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform and is currently being phased-out. At this time, it is not possible to predict how markets will respond to alternative reference rates, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The consequences of these developments cannot be predicted, but could include an increase in the cost of our indebtedness under the Company’s credit facilities.

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

The Company maintains aboveground and underground bulk fuel storage tanks and fueling islands at some of its facilities and vehicle maintenance operations at certain of its facilities, and its operations involve the risks of fuel spillage or seepage into the environment, environmental and natural resource damages and unauthorized hazardous material spills, releases or disposal actions, among others. If the Company has operational spills or accidents or if it is found to be in violation of, or otherwise liable under, environmental or worker health or safety laws or regulations, the Company could incur significant costs and liabilities, which may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of the Company’s operations in a particular area. Under certain environmental laws, the Company could be subject to strict and joint and several liability, without regard to fault or legality of conduct, for costs relating to contamination at facilities the Company owns or operates or previously owned or operated and at third-party sites where the Company disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving the Company’s vehicles. The Company often operates in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which the Company has incurred and may, in the future, incur remedial or other environmental liabilities.

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

As of December 31, 2021, the Company had recorded goodwill of $140.1 million and indefinite-lived intangible assets of $50.9 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 350, Intangibles — Goodwill and Other, the Company tests goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Any excess in carrying value over the estimated fair value is charged to the Company’s results of operations. Further, the Company may never realize the full value of its intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could have an adverse effect on the Company’s financial condition and results of operations. If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values and the estimated fair value of the Company’s goodwill and long-lived assets could change significantly, and could result in future non-cash impairment charges, which could materially impact its results of operations and financial condition for any such future period. During 2021, there were no impairment charges recorded by the Company related to goodwill or intangible assets.

We previously identified a material weakness in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our internal resources and personnel may be insufficient to avoid accounting errors, and there can be no assurance that we will not have material weaknesses in our internal control over financial reporting. For example, as of December 31, 2019, two material weaknesses relating to information technology general controls and management’s review of the specialists’ impairment analysis were identified, and as of December 31, 2020, a material weakness was identified related to the accounting for the warrants that we issued in 2015. These material weaknesses have been fully remediated, but we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date.

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

Mr. Daseke and his affiliates beneficially owned approximately 29% of the Company’s common stock as of December 31, 2021. Consequently, Mr. Daseke and his affiliates are able to strongly influence all matters that require approval by the Company’s stockholders, including changes to the Company’s organizational documents and approval of acquisition and disposition offers and other significant corporate transactions. This concentration of ownership will limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Company’s common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

The Company’s charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or agents.

The Company’s charter provides that, unless it consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on the Company’s behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers, employees or agents to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law (DGCL) or the Company’s charter or bylaws, or (iv) any action asserting a claim against the Company that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock will be deemed to have notice of, and consented to, the provisions of the Company’s charter described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, employees or agents, which may discourage such lawsuits against the Company and such persons. Alternatively, if a court were to find these provisions of the Company’s charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.

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

Item 2. Properties

The Company's headquarters office, which is leased, is located in a multi-tenant office building in Addison, Texas. The Company has various owned and leased properties in North America, none of which are individually material. The Company’s terminals may include general and executive offices, customer service, sales/marketing, fuel and/or maintenance, parking and warehousing facilities. In addition, the Company owns parcels of vacant land and leases or owns several non-operating facilities in various locations around the United States. The Company also maintains various drop yards throughout the United States and Canada. The Company believes that substantially all of its property and equipment is in good condition and its buildings and improvements have sufficient capacity to meet current needs and that properties can be retained or replaced at an acceptable cost. From time to time, the Company invests in additional facilities to meet the needs of its business as it pursues additional growth.

Item 3. Legal Proceedings

The Company is involved in litigation and claims primarily arising in the normal course of business, which include personal injury claims, employment-related claims, or property damage claims incurred in relation to the transportation of freight. The Company’s insurance program for liability, physical damage, cargo damage and workers’ compensation involves self-insurance with varying risk retention levels.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Daseke’s common stock and warrants trade on NASDAQ under the symbols “DSKE” and “DSKEW,” respectively. As of February 11, 2022, there were 50 stockholders of record of its common stock. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these record holders.

The Company has not paid any cash dividends on its common stock. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends on its common stock in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements, debt covenants and general financial condition. The payment of any cash dividends will be within the discretion of the Company’s board of directors at such time. In addition, the Company’s credit facilities (as described in Note 8 of Notes to Consolidated Financial Statements) restrict the Company’s ability to pay dividends, subject to certain negotiated exceptions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“this MD&A”) should be read in conjunction with the Company’s audited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events and risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” above.

Introduction

This MD&A is intended to provide investors with an understanding of the Company’s recent performance, financial condition and prospects. This discussion and analysis compares 2021 results to 2020.

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets. The Company believes it provides one of the most comprehensive transportation and logistics solution offerings in the open-deck industry. The Company delivers a diverse offering of transportation and logistics solutions to approximately 5,300 customers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment. Excluding intercompany eliminations, the Flatbed Solutions segment revenue and the Specialized Solutions segment revenue was approximately 44% and 56%, respectively, of segment revenue in 2021 and approximately 40% and 60%, respectively, of segment revenue in 2020.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing shippers with certainty of delivery and continuity of operations. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs. Approximately 44% of 2021 freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 56% was derived from asset-light services.

Industry Trends and Outlook; Impact of the COVID-19 Pandemic

In light of the ongoing spread of the novel coronavirus, or COVID-19, in the United States and abroad, including the emergence of new variants of the coronavirus, government and public health authorities continue to recommend or impose regulations designed to protect human life, but which have simultaneously had (and are expected to continue to have) serious adverse impacts on domestic and foreign economies. As levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity and to measures of industrial production since many of the Company’s customers are in the manufacturing and industrial segments, the Company expects that its results of operations and financial condition could be adversely impacted in the near-term by the COVID-19 pandemic.

In particular, in 2020, shelter-in-place mandates, the closing of manufacturing facilities and the overall depressed economic environment significantly affected demand for many of the Company’s customers, including those in aerospace and manufacturing industries. However, given the diversity of the Company’s customer base and the various end markets that Daseke serves, not all of the Company’s customers were as affected. During 2020, demand for the Company’s services by customers in certain end markets, such as wind energy, defense projects and high security cargo, increased, partially offsetting softness in other end markets, and in 2021, the Company saw pockets of strength throughout its industrial customer base that were previously pressured by the pandemic. In many of the geographic regions in which the Company operates, state-ordered business closures and masking mandates have been lifted; however, some businesses may implement their own policies related to masks and vaccination. While a federal vaccine mandate enforceable by OSHA has been suspended pending developments in litigation, certain customers, or potential customers, may require all service providers to be vaccinated. Accordingly, uncertainty regarding the impact of the COVID-19 pandemic, and various governmental actions taken to mitigate its impact, remains.

As an essential business under the guidelines issued by each of the Company’s states of operations, the Company has been allowed to continue to operate its business through the COVID-19 pandemic, and in general, the Company has experienced limited operational impacts as a result of COVID-19 directly. In fact, during 2021, freight rates have exceeded pre-pandemic levels and volumes improved (although overall miles were down due to strategic right-sizing efforts unrelated to the COVID-19 pandemic). All of the Company's operating sites have remained open and have been operating since the beginning of the COVID-19 pandemic. Despite some sporadic and short-lived COVID-19 pandemic disruptions to outbound volumes during 2020 at the nation's ports that the Company serves, these ports have remained open with strong inbound and outbound volumes during 2021. The Company has permitted some personnel to work from home and has taken additional precautions to ensure the safety of its workforce, customers and the communities in which it operates.

The Company believes that a significant portion of its cost structure is variable, and the Company has taken and will continue to take aggressive actions to adjust its expenses to reflect changes in demand for its services. These actions, which have been supported by the operational integrations and business improvement plans that the Company began to implement in 2019 (and which are discussed below), have included reduced use of contractors, reduced travel and advertising costs, reduced employee hours, furloughs, layoffs and voluntary use of paid time off, consistent with local regulations. The Company's volumes, which have improved post-pandemic, were impacted due to the strategic rightsizing of tractors that served unprofitable business lines, while the freight rate increases more than offset this decline. In addition, the actions that the Company is taking, combined with the variable components of its cost structure, has, and should continue to, partially mitigate the impact of the pandemic on its results of operations. Conversely, however, the Company is taking additional measures and incurring additional expense to protect the health and safety of its workforce and its customers. In addition, the Company could incur restructuring and other costs as it modifies and right-sizes its operations for declines and/or surges in demand.

The COVID-19 pandemic could impact the Company in 2022. However, we expect a modest increase in volumes in 2022 as the freight environment remains strong, despite the decrease in volumes due to the strategic rightsizing of tractors in 2021. We have a diverse customer base with exposure to a wide array of industrial end markets, each of which are experiencing their own respective growth and economic recovery patterns. The effect of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect the Company’s business, results of operations and financial condition. We cannot anticipate the effect of the COVID-19 pandemic or the degree to which the economy rebounds post-pandemic will have on our fiscal 2022 results, or the effectiveness and distributions of vaccines and therapeutics and changes to mask mandate policies. See “Item 1A. Risk Factors—Risks Relating to the COVID-19 Pandemic” for more information regarding risks relating to the COVID-19 pandemic.

Thus far in 2022 and looking ahead to the remainder of 2022, despite pressures related to the COVID-19 pandemic, such as increased operating costs and inflationary pressures, driver shortages, and supply chain disruptions, the Company remains optimistic that its internally-driven, operational improvements and industrial end market tailwinds will combine to improve financial performance in 2022 as compared to 2021.

Revenue

The Company records four types of revenue: freight (company and owner operator), brokerage, logistics and fuel surcharge. Freight revenue is generated by hauling freight for the Company’s customers using its tractors or its owner-operators’ equipment. Generally, the Company’s customers pay for its services based on the number of miles in the most direct route between pick-up and delivery locations and other ancillary services the Company provides. Freight revenue is the product of the number of revenue-generating miles driven and the rate per mile the Company receives from customers plus assessorial charges, such as loading and unloading freight for its customers, cargo protection, fees for detaining its equipment or fees for route planning and supervision. Freight revenue is affected by fluctuations in North American economic activity as well as changes in specific customer demand, the level of capacity in the industry and driver availability.

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

Fuel surcharges are designed to compensate the Company for fuel costs above a certain cost per gallon base. Generally, the Company receives fuel surcharges on the miles for which it is compensated by customers. However, in some cases, a customer may request an all-in freight rate without a separate contracted fuel surcharge. In those instances, the Company invoices the all-in freight rate to the customer and allocates an estimated portion of the freight revenue to fuel surcharge revenue. The Company continues to have exposure to increasing fuel costs related to empty miles, fuel efficiency challenges due to engine idle time and other factors and to the extent to which the surcharge charged to the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. In general, a declining energy and fuel price environment negatively affects the Company’s fuel surcharge revenues, and conversely, an environment with rising fuel and energy prices benefits its fuel surcharge revenues. As discussed above, although the Company’s surcharge programs vary by customer, they typically involve a computation based on the change in national or regional fuel prices. The Company’s fuel surcharges are billed on a delayed basis, meaning it typically bills customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Also, its fuel surcharge programs typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.

Expenses

The Company’s most significant expenses vary with miles traveled and include driver wages (which are recorded on the “Salaries, wages and employee benefits” line of the Company’s consolidated statements of operations and comprehensive income), services purchased from owner-operators and other transportation providers (which are recorded on the “Purchased freight” line of the Company’s consolidated statements of operations and comprehensive income) and fuel. Driver-related expenses vary with miles traveled.

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

Income from Operations

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

Results of Operations

The following table sets forth items derived from the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020 in dollars and as a percentage of total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE:
Company freight	$629.7	40.4	$676.8	46.5	$(47.1)	(7.0)
Owner operator freight	486.5	31.3	408.9	28.1	77.6	19.0
Brokerage	269.0	17.3	234.3	16.1	34.7	14.8
Logistics	39.2	2.5	37.4	2.6	1.8	4.8
Fuel surcharge	132.4	8.5	96.7	6.7	35.7	36.9
Total revenue	1,556.8	100.0	1,454.1	100.0	102.7	7.1

OPERATING EXPENSES:
Salaries, wages and employee benefits	378.3	24.3	399.4	27.5	(21.1)	(5.3)
Fuel	107.3	6.9	87.3	6.0	20.0	22.9
Operations and maintenance	143.8	9.2	169.1	11.6	(25.3)	(15.0)
Communications	4.0	0.3	3.6	0.2	0.4	11.1
Purchased freight	598.5	38.4	491.4	33.8	107.1	21.8
Administrative	62.8	4.0	66.5	4.6	(3.7)	(5.6)
Sales and marketing	1.9	0.1	1.8	0.1	0.1	5.6
Taxes and licenses	14.8	1.0	16.4	1.1	(1.6)	(9.8)
Insurance and claims	61.3	3.9	66.9	4.6	(5.6)	(8.4)
Depreciation and amortization	88.1	5.7	98.3	6.8	(10.2)	(10.4)
Gain on disposal of assets	(17.1)	(1.1)	(6.9)	(0.5)	(10.2)	147.8
Impairment	—	—	15.4	1.1	(15.4)	(100.0)
Restructuring charges	0.3	0.0	9.5	0.7	(9.2)	(96.8)
Total operating expenses	1,444.0	92.8	1,418.7	97.6	25.3	1.8

INCOME FROM OPERATIONS	112.8	7.2	35.4	2.4	77.4	218.6

Other (income) expense:
Interest income	(0.3)	(0.0)	(0.6)	(0.0)	0.3	(50.0)
Interest expense	33.5	2.2	44.9	3.1	(11.4)	(25.4)
Change in fair value of warrant liability	(1.6)	(0.1)	2.1	0.1	(3.7)	(176.2)
Other	(0.8)	(0.1)	(14.9)	(1.0)	14.1	(94.6)
Total other expense	30.8	2.0	31.5	2.2	(0.7)	(2.2)

Income before income taxes	82.0	5.3	3.9	0.3	78.1	2,002.6
Income tax expense (benefit)	26.0	1.7	(0.2)	(0.0)	26.2	(13,100.0)
Net income	$56.0	3.6	$4.1	0.3	$51.9	1,265.9

OPERATING STATISTICS:
Company miles	222.6		251.5		(28.9)	(11.5)
Owner operator miles	182.9		191.3		(8.4)	(4.4)
Total miles (in millions)	405.5		442.8		(37.3)	(8.4)

Rate per mile	$2.75		$2.45		$0.30	12.2

Company-operated tractors, as of year-end	2,623		2,953		(330)	(11.2)
Owner-operated tractors, as of year-end	2,074		2,099		(25)	(1.2)
Number of trailers, as of year-end	11,266		11,579		(313)	(2.7)

Company-operated tractors, average for the year	2,715		3,373		(658)	(19.5)
Owner-operated tractors, average for the year	2,099		2,208		(109)	(4.9)
Total tractors, average for the year	4,814		5,581		(767)	(13.7)

The following table sets forth the Company’s Specialized Solutions segment’s revenue, operating expenses and operating income for the years ended December 31, 2021 and 2020 in dollars and as a percentage of its Specialized Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Specialized Solutions segment for the years ended December 31, 2021 and 2020.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE(1):
Company freight	$460.0	52.7	$495.6	55.4	$(35.6)	(7.2)
Owner operator freight	158.6	18.1	152.5	17.1	6.1	4.0
Brokerage	157.1	18.0	165.6	18.5	(8.5)	(5.1)
Logistics	34.1	3.9	34.5	3.9	(0.4)	(1.2)
Fuel surcharge	64.2	7.3	45.5	5.1	18.7	41.1
Total revenue	874.0	100.0	893.7	100.0	(19.7)	(2.2)

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	238.2	27.3	255.2	28.6	(17.0)	(6.7)
Fuel	73.8	8.4	56.2	6.3	17.6	31.3
Operations and maintenance	102.6	11.7	127.6	14.3	(25.0)	(19.6)
Purchased freight	254.2	29.1	245.4	27.5	8.8	3.6
Depreciation and amortization	51.8	5.9	59.1	6.6	(7.3)	(12.4)
Impairment	—	—	13.4	1.5	(13.4)	(100.0)
Restructuring charges	0.3	0.0	8.8	1.0	(8.5)	(96.6)
Other operating expenses	67.3	7.7	74.7	8.4	(7.4)	(9.9)
Total operating expenses	788.2	90.2	840.4	94.0	(52.2)	(6.2)

INCOME FROM OPERATIONS	$85.8	9.8	$53.3	6.0	$32.5	61.0

OPERATING STATISTICS:
Company miles	148.1		155.2		(7.1)	(4.6)
Owner operator miles	47.6		49.7		(2.1)	(4.2)
Total miles (in millions)	195.7		204.9		(9.2)	(4.5)

Rate per mile	$3.16		$3.16		$—	—

Company-operated tractors, as of year-end	1,819		1,960		(141)	(7.2)
Owner-operated tractors, as of year-end	507		501		6	1.2
Number of trailers, as of year-end	7,059		7,324		(265)	(3.6)

Company-operated tractors, average for the year	1,863		2,255		(392)	(17.4)
Owner-operated tractors, average for the year	508		634		(126)	(19.9)
Total tractors, average for the year	2,371		2,889		(518)	(17.9)

(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth the Company’s Flatbed Solutions segment’s revenue, operating expenses and operating income for the years ended December 31, 2021 and 2020 in dollars and as a percentage of its Flatbed Solutions segment’s total revenue and the increase or decrease in the dollar amounts of those items. The following table also sets forth certain operating statistics for the Company’s Flatbed Solutions segment for the years ended December 31, 2021 and 2020.

FLATBED SOLUTIONS

	Year Ended December 31,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile)	$	%	$	%	$	%
REVENUE(1):
Company freight	$178.7	25.7	$191.2	33.0	$(12.5)	(6.5)
Owner operator freight	330.1	47.5	262.1	45.3	68.0	25.9
Brokerage	112.3	16.2	70.3	12.1	42.0	59.7
Logistics	4.7	0.7	2.9	0.5	1.8	62.1
Fuel surcharge	68.9	9.9	52.4	9.1	16.5	31.5
Total revenue	694.7	100.0	578.9	100.0	115.8	20.0

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	114.6	16.5	124.1	21.4	(9.5)	(7.7)
Fuel	33.5	4.8	31.1	5.4	2.4	7.7
Operations and maintenance	41.2	5.9	41.5	7.2	(0.3)	(0.7)
Purchased freight	356.6	51.3	264.5	45.7	92.1	34.8
Depreciation and amortization	35.1	5.1	38.3	6.6	(3.2)	(8.4)
Impairment	—	—	2.0	0.3	(2.0)	(100.0)
Restructuring charges	—	—	0.6	0.1	(0.6)	(100.0)
Other operating expenses	41.1	5.9	44.2	7.6	(3.1)	(7.0)
Total operating expenses	622.1	89.5	546.3	94.4	75.8	13.9

INCOME FROM OPERATIONS	$72.6	10.5	$32.6	5.6	$40.0	122.7

OPERATING STATISTICS:
Company miles	74.6		96.3		(21.7)	(22.5)
Owner operator miles	135.3		141.6		(6.3)	(4.4)
Total miles (in millions)	209.9		237.9		(28.0)	(11.8)

Rate per mile	$2.42		$1.91		$0.51	26.7

Company-operated tractors, as of year-end	804		993		(189)	(19.0)
Owner-operated tractors, as of year-end	1,567		1,598		(31)	(1.9)
Number of trailers, as of year-end	4,207		4,255		(48)	(1.1)

Company-operated tractors, average for the year	852		1,118		(266)	(23.8)
Owner-operated tractors, average for the year	1,591		1,574		17	1.1
Total tractors, average for the year	2,443		2,692		(249)	(9.2)

(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue. Total revenue increased $102.7 million for the year ended December 31, 2021, as compared to the same period in 2020. The exit of the Aveda operations, which was completed in the fourth quarter of 2020, resulted in a $51.7 million, or 3.6%, reduction in total revenue. The increase in total revenue was driven primarily by the redeployment of assets, the improvement in our brokerage service offering year-over-year, and capturing elevated freight rates in both of our operating segments and increased fuel surcharge revenues offset by the normalization of wind-related revenues in the Specialized Solutions segment in 2021 as compared to 2020. In addition, there was a 12.2% increase in rate per mile and an 8.4% decrease in total miles driven.

The Company’s Specialized Solutions segment’s revenue decreased $19.7 million for the year ended December 31, 2021, as compared to the same period in 2020, driven primarily by the exit of the Aveda operations resulting in a $51.7 million, or 5.8%, reduction in the

Specialized Solutions segment's revenue consisting of $40.0 million reduction in total freight revenue, $11.4 million reduction in brokerage revenue, and $0.3 million reduction in logistics revenue. The decrease was also due to the normalization of wind-related revenues in 2021 as compared to 2020, and was partially offset by an $18.7 million increase in fuel surcharge due to increased fuel costs that led to higher fuel surcharges.

The Company’s Flatbed Solutions segment’s revenue increased $115.8 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to increases in owner operator freight and brokerage revenue. Owner operator freight increased $68.0 million due to a 31.8% increase in owner operator rate per mile, partially offset by a 4.4% decrease in miles driven. The redeployment of assets into more favorable end markets resulted in increased brokerage revenue of $42.0 million. The increase in fuel surcharge revenue was due to increased fuel costs that led to higher fuel surcharges. Company freight revenue decreased due to the downsizing of company tractors which led to a decrease in miles.

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

Salaries, wages and employee benefits expense decreased $21.1 million for the year ended December 31, 2021, as compared to the same period in 2020. The decrease in salaries, wages and employee benefits expense was primarily due to lower driver pay due to the decrease in company miles and additional benefits from decreased employee headcount related to Project Synchronize. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 3.3% for the year ended December 31, 2021, as compared to the same period in 2020.

The Company’s Specialized Solutions segment had a $17.0 million decrease in salaries, wages and employee benefits expense for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to lower driver pay due to the decrease in company miles and additional benefits from decreased employee headcount related to Project Synchronize. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 1.9% for the year ended December 31, 2021, as compared to the same period in 2020.

The Company’s Flatbed Solutions segment had a $9.5 million decrease in salaries, wages and employee benefits expense for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to lower driver pay due to the decrease in company miles and additional benefits from decreased employee headcount related to Project Synchronize. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 4.7% for the year ended December 31, 2021, as compared to the same period in 2020.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total consolidated fuel expense increased $20.0 million for the year ended December 31, 2021, as compared to the same period in 2020. Total fuel expense for the Specialized Solutions segment increased $17.6 million for the year ended December 31, 2021, as compared to the same period in 2020. Total fuel expense for the Flatbed Solutions segment increased $2.4 million for the year ended December 31, 2021, as compared to the same period in 2020. These increases were primarily due to a 28.9% increase in fuel prices, partially offset by an 11.5% decrease in Company miles driven for the year ended December 31, 2021, as compared to the same period in 2020. Company miles driven in our Specialized Solutions segment decreased 4.6% for the year ended December 31, 2021, as compared to the same period in 2020. Company miles driven in our Flatbed Solutions segment decreased 22.5% for the year ended December 31, 2021, as compared to the same period in 2020.

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

Operations and maintenance expense decreased $25.3 million for the year ended December 31, 2021, as compared to the same period in 2020 due to a decrease of $5.8 million in maintenance costs such as repairs and tires, $18.4 million in operation costs such as pilot car and permit fees, and $1.2 million in other operations expenses. Operations and maintenance expense in our Specialized Solutions segment decreased $25.0 million for the year ended December 31, 2021, as compared to the same period in 2020 due to a decrease of $5.2 million in maintenance expense such as repairs and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $18.3 million in operation costs such as pilot car and permit fees and a decrease of $1.5 million in other operations expenses. These expenses were lower in 2021 compared to 2020 primarily due to the record wind activity we experienced in 2020 that was more normalized in 2021. Operations and maintenance expense in our Flatbed Solutions segment decreased $0.3 million for the year ended December 31, 2021, as compared to the same period in 2020 due to a decrease of $0.6 million in maintenance and upkeep of tractors and trailers, partially offset by $0.3 million increase in operations expenses. In addition, there were fewer tractors, which helped reduce the overall operations and maintenance expense. Operations and maintenance expense, as a percentage of revenue (excluding brokerage revenue), decreased 2.7% for the year ended December 31, 2021, as compared to the same period in 2020.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased $107.1 million for the year ended December 31, 2021, as compared to the same period in 2020. Purchased freight expense from owner operators increased $69.2 million, or 20.9%, for the year ended December 31, 2021, as compared to the same period in 2020 as a result of a 24.4% increase in owner operators' rate, partially offset by a 4.4% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $37.9 million, or 23.6%, for the year ended December 31, 2021, as compared to the same period in 2020, as a result of an increase in utilization of third-party capacity providers in the Company's Flatbed Solutions segment. Purchased freight expense, as a percentage of consolidated revenue, for the year ended December 31, 2021, increased 4.6%, as compared to the same period in 2020.

The Company’s Specialized Solutions segment’s purchased freight expense increased $8.8 million for the year ended December 31, 2021, as compared to the same period in 2020. Purchased freight expense from owner operators increased $8.7 million, or 7.7%, for the year ended December 31, 2021, as compared to the same period in 2020, as a result of a 8.6% increase in owner operators' rate, partially offset by a 4.2% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $0.1 million, or 0.1%, for the year ended December 31, 2021, as compared to the same period in 2020, as a result of a decrease in utilization of third-party capacity providers. The Company had utilized third-party capacity providers for excess wind volumes in 2020 that was more normalized in 2021. Other operating companies within the Specialized Solutions segment had an increase in brokerage which partially offset this decrease due to the normalization of wind. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the year ended December 31, 2021 increased 1.6%, as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s purchased freight expense increased $92.1 million for the year ended December 31, 2021, as compared to the same period in 2020. Purchased freight expense from owner-operators increased $60.6 million, or 27.6%, for the year ended December 31, 2021, as compared to the same period in 2020, as a result of a 31.8% increase in owner operators’ rate, partially offset by a 4.4% decrease in owner operators’ miles driven. Purchased freight expense from third-party capacity providers increased $31.5 million, or 70.3%, for the year ended December 31, 2021, as compared to the same period in 2020, primarily as a result of increased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the year ended December 31, 2021, increased 5.6%, as compared to the same period in 2020.

Administrative. Administrative expense consists of operating lease cost for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense decreased $3.7 million for the year ended December 31, 2021, as compared to the same period in 2020 as a result of cost reduction initiatives. Administrative expense, as a percentage of revenue, was generally consistent with the same period in 2020.

Taxes and Licenses.  Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its equipment fleet. Taxes and license expense decreased $1.6 million for the year ended December 31, 2021, as compared to the same period in 2020 as a result of an 8.0% decrease in the average company-owned tractor and trailer count. Operating taxes and license expense, as a percentage of revenue, was generally consistent with the same period in 2020.

Insurance and Claims.  Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense decreased $5.6 million for the year ended December 31, 2021, as compared to the same period in 2020 due to decreases in insurance claims and premiums. Insurance and claims, as a percentage of revenue, for the year ended December 31, 2021, decreased 0.7% compared to the same period in 2020.

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

Depreciation and amortization expense decreased $10.2 million for the year ended December 31, 2021, as compared to the same period in 2020 as a result of a 19.5% decrease in average tractor count in the Company’s fleet.

The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased $7.3 million for the year ended December 31, 2021, as compared to the same period in 2020 as a result of a 17.4% decrease in average tractor count in the segment’s fleet.

The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased $3.2 million for the year ended December 31, 2021, as compared to the same period in 2020 as a result of a 23.8% decrease in average tractor count in the segment’s fleet.

Impairment.  There was no impairment for the year ended December 31, 2021. Impairment expense was $15.4 million for the year ended December 31, 2020 and consisted of $13.4 million in our Specialized Solutions segment related to the Aveda divestiture, and $2.0 million in our Flatbed Solutions segment related to a tradename impairment resulting from the reorganization of two of our operating companies.

Restructuring Costs.  Restructuring costs were $0.3 million for the year ended December 31, 2021. Restructuring costs were $9.5 million for the year ended December 31, 2020, which related to Phase I of Project Synchronize, which was completed in the first quarter of 2020, Phase II of Project Synchronize and the closure of certain Aveda terminals. For the year ended December 31, 2020, restructuring costs were $8.8 million for the Specialized Solutions segment, $0.6 million for the Flatbed Solutions segment and $0.1 million for the Corporate segment.

Other (Income) Expense. Interest expense consists of cash interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense decreased $11.4 million for the year ended December 31, 2021, as compared to the same period in 2020. This decrease was primarily attributable to lower interest rates achieved through the successful refinancing of our Term Loan Facility and decreases in the balance outstanding on the Term Loan Facility. Change in fair value of warrant liability was a gain of $1.6 million for the year ended December 31, 2021, compared to a loss of $2.1 million for the same period in 2020. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. Other income decreased $14.1 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to an arbitration settlement relating to the Aveda earnout liability, which resulted in a gain of $13.7 million during the fourth quarter of 2020.

Income Tax.  Income tax expense was $26.0 million for the year ended December 31, 2021, compared to income tax benefit of $0.2 million for the same period in 2020. The effective tax rate was 31.7% for the year ended December 31, 2021, compared to (5.1%) for the same period in 2020. The increase in the effective tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to the significant increase in pre-tax book income. In addition, the individual impact of permanent differences, which consisted of one-time benefits related to state income taxes and the arbitrated decrease in contingent consideration for the year ended December 31, 2020, did not have a significant impact to the effective tax rate for 2021.

Liquidity and Capital Resources and Capital Requirements

The Company had the following sources of liquidity available as of December 31, 2021 and 2020 (in millions).

	December 31,
	2021	2020
Cash	$147.5	$176.2
Availability under line of credit	107.8	83.2
Total	$255.3	$259.4

The Company’s primary sources of liquidity have been cash provided by operating activities, issuances of capital stock and borrowings under its credit facilities. The Company also receives cash from sales of equipment. Cash decreased by $28.7 million at December 31, 2021, as compared to December 31, 2020. This decrease primarily resulted from $178.2 million in net cash used in financing activities, partially offset by $144.7 million in net cash provided by operating activities and $4.9 million in net cash provided by investing activities. See below for more information related to investing activities. As of December 31, 2021, the Company had no borrowings outstanding on the ABL Facility, $23.3 million in outstanding letters of credit (discussed below), with $107.8 million available under the ABL Facility, based on current qualified collateral.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock, of which all 3,000,000 shares were repurchased by the Company during 2021 for approximately $20.4 million in cash. The Company also uses large amounts of cash and credit for capital expenditures.

The Company believes it can finance its expected cash needs, including debt repayment, in the short-term with cash flows from operations, and borrowings available under the ABL Facility. The Company expects that the ABL Facility will provide sufficient credit availability to support its ongoing operations, fund debt service requirements, capital expenditures, and working capital needs. Over the long-term, the Company will continue to have significant capital requirements, and expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of these funding requirements, the Company likely will need to sell additional equity or debt securities or seek additional financing through additional borrowings, lease financing or equity capital. The availability of financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing or equity capital is not available at the time it needs to incur such expenditures, the Company may be required to extend the maturity of then outstanding indebtedness, rely on alternative financing arrangements or engage in asset sales.

Business combinations – Since its inception in late 2008 through 2018, the Company acquired 20 open-deck trucking companies. The primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve. The Company will continue to evaluate potential acquisitions and any other sources of growth it considers in its best interest.

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business. Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash provided by property and equipment purchases and sales of $4.9 million and financed $64.7 million of non-cash capital expenditures for the year ended December 31, 2021.

Total property and equipment additions for the year ended December 31, 2021 and 2020 are shown below (in millions):

	Year Ended December 31,
	2021	2020
Net cash capital receipts	$(4.9)	$(31.6)
Total financed capital expenditures	64.7	58.3
Property and equipment sold for notes receivable	(0.5)	(0.3)
Total net property and equipment additions	$59.3	$26.4

Total net property and equipment additions increased due to an increase in financed capital expenditures due to timing of the Company’s replacement cycle for revenue equipment and a decrease in net cash capital receipts due to fewer sales of equipment.

Additionally, the Company entered into operating leases for revenue equipment with terms of one year to five years and real property with terms of one to seven years having asset values at lease inception of $19.0 million and $4.6 million, respectively, for the year ended December 31, 2021.

The Company currently estimates its 2022 net capital expenditures to be $160 to $170 million; roughly $25 million of which was planned capital spending from 2021 that was pushed into 2022 due to lack of availability in new equipment markets stemming from the global supply chain constraints. Additionally, the Company intends to deploy roughly $10 million of net capital expenditures toward systems enhancements and technology upgrades.

Cash Flows

The Company’s summary statements of cash flows information for the years ended December 31, 2021 and 2020 is set forth in the table below (in millions):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$144.7	$144.9
Net cash provided by investing activities	$4.9	$31.6
Net cash used in financing activities	$(178.2)	$(96.4)

Operating Activities.  Cash provided by operating activities was $144.7 million during the year ended December 31, 2021 and consisted of $56.0 million of net income plus $96.1 million of non-cash items, consisting primarily of depreciation and gain on disposition of property and equipment, offset by $7.4 million of net cash used in working capital and other activities.

The $0.2 million decrease in cash provided by operating activities during the year ended December 31, 2021, as compared with the year ended December 31, 2020, was primarily the result of a $51.9 million improvement in net income, reduced by decreases in net cash provided by working capital of $49.9 million and decreases in non-cash items of $2.2 million. Cash used in changes in operating assets and liabilities during the year ended December 31, 2021 decreased to $7.4 million as compared to $42.5 million cash provided by changes in operating assets and liabilities during the year ended December 31, 2020 primarily due to an accounts receivable impact of $59.9 million resulting from the decrease in revenue from 2019 to 2020, the increase in revenue from 2020 to 2021 and the timing of collections on those related billings.

Investing Activities. Cash flows from investing activities decreased $26.7 million during the year ended December 31, 2021, as compared to same period in 2020 due to an increase of $16.5 million in cash equipment purchases and a net decrease of $10.2 million in cash receipts from sales of property and equipment for the year ended December 31, 2021. The net decrease in cash receipts from sales of property and equipment for the year ended December 31, 2021 was primarily due to proceeds of $30.0 million related to the disposition of Aveda assets during the year ended December 31, 2020 that did not reoccur in 2021.

Total net cash capital expenditures (receipts) for the year ended December 31, 2021 and 2020 are shown below (in millions):

	Year Ended December 31,
	2021	2020
Revenue equipment (tractors, trailers and trailer accessories)	$46.2	$34.3
Buildings and building improvements	3.1	1.5
Other	4.4	1.4
Total cash capital expenditures	53.7	37.2
Less: Proceeds from sales of property and equipment	58.6	68.8
Net cash capital receipts	$(4.9)	$(31.6)

Financing Activities. Cash flows used in financing activities increased from $96.4 million for the year ended December 31, 2020 to $178.2 million for the year ended December 31, 2021. This increase was primarily a result of the refinance of the Term Loan Facility in the first quarter of 2021 utilizing $97.5 million of proceeds from replacement term loans and $83.5 million in cash. The Company also repurchased 3,000,000 shares of the Company's common stock for $20.4 million.

Material Debt

As of December 31, 2021, the Company had the following material debt:

●	the Term Loan Facility and the ABL Facility;

●	equipment and real estate term loans; and

●	finance lease liabilities

The amounts outstanding under such agreements were as follows as of December 31, 2021 and 2020 (in millions):

	2021	2020
Term Loan Facility	$397.0	$483.5
ABL Facility	—	—
Equipment and real estate term loans	169.0	164.9
Finance lease liabilities	28.5	31.3
Total debt and finance lease liabilities	594.5	679.7
Less current portion	(55.5)	(54.0)
Less unamortized deferred financing fees	(7.6)	(7.1)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$531.4	$618.6

See Note 8 and Note 2 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt and finance lease liabilities, respectively.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of December 31, 2021, the Company has (i) a $400.0 million senior secured term loan credit facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base). See Note 8 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility, including the March 9, 2021 Term Loan refinancing and the April 29, 2021 ABL Amendment.

As of December 31, 2021, the Company had $169.0 million of equipment and real estate loans and $28.5 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months. Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Inflation

Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. The Company attempts to limit the effects of inflation through increases in freight rates, certain cost control efforts and limiting the effects of fuel prices through fuel surcharges and measures intended to reduce the consumption of fuel. Recently, we have experienced inflationary cost pressures including rising driver and employee compensation.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. The Company’s productivity decreases during the winter season because inclement weather impedes operations, end-users reduce their activity and certain shippers reduce their shipments during winter. At the same time, operating expenses increase, and fuel efficiency decreases because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may increase in frequency or intensity due to climate change. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets, increase insurance costs or adversely affect the business or financial condition of its customers, any of which could adversely affect the Company’s results of operations or make such results more volatile.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires it to make estimates and assumptions that impact the amounts reported in its consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. The Company evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions. The Company considers critical accounting estimates to be those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. The Company’s critical accounting estimates include the following:

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually on October 1 (or more frequently if impairment indicators arise) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance for such assets. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount.

Determining the fair value of a reporting unit requires judgement and the use of significant estimates and assumptions. Such estimates and assumptions include discount rates, revenue growth rates, future operating margins, future capital expenditures, changes in working capital requirements and terminal growth rates. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

For goodwill, the Company determines the fair value of a reporting unit using the discounted cash flow method (an income approach) and the guideline public company method (a market approach). Under the discounted cash flow method, the Company determines the fair value based on estimated cash flows of each reporting unit discounted to present value using risk-adjusted discount rates. Cash flow projections are determined by management. Under the guideline public company method, the Company determines the estimated fair value of each reporting unit by applying valuation multiples of comparable publicly-traded companies to each reporting unit's projected earnings before interest, taxes, depreciation and amortization (EBITDA). During 2021, the Company elected to bypass the qualitative analysis and prepared a quantitative analysis on three of its reporting units for goodwill. The key assumptions used in this analysis for the income approach was a discount rate of 10.0% and long-term growth rate of 3.0%. For the market approach, the key assumptions used were valuation multiples of comparable publicly-traded companies ranging from 4.0x to 6.6x and a multiple adjustment of 80.0%. As a result of the quantitative analysis, each of the reporting units had estimated fair value of equity that exceeded the carrying value of equity by greater than 20%.

For indefinite-lived intangible assets, the Company determines the fair value of the reporting unit using the relief-from-royalty method. The relief-from-royalty method (an income approach) was used to determine the fair value of the Company's trade names. Effectively, a royalty rate was applied to forecasted revenue to determine the amount of royalty payments a market participant would pay to use the trade name. This valuation approach involved two general steps: (1) Established an estimate of future cash flows associated with the asset being measured and (2) discounted those estimated future cash flows to present value. In addition, the calculations were tax-effected. During 2021, the Company elected to bypass a qualitative analysis and prepared a quantitative analysis on four of its reporting units for trade names. The key assumptions used in this analysis were a royalty rate ranging from 0.5% to 1.0%, EBITDA margins ranging from 7.2% to 19.0%, terminal growth rate of 3.0%, discount rate of 11.0% and capitalization rate of 8.0%. As a result of the quantitative analysis, the estimated fair value of each of the trade names exceeded its carrying value. For one trade name, the estimated fair value exceeded the carrying value by less than 20%.

Income Taxes

Our income tax expense, and deferred tax asset and liability balances reflect management’s best assessment of estimated future taxes to be paid, and significant judgments and estimates are required in determining our income taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.

When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance to reduce the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is susceptible to change from period to period, requires management to make assumptions about our future taxable income to determine the realizability of our deferred tax assets. For our deferred tax assets that do not have a valuation allowance, we believe these are more likely than not to be realized due to our projected future taxable income. If the Company were to generate lower taxable income than expected, this may affect the ultimate realization of those deferred tax assets.

The Company recognizes the tax benefit from uncertain tax positions only if, in our judgment, it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. We adjust our liabilities for uncertain tax positions when our judgment changes as a result of new information previously unavailable.

Accrued Insurance and Claims

The Company uses a combination of purchased insurance, self-insurance, and captive group programs. The insurance provides for the cost of vehicle liability, cargo loss, damage, general liability, property, workers’ compensation claims and employee medical benefits. Self-insurance accruals relate primarily to vehicle liability, cargo damage, workers’ compensation and employee medical claims. The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not yet reported. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported (IBNR) claims based on historical experience. The Company uses an actuarial method to develop currently known claim information to derive an estimate of the ultimate claim liability to account for estimated IBNR. The Company believes these methods are appropriate for measuring these highly judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

Stock-Based Compensation

Awards of equity instruments issued to employees and directors are accounted for under the fair value method of accounting. Compensation cost is measured for all equity-classified stock-based awards at fair value on the date of grant and recognized using the straight-line method over the service period over which the awards are expected to vest. Compensation cost is remeasured for all liability-classified stock-based awards at fair value at each period-end and recognized using the straight-line method over the service period over which the awards are expected to vest.

Determining compensation cost is judgmental in nature and involves the use of significant estimates and assumptions. For example, (i) the fair value of all time-vested options as of the date of grant is estimated using the Black-Scholes option valuation model, which require the input of highly subjective assumptions, including the expected stock price volatility, (ii) since the Company does not have a sufficient history of exercise behavior, expected term is calculated using the assumption that options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards, and (iii) fair values of liability-classified performance stock units with a market condition are estimated each period-end using the Monte Carlo valuation model in a risk-neutral framework to model future stock price movements based upon highly subjective assumptions, including historical volatility, risk-free rates of return and the stock price simulated over the performance period.

Recently Issued Accounting Pronouncements

Refer to Recently Issued Accounting Pronouncements on page F-15.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate exposure arising from the credit facilities and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $4.0 million. As of December 31, 2021 and December 31, 2020, the Company had outstanding approximately $397.0 million and $484.0 million, respectively, of variable rate borrowings that were not subject to interest rate swaps.

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

Item 8. Financial Statements and Supplementary Data

The information called for by Item 8 is found in a separate section of this Form 10-K starting on page F-1. See the “Index to Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are required to be designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures should include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report, which appears in this Item of this Annual Report on this Amended Form 10-K under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

Remediation of 2020 Material Weakness as of December 31, 2021

As previously disclosed in the 2020 Annual Report on Form 10-K/A, the Company identified a material weakness in our internal control over financial reporting related to the proper classification of the warrants we issued in July and August 2015. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021. We have determined that this material weakness has been fully remediated as of December 31, 2021.

The remediation steps we have taken include:

•
Discussed the issues with the impacted personnel, including accounting and financial reporting personnel;
•
Reviewed our processes around identifying and evaluating the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions;
•
Made improvements to our processes by acquiring enhanced access to accounting literature, research material and documents; and
•
Increased our communication among our personnel and third-party professionals with whom we consult regarding the application of complex matters.

As of December 31, 2021, the remedial measures described above have been satisfactorily implemented and we have had sufficient time to test the operating effectiveness of such remedial measures.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 23, 2022 expressed as an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 23, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

4.7*	Description of securities.

10.1

Term Loan Agreement, dated as of February 27,2017, amongst the registrant, HCAC Merger Sub, Inc. (which merger with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.), as borrower, certain financial institutions from time to time party thereto, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, UBS Securities LLC, and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.2

Amendment No. 1 to Term Loan Agreement, dated as of August 16,2017, among Daseke Companies, Inc, Daseke, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed by the registrant on Form 8-K on August 22, 2017).

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

10.4§

Refinancing Amendment (Amendment No. 3 to Term Loan Agreement), dated as of March 9, 2021, by and among the registrant, Daseke Companies, Inc. and each of the registrant’s other subsidiaries party thereto, the financial institutions party thereto as lenders, Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent and collateral agent, and JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on March 10, 2021).

10.5

Fifth Amended and Restated Revolving Credit and Security Agreement, dated February 27, 2017, among the registrant, HCAC Merger Sub, Inc. (which merged with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.) and certain of its subsidiaries party thereto, PNC Bank, National Association, as lender and agent, and certain financial institutions, as lenders, from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.6

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

10.7

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

10.8§

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

10.9§

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

10.10§

Fifth Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated April 29, 2021, by and among the registrant, Daseke Companies, Inc. and each of the registrant’s other subsidiaries party thereto, the financial institutions party thereto as lenders and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 30, 2021).

10.11§

Board Representation Agreement by and among the registrant, Lyons Capital, LLC, The Lyons Community Property Trust, dated June 15, 1979, Phillip N. Lyons and Grant Garbers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.12

Board Agreement by and among the registrant, The Walden Group, Inc. and Don R. Daseke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.13+

Employment Agreement, dated as of August 2, 2021, by and between Jonathan Shepko and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by registrant on August 3, 2021).

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

10.17+

Separation Agreement, dated as of December 30, 2020, by and among Christopher R. Easter and the registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.18+

Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.19+

Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on May 26, 2017, effective as of February 27, 2017 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.20+

First Amendment to Daseke, Inc. 2017 Omnibus Incentive Plan (as amended and restated on May 26, 2017, effective as of February 27, 2017), effective as of September 6, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.21

Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 21, 2021).

10.22+

Daseke, Inc. 2017 Management Stock Ownership Program for Selected Management (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386).

10.23+	Daseke, Inc. 2017 Stock Ownership Program for Employees (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.24+

Daseke, Inc. 2017 Stock Ownership Program for Truck Driver Employees (incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.25+	Form of Non-Qualified Stock Option Award Agreement of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

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

10.28+

Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.29+

Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.30+

Performance Stock Unit Award Agreement, dated as of April 23, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.31*+	Form of Non-Qualified Stock Option Award Agreement (commencing in 2020).

10.32*+	Form of Performance Stock Unit Award Agreement (commencing in 2020).

10.33+

Form of Restricted Stock Unit Award Agreement of the registrant (commencing in 2021) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2021).

10.34+

Form of Performance Stock Unit Award Agreement of the registrant (commencing in 2021) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2021).

10.35+

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of the registrant (commencing in 2021) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2021).

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

DASEKE, INC.
(Registrant)

Date:	February 23, 2022	By:	/s/ Jonathan Shepko
Jonathan Shepko
Chief Executive Officer and Director (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

/s/ Jonathan Shepko	Chief Executive Officer and Director
Jonathan Shepko	(Principal Executive Officer)

/s/ Jason Bates	Chief Financial Officer
Jason Bates	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chuck Serianni	Chairman of the Board
Chuck Serianni

/s/ Brian Bonner	Director
Brian Bonner

/s/ Don R. Daseke	Director
Don R. Daseke

/s/ Catharine Ellingsen	Director
Catharine Ellingsen

/s/ Grant Garbers	Director
Grant Garbers

/s/ Melendy Lovett	Director
Melendy Lovett

/s/ Ena Williams	Director
Ena Williams

DASEKE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2022 expressed an unqualified opinion.

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

Quantitative goodwill impairment assessments – fair values of reporting units

At December 31, 2021, the Company’s goodwill balance was $140.1 million. As discussed in Notes 1 and 4 of the financial statements, goodwill is tested for impairment using qualitative or quantitative methods at least annually as of October 1, or more frequently if events or circumstances indicate potential impairment. Management elected to prepare quantitative impairment analyses for certain of the Company’s reporting units as of October 1, 2021. The Company engaged a third-party valuation firm to estimate the fair values of the reporting units using a combination of the income and market approaches. As a result of these assessments, management concluded the fair value of each reporting unit exceeded its respective carrying value, therefore no impairment was identified. We identified the estimation of the fair values of the reporting units in management’s quantitative impairment analyses as a critical audit matter.

The principal consideration for our determination that the estimation of the fair values of the reporting units is a critical audit matter is that there was high estimation uncertainty due to significant judgments with respect to assumptions used to project the future cash flows, including revenue growth rates and earnings before interest, taxes, depreciation and amortization (EBITDA) margins, as well as the discount rates and the valuation methodologies applied by the third-party valuation firm.

Our audit procedures related to the estimation of the fair value of the reporting units included the following, among others. We tested the effectiveness of internal controls relating to management’s review of the assumptions used to project future cash flows and the valuation methodologies applied by the third-party valuation firm. In addition to testing the effectiveness of controls, we also performed the following:

•
Utilized professionals with specialized skill and knowledge to evaluate:
o
the methodologies used and whether they were acceptable for the underlying assets or operations and applied correctly by performing independent calculations,
o
the reasonableness of the risk-adjusted discount rates by recalculating the weighted average cost of capital,
o
the guideline public companies and transactions utilized by the Company by examining financial metrics of the comparable public companies and transactions within the industry and considering market participant guidance and perspective, and
o
the qualifications of the third-party valuation firm engaged by the Company based on their credentials and experience.
•
Tested the completeness and accuracy of underlying data used in the estimate.
•
Tested the forecasted cash flows, including revenue growth rates and EBITDA margins, by assessing the historical accuracy of management’s estimates and the reasonableness of assumptions used by management, including analyzing the sensitivity of changes in significant assumptions and the resulting impact to the estimated fair values.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas

February 23, 2022

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$147.5	$176.2
Accounts receivable, net of allowance of $2.1 and $3.0 at December 31, 2021 and 2020, respectively	172.3	154.4
Drivers’ advances and other receivables	7.7	8.0
Other current assets	22.6	26.5
Total current assets	350.1	365.1

Property and equipment, net	397.7	402.7
Intangible assets, net	86.9	93.8
Goodwill	140.1	140.1
Right-of-use assets	108.3	121.1
Other non-current assets	4.3	4.1
Total assets	$1,087.4	$1,126.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14.7	$16.5
Accrued expenses and other liabilities	43.9	35.7
Accrued payroll, benefits and related taxes	32.9	29.9
Accrued insurance and claims	26.8	23.7
Current portion of long-term debt	55.5	54.0
Warrant liability	4.7	—
Current operating lease liabilities	33.7	30.9
Total current liabilities	212.2	190.7

Line of credit	—	—
Long-term debt, net of current portion	531.4	618.6
Deferred tax liabilities	85.1	70.0
Non-current operating lease liabilities	81.1	96.0
Warrant liability	—	6.3
Other non-current liabilities	1.6	6.5
Total liabilities	911.4	988.1

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at December 31, 2021 and 2020	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 62,489,278 and 65,023,174 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in-capital	387.8	401.6
Accumulated deficit	(276.8)	(327.8)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	176.0	138.8
Total liabilities and stockholders’ equity	$1,087.4	$1,126.9

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In millions, except share and per share data)

	Years Ended December 31,
	2021	2020
Revenues:
Company freight	$629.7	$676.8
Owner operator freight	486.5	408.9
Brokerage	269.0	234.3
Logistics	39.2	37.4
Fuel surcharge	132.4	96.7
Total revenue	1,556.8	1,454.1

Operating expenses:
Salaries, wages and employee benefits	378.3	399.4
Fuel	107.3	87.3
Operations and maintenance	143.8	169.1
Communications	4.0	3.6
Purchased freight	598.5	491.4
Administrative	62.8	66.5
Sales and marketing	1.9	1.8
Taxes and licenses	14.8	16.4
Insurance and claims	61.3	66.9
Depreciation and amortization	88.1	98.3
Gain on disposition of revenue property and equipment	(17.1)	(6.9)
Impairment	—	15.4
Restructuring charges	0.3	9.5
Total operating expenses	1,444.0	1,418.7
Income from operations	112.8	35.4

Other expense (income):
Interest income	(0.3)	(0.6)
Interest expense	33.5	44.9
Change in fair value of warrant liability	(1.6)	2.1
Other	(0.8)	(14.9)
Total other expense	30.8	31.5

Income before income taxes	82.0	3.9
Income tax expense (benefit)	26.0	(0.2)
Net income	56.0	4.1
Other comprehensive income:
Foreign currency translation adjustments	—	0.4
Comprehensive income	$56.0	$4.5

Net income	$56.0	$4.1
Less dividends to Series A convertible preferred stockholders	(5.0)	(4.9)
Net income (loss) attributable to common stockholders	$51.0	$(0.8)
Earnings (loss) per common share:
Basic	$0.79	$(0.01)
Diluted	$0.77	$(0.01)
Weighted-average common shares outstanding:
Basic	63,744,456	64,775,275
Diluted	65,409,258	64,775,275
Dividends declared per Series A convertible preferred share	$7.63	$7.63

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2021 and 2020

(In millions, except share data)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock		Additional		Other
				Par	Paid- In	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Capital	Deficit	Loss	Total
Balance at January 1, 2020	650,000	$65.0	64,589,075	$—	$396.9	$(327.0)	$(0.4)	$134.5
Exercise of warrants	—	—	1	—	—	—	—	—
Vesting of restricted stock units	—	—	434,098	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	(4.9)	—	(4.9)
Stock-based compensation expense	—	—	—	—	4.8	—	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	0.4	0.4
Net income	—	—	—	—	—	4.1	—	4.1
Balance at December 31, 2020	650,000	$65.0	65,023,174	$—	$401.6	$(327.8)	$—	$138.8
Exercise of stock options	—	—	157,545	—	0.5	—	—	0.5
Exercise of warrants	—	—	5	—	—	—	—	—
Vesting of restricted stock units	—	—	308,554	—	(1.9)	—	—	(1.9)
Series A convertible preferred stock dividend	—	—	—	—	—	(5.0)	—	(5.0)
Common stock repurchased and retired	—	—	(3,000,000)	—	(20.4)	—	—	(20.4)
Stock-based compensation expense	—	—	—	—	8.0	—	—	8.0
Net income	—	—	—	—	—	56.0	—	56.0
Balance at December 31, 2021	650,000	$65.0	62,489,278	$—	$387.8	$(276.8)	$—	$176.0

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$56.0	$4.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81.2	91.1
Amortization of intangible assets	6.9	7.2
Amortization of deferred financing fees	1.7	4.3
Non-cash operating lease expense	0.8	(8.0)
Non-cash adjustments to contingent consideration	—	(13.9)
Change in fair value of warrant liability	(1.6)	2.1
Write-off of deferred financing fees	1.2	—
Stock-based compensation expense	8.6	5.9
Deferred taxes	14.7	(0.1)
Bad debt (recovery) expense	(0.3)	1.2
Gain on disposition of property and equipment	(17.1)	(6.9)
Impairment	—	15.4
Changes in operating assets and liabilities
Accounts receivable	(17.7)	42.2
Drivers’ advances and other receivables	0.9	—
Other current assets	3.9	(0.6)
Accounts payable	(1.8)	(4.1)
Accrued expenses and other liabilities	7.3	5.0
Net cash provided by operating activities	144.7	144.9

Cash flows from investing activities
Purchase of property and equipment	(53.7)	(37.2)
Proceeds from sale of property and equipment	58.6	68.8
Net cash provided by investing activities	4.9	31.6

Cash flows from financing activities:
Advances on line of credit	1,656.3	1,484.7
Repayments on line of credit	(1,656.3)	(1,486.4)
Principal payments on long-term debt	(247.4)	(82.2)
Proceeds from long-term debt	97.5	—
Payment of contingent consideration	—	(7.6)
Payments of deferred financing fees	(3.4)	—
Repurchases of common stock	(20.4)	—
Exercise of stock options, net	0.5	—
Series A convertible preferred stock dividends	(5.0)	(4.9)
Net cash used in financing activities	(178.2)	(96.4)

Effect of exchange rates on cash and cash equivalents	(0.1)	0.4

Net increase (decrease) in cash and cash equivalents	(28.7)	80.5
Cash and cash equivalents – beginning of year	176.2	95.7
Cash and cash equivalents – end of year	$147.5	$176.2

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(In millions)

	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$29.6	$40.6
Cash paid for income taxes	$10.4	$3.5

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease liabilities	$64.7	$58.3
Property and equipment sold for notes receivable	$0.5	$0.3
Right-of-use assets acquired	$23.6	$54.6

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

Changes in the allowance for doubtful accounts is as follows (in millions):

	Year Ended December 31,
	2021	2020
Beginning balance	$3.0	$3.5
Bad debt (recovery) expense	(0.3)	1.2
Write-off, less recoveries	(0.6)	(1.7)
Ending balance	$2.1	$3.0

Cash and Cash Equivalents

Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. The Company has a money market account with balances of $129.2 million and $160.0 million, as of December 31, 2021 and 2020, respectively.

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

Goodwill is tested for impairment at least annually (or more frequently if impairment indicators arise) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance on goodwill. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using a combination of discounted expected future cash flows (an income approach) and guideline public companies method (a market approach). The Company’s annual assessment is conducted as of October 1 of each year.

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

Freight Revenue

Freight revenue is generated by hauling customer freight using company owned equipment (company freight) and owner-operator equipment (owner-operator freight). Freight revenue is the product of the number of revenue-generating miles driven and the rate per mile received from customers plus assessorial charges, such as loading and unloading freight, cargo protection, fees for detained equipment or fees for route planning and supervision.

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

Advertising

Advertising costs are expensed as incurred and were insignificant for the years ended December 31, 2021 and 2020.

Sales Taxes

Taxes collected from customers and remitted to governmental authorities are presented in revenues in the consolidated statements of operations and comprehensive income on a net basis.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax basis of assets and liabilities at the applicable enacted tax rates.

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense (benefit) within the statements of operations and comprehensive income. The Company had no uncertain tax positions as of December 31, 2021 and 2020.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable. One customer represented approximately 10% of trade accounts receivable as of December 31, 2021 and one customer represented approximately 13% of trade accounts receivable as of December 31, 2020. No single customer represented 10% or greater of total revenue for the year ended December 31, 2021 and one customer represented approximately 10% of total revenue for the year ended December 31, 2020.

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurs financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of December 31, 2021 and 2020, the balance of deferred finance charges was $7.6 million and $7.1 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization of deferred financing fees for the years ended December 31, 2021 and 2020 totaled $1.7 million and $4.3 million, respectively, which is included in interest expense.

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

Level 3 – Unobservable inputs reflecting the reporting entity's own assumptions or external inputs from inactive markets.

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

The Company’s warrant liabilities (see Note 11 for details) are included within the Level 1 and Level 3 fair value hierarchy. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value (in millions):

	Fair value as of December 31, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$2.7	$—	$2.0	$4.7
Total fair value	$2.7	$—	$2.0	$4.7

	Fair value as of December 31, 2020
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$3.6	$—	$2.7	$6.3
Total fair value	$3.6	$—	$2.7	$6.3

The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended December 31,
	2021	2020
Balance, beginning of year	$2.7	$1.8
Change in fair value	(0.7)	0.9
Balance, end of year	$2.0	$2.7

On October 21, 2020, the Company and the representative of the former Aveda shareholders agreed to an earnout payment of $7.4 million as the result of an arbitration process, which was paid in the fourth quarter of 2020. The settlement was approximately $13.7 million less than the contingent consideration liability, which was recognized as a gain in other income in the fourth quarter of 2020. In addition, $0.2 million was paid during the year ended December 31, 2020 related to other contingent consideration.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, the line of credit and long-term debt. The carrying value of these financial instruments approximates fair value based on the liquidity of these financial instruments, their short-term nature or variable interest rates.

Stock-Based Compensation

Awards of equity instruments issued to employees and directors are accounted for under the fair value method of accounting and recognized in the consolidated statements of operations and comprehensive income. Compensation cost is measured for all equity-classified stock-based awards at fair value on the date of grant and recognized using the straight-line method over the service period over which the awards are expected to vest. Compensation cost is remeasured for all liability-classified stock-based awards at fair value at each period-end and recognized using the straight-line method over the service period over which the awards are expected to vest.

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

Fair values of equity-classified performance stock units without a market condition are equal to the market value of the common stock on the date of the award with compensation costs amortized over the vesting period of the award for awards probable to vest. Fair values of liability-classified performance stock units without a market condition are equal to the market value of the common stock at each period-end with compensation costs amortized over the vesting period of the award for awards probable to vest. Fair values of liability-classified performance stock units with a market condition are estimated each period-end using the Monte Carlo valuation model in a risk-neutral framework to model future stock price movements based upon highly subjective assumptions, including historical volatility, risk-free rates of return and the stock price simulated over the performance period. The risk-free interest rate is based on the interpolated constant maturity treasury curve for the performance period. Expected volatility is calculated using annualized historical volatility with a lookback period equal to the remaining performance period.

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

The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not reported. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience. The Company believes these methods are appropriate for measuring these highly judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company has determined it has 11 operating segments as of December 31, 2021 and 2020 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment.

Earnings Per Share

Basic earnings per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution of earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s earnings.

Common Stock Purchase Warrants

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock or do not meet the equity classification guidance as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At the time of exercise, the portion of the warrant liability related to the exercised common stock warrants will be reclassified to additional paid-in capital. See Note 11 for additional details on the common stock purchase warrants.

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

In March 2020, the FASB issued ASU 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. In addition, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) – Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.

These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company does not expect this to have a material impact on the Company’s consolidated financial statements.

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

Reclassification of Prior Period Amounts

Certain prior period financial information has been reclassified to conform to current period presentation. We reclassified certain prior period amounts in the reconciliation between the effective income tax rate and the United States statutory income tax rate as of December 31, 2020 to conform to current year classification. In addition, we reclassified certain prior period amounts in the components of other current assets as of December 31, 2020 to conform to current year classification.

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

The Company follows ASC 360, Impairment or Disposal of Long-Lived Assets, to determine whether right-of-use assets relating to operating and finance leases are impaired. The Company recorded impairment charges of $3.2 million to right-of-use assets relating to Aveda operating leases for the year ended December 31, 2020. The fair value of the right-of-use assets were determined utilizing a market participant discount rate and the estimated market rent, in connection with the divestiture of Aveda in the Specialized Solutions segment. There was no impairment recorded for the year ended December 31, 2021.

The following table reflects the Company’s components of lease expenses for the year ended December 31, 2021 and 2020 (in millions):

		Year Ended December 31,
	Classification	2021	2020
Operating lease cost
Revenue equipment	Operations and maintenance	$25.5	$24.3
Real estate	Administrative	14.9	8.7
Variable lease cost	Operations and maintenance, and Administrative	0.9	0.1
Short-term lease cost	Operations and maintenance, and Administrative	0.9	0.5
Total operating lease cost		$42.2	$33.6

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$6.7	$5.1
Interest on lease liabilities	Interest expense	1.2	1.2
Total finance lease cost		$7.9	$6.3

Total lease cost		$50.1	$39.9

The components of assets and liabilities for operating and finance leases are as follows as of December 31, 2021 and 2020 (in millions):

		December 31,
	Classification	2021	2020
Assets
Operating lease right-of-use assets	Right-of-use assets	$108.3	$121.1
Finance lease right-of-use assets	Property and equipment, net	29.1	30.6
Total lease assets		$137.4	$151.7

Liabilities
Operating lease liabilities:
Current	Current operating lease liabilities	$33.7	$30.9
Non-current	Non-current operating lease liabilities	81.1	96.0
Total operating lease liabilities		$114.8	$126.9

Finance lease liabilities:
Current	Current portion of long-term debt	$8.0	$8.5
Non-current	Long-term debt, net of current portion	20.5	22.7
Total finance lease liabilities		$28.5	$31.2

Total lease liabilities		$143.3	$158.1

The following table is a summary of supplemental cash flows related to leases for the year ended December 31, 2021 and 2020 (in millions):

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(41.6)	$(37.8)
Operating cash flows from finance leases	(1.2)	(1.1)
Financing cash flows from finance leases	(9.6)	(6.6)
Right-of-use assets obtained in exchange for lease obligations:
Operating lease right-of-use assets	$23.6	$54.6
Finance lease right-of-use assets	6.7	11.6

The following table is the future payments on leases as of December 31, 2021 (in millions):

	Operating	Finance
Year ending December 31,	leases	leases	Total
2022	$38.2	$9.0	$47.2
2023	31.7	9.4	41.1
2024	19.8	6.8	26.6
2025	11.7	3.9	15.6
2026	8.7	1.6	10.3
Thereafter	18.7	—	18.7
Total lease payments	128.8	30.7	159.5
Less: interest	(14.0)	(2.2)	(16.2)
Present value of lease liabilities	$114.8	$28.5	$143.3

The following table is a summary of weighted average lease terms and discount rates for leases as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	4.94	5.59
Finance leases	3.08	3.57
Weighted-average discount rate
Operating leases	4.62%	5.04%
Finance leases	4.17%	4.40%

Lessor

The Company leases tractors and trailers to certain of its owner-operators and accounts for these transactions as operating leases. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term, which are reported in purchased freight on the consolidated statements of operations and comprehensive income. The Company's equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

The Company recorded depreciation expense of $21.5 million and $18.7 million on its revenue equipment leased and available for lease to owner-operators under operating leases for the year ended December 31, 2021 and 2020, respectively. Lease income from lease payments related to the Company's operating leases for the years ended December 31, 2021 and 2020, was $28.2 million and $25.0 million, respectively.

The following table is the future minimum receipts on leases as of December 31, 2021 (in millions):

Year ending December 31,	Amount
2022	$23.8
2023	19.3
2024	13.7
2025	6.9
2026	3.3
Thereafter	0.3
Total minimum lease receipts	$67.3

NOTE 3 – OTHER CURRENT ASSETS

The components of other current assets are as follows as of December 31 (in millions):

	2021	2020
Prepaid insurance	$7.5	$12.0
Prepaid licensing, permits and tolls	4.8	4.9
Parts supplies	3.5	3.1
Other prepaids	2.7	3.2
Income tax receivable	1.9	1.6
Prepaid highway and fuel taxes	1.1	1.1
Prepaid software	1.1	0.6
Total	$22.6	$26.5

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise.

There were no goodwill impairments for the years ended December 31, 2021 and 2020. Accumulated impairment as of December 31, 2021 and 2020 was $118.8 million, comprised of $42.2 million in the Flatbed Solutions segment and $76.6 million in the Specialized Solutions segment.

The summary of changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows (in millions):

	Flatbed Solutions Segment	Specialized Solutions Segment	Total
Goodwill balance at January 1, 2020	$59.3	$80.6	$139.9
Foreign currency translation adjustment	—	0.2	0.2
Goodwill balance at December 31, 2020	59.3	80.8	140.1
Foreign currency translation adjustment	—	—	—
Goodwill balance at December 31, 2021	$59.3	$80.8	$140.1

During 2021, there were no impairments related to intangible assets. During 2020, the Company recorded impairment charges to intangible assets of $8.2 million in the Specialized Solutions segment for the trade names category of intangible assets as a result of the divestiture of Aveda and the reorganization and merger of two of the Company’s operating companies.

Intangible assets consisted of the following at December 31, 2021 and 2020 (in millions):

	As of December 31, 2021			As of December 31, 2020
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$21.7	$(20.8)	$0.9	$21.7	$(19.7)	$2.0
Customer relationships	88.9	(53.9)	35.0	88.9	(48.1)	40.8
Trade names	50.9	—	50.9	50.9	—	50.9
Foreign currency translation adjustment	0.1	—	0.1	0.1	—	0.1
Total intangible assets	$161.6	$(74.7)	$86.9	$161.6	$(67.8)	$93.8

As of December 31, 2021, non-competition agreements and customer relationships had weighted average remaining useful lives of 1.0 and 8.6 years, respectively.

Amortization expense for intangible assets with definite lives was $6.9 million and $7.2 million for the years ended December 31, 2021 and 2020, respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2022	$0.8	$5.9
2023	0.1	5.9
2024	—	4.1
2025	—	3.1
2026	—	2.6
Thereafter	—	13.4
Total	$0.9	$35.0

NOTE 5 – PROPERTY AND EQUIPMENT

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

During 2021, there were no impairments related to property and equipment. During the first quarter of 2020, as a result of the divestiture of Aveda, the Company recorded an impairment charge of $4.0 million in the Specialized Solutions segment to state property and equipment at fair value, calculated using the indirect method of the cost approach. The impairment charges are included in impairment in the consolidated statements of operations and comprehensive income.

The components of property and equipment are as follows at December 31 (in millions):

	2021	2020
Revenue equipment	$520.5	$546.7
Revenue equipment leased and available for lease to owner-operators	123.4	87.1
Buildings and improvements	58.0	57.0
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	33.3	31.9
	735.2	722.7
Accumulated depreciation	(337.5)	(320.0)
Total	$397.7	$402.7

Total depreciation expense was $81.2 million and $91.1 million for the years ended December 31, 2021 and 2020, respectively, which included depreciation expense on revenue equipment leased and available for lease to owner-operators of $21.5 million and $18.7 million for the years ended December 31, 2021 and 2020.

NOTE 6 – INTEGRATION AND RESTRUCTURING

On July 30, 2019, the Company internally announced a plan to integrate three operating segments with three other operating segments (Project Synchronize or the Plan), which reduced the number of operating segments from 16 to 13. On September 4, 2019, the Company announced a comprehensive restructuring plan (Project Pivot) intended to reduce its cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. The integration and restructuring costs consist of asset impairments, employee-related costs, and other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs, which are accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income. The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

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

The Company recorded $0.3 million and $1.3 million of integration and restructuring expenses in connection with the Plan and Project Pivot in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we have incurred a cumulative total of $10.0 million in integration and restructuring costs since inception of Phase I and II of the Plan. The Company does not expect any future material restructuring costs associated with these Plans.

The following table summarizes the integration and restructuring costs as of December 31, 2021 (in millions):

	Severance	Operating
	and	Lease	Fixed Asset
	Other Payroll	Termination	Impairment	Other	Total
Specialized Solution
Balance, December 31, 2020	$—	$—	$—	$—	$—
Costs accrued	—	—	—	0.3	0.3
Amounts paid or charged	—	—	—	(0.3)	(0.3)
Specialized Solution balance at December 31, 2021	—	—	—	—	—
Flatbed Solution
Balance, December 31, 2020	$—	$—	$—	$—	$—
Costs accrued	—	—	—	—	—
Amounts paid or charged	—	—	—	—	—
Flatbed Solution balance at December 31, 2021	—	—	—	—	—
Corporate
Balance, December 31, 2020	$0.1	$—	$—	$—	$0.1
Costs accrued	—	—	—	—	—
Amounts paid or charged	—	—	—	—	—
Adjustments	(0.1)	—	—	—	(0.1)
Corporate balance at December 31, 2021	—	—	—	—	—
Consolidated
Balance, December 31, 2020	$0.1	$—	$—	$—	$0.1
Costs accrued	—	—	—	0.3	0.3
Amounts paid or charged	—	—	—	(0.3)	(0.3)
Adjustments	(0.1)	—	—	—	(0.1)
Consolidated balance at December 31, 2021	$—	$—	$—	$—	$—

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at December 31 (in millions):

	2021	2020
Brokerage and escorts	$15.6	$11.9
Owner operator deposits	11.3	7.8
Unvouchered payables	8.7	6.1
Other accrued expenses	3.7	6.8
Accrued property taxes and sales taxes payable	2.3	1.5
Fuel and fuel taxes	1.2	1.1
Interest	1.1	0.5
	$43.9	$35.7

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in millions):

	2021	2020
Term Loan Facility	$397.0	$483.5
ABL Facility	—	—
Equipment and real estate term loans	169.0	164.9
Finance lease liabilities	28.5	31.3
Total debt and finance lease liabilities	594.5	679.7
Less current portion	(55.5)	(54.0)
Less unamortized deferred financing fees	(7.6)	(7.1)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$531.4	$618.6

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

The terms of the Replacement Term Loans are governed by a $400.0 million term loan facility (the Term Loan Facility) evidenced by a Term Loan Agreement dated as of February 27, 2017 (as amended, restated, supplemented or otherwise modified from time to time, the Term Loan Agreement), among the Company, the Term Loan Borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (as successor to Credit Suisse AG, Cayman Islands Branch) (the Term Loan Agent), and the other lenders from time to time party thereto with a scheduled maturity date of March 9, 2028. The Replacement Term Loans are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 1.75% floor) plus 3.00% per annum and LIBOR (subject to a 0.75% floor) plus 4.00% per annum. As of December 31, 2021 and 2020, the interest rate on the Term Loan Facility was 4.75% and 6.0%, respectively.

The Term Loan Facility is secured by substantially all assets of the Company, excluding those assets collateralizing certain equipment and real estate debt and other customary exceptions.

The Term Loan Facility permits voluntary prepayments of borrowings. In certain circumstances (subject to exceptions, exclusions and, in the case of excess cash flow, step-downs described below), the Company may also be required to make an offer to prepay the Replacement Term Loans if it receives proceeds as a result of certain asset sales, debt issuances, casualty or similar events of loss, or if it has excess cash flow (defined as an annual amount calculated using a customary formula based on consolidated Adjusted EBITDA, including, among other things, deductions for (i) the amount of certain voluntary prepayments of the Replacement Term Loans and (ii) the amount of certain capital expenditures, acquisitions, investments and restricted payments). The percentage of excess cash flow that must be applied as a mandatory prepayment is 50%, 25% or 0% for excess cash flow periods, depending upon the first lien leverage ratio.

The Term Loan Facility contains (i) certain customary affirmative covenants that, among other things, require compliance with applicable laws, periodic financial reporting and notices of material events, payment of taxes and other obligations, maintenance of property and insurance, and provision of additional guarantees and collateral, and (ii) certain customary negative covenants that, among other things, restrict the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, mergers, consolidations, liquidations and dissolutions, asset sales, acquisitions, the payment of distributions, dividends, redemptions and repurchases of equity interests, transactions with affiliates, prepayments and redemptions of certain other indebtedness, burdensome agreements, holding company limitations, changes in fiscal year and modifications of organizational documents. As of December 31, 2021, the Company was in compliance with all covenants contained in the Term Loan Facility.

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

The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $40 million. As of December 31, 2021, the Company had no borrowings, $23.3 million in letters of credit outstanding, and could incur approximately $107.8 million of additional indebtedness under the ABL Facility, based on current qualified collateral.

At December 31, 2021, the interest rate on the ABL Facility was 3.75%. Margins on the ABL Facility are adjusted, if necessary, to the applicable rates set forth in the following table corresponding to the average RLOC Utilization for the trailing 12 month period on the last day of the most recently completed fiscal quarter. RLOC Utilization at a particular date shall mean an amount equal to (a)(i) outstanding amount of Revolving Advances plus (ii) the outstanding amount of the Swing Loans plus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, divided by (b) Maximum Revolving Advance Amount.

RLOC Utilization	Base Rate Margins	LIBOR Rate Margins
Less than 33.3%	0.50%	1.50%
Greater than or equal to 33.3%, but less than 66.6%	0.75%	1.75%
Greater than or equal to 66.6%	1.00%	2.00%

The ABL Facility is secured by substantially all assets of the Company, including substantially all of the Company’s U.S.-based accounts receivable, parts supplies, cash and cash equivalents, securities and deposit accounts and other personal property, but excluding those assets collateralizing certain equipment and real estate debt and other customary exceptions.

The ABL Facility contains a financial covenant such that during any period after a default or event of default or after excess availability falling below 12.5% of the maximum credit amount, continuing until such time as no default or event of default has existed and excess availability has exceeded such amounts for a period of 60 consecutive days, a financial covenant requiring the Company to satisfy a minimum consolidated fixed charge coverage ratio of 1.00x, tested on a quarterly basis. The Company’s fixed charge coverage ratio is defined as the ratio of (1) consolidated EBITDA minus unfinanced capital expenditures, cash taxes and cash dividends or distributions, to (2) the sum of all funded debt payments for the four-quarter period then ending (with customary add-backs permitted to consolidated EBITDA).

The ABL Facility contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility.

As of December 31, 2021, the Company was in compliance with all covenants contained in the ABL Facility.

Equipment and Real Estate Loans

As of December 31, 2021, the Company had term loans collateralized by equipment in the aggregate amount of $166.7 million with 15 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 6.0%, require monthly payments of principal and interest and mature at various dates through July 2027. As of December 31, 2021, the weighted average interest rate was 3.9%. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of December 31, 2021, the Company has a bank mortgage loan with a balance of $2.3 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of approximately $15 thousand, including interest at 3.7%, and a balloon payment of approximately $2.1 million at maturity date. The bank mortgage loan matures November 1, 2023.

Finance Leases

The Company leases certain equipment under long-term finance lease agreements that expire on various dates through July 2026. See Note 2 for information on finance leases.

Future principal payments on long-term debt (excluding future payments on finance leases which are disclosed in Note 2) are as follows (in millions):

Year ending December 31,	Term Loan Facility	Equipment and Real Estate Loans	Total
2022	$4.0	$43.5	$47.5
2023	4.0	45.6	49.6
2024	4.0	37.8	41.8
2025	4.0	25.6	29.6
2026	4.0	16.1	20.1
Thereafter	377.0	0.4	377.4
Total long-term debt	$397.0	$169.0	$566.0

NOTE 9 – INCOME TAXES

The components of the Company’s United States and foreign provision for income taxes were as follows for the years ended December 31 (in millions):

	2021	2020
Current:
Federal	$4.6	$0.6
State	5.4	(1.7)
Foreign	0.9	0.8
Total current taxes	10.9	(0.3)
Deferred:
Federal	11.0	0.1
State	3.4	(0.5)
Foreign	0.7	0.5
Total deferred taxes	15.1	0.1
Income tax expense (benefit)	$26.0	$(0.2)

A reconciliation between the effective income tax rate and the United States statutory income tax rate were as follows for the years ended December 31 (in millions):

	2021	2020
Income tax expense at United States statutory income tax rate	$17.2	$0.8
Federal income tax effects of:
State income tax expense, net of federal benefit	6.9	(1.6)
Foreign tax rate differential	0.3	0.1
Per diem and other nondeductible expenses	(0.1)	0.8
Nondeductible officer compensation	1.8	0.6
Arbitrated decrease in contingent consideration	—	(2.9)
Change in valuation allowance	—	0.6
Change in fair value of warrant liability	(0.3)	0.5
Tax credits	(0.1)	(0.1)
Other	0.3	1.0
Income tax expense (benefit)	$26.0	$(0.2)
Effective tax rate	31.7%	(5.1)%

The increase in the effective tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to the significant increase in pre-tax book income. In addition, the individual impact of permanent differences, which consisted of one-time benefits related to state income taxes and the arbitrated decrease in contingent consideration for the year ended December 31, 2020, did not have a significant impact to the effective tax rate for 2021.

The effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities were as follows at December 31 (in millions):

	2021	2020
Deferred tax assets
Accrued expenses	$4.2	$7.4
Vacation accrual	0.7	0.6
Accounts receivable	0.6	0.9
Net operating losses	12.3	24.4
Deferred start-up costs	1.2	1.2
Stock based compensation	2.6	2.0
Operating lease liabilities	28.5	30.3
	50.1	66.8
Valuation allowance	(10.5)	(10.5)
Total deferred tax assets	39.6	56.3

Deferred tax liabilities
Prepaid expenses	(4.1)	(4.8)
Intangible assets	(17.4)	(17.6)
Property and equipment	(76.0)	(75.6)
Right of use asset	(27.2)	(28.3)
Total deferred tax liabilities	(124.7)	(126.3)

Net deferred tax liability	$(85.1)	$(70.0)

As of December 31, 2021 and 2020, the Company’s valuation allowance against a portion of its foreign deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized was $10.5 million. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon future reversal of taxable and deductible temporary differences, the generation of future taxable income, and the feasibility of ongoing tax planning strategies during the periods in which those temporary differences are deductible.

At December 31, 2021, the Company does not have any U.S. federal net operating loss carry forwards. On an after-tax basis, the Company has state and foreign net operating losses of $0.6 million and $11.7 million, respectively. These loss carryforwards begin expiring in 2023.

The Company had no uncertain tax positions as of December 31, 2021 and 2020. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2018; however, federal net operating loss carry forwards from years prior to 2018 remain subject to review and adjustment by tax authorities. The Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2017; however, foreign net operating loss carryforwards from years prior to 2017 remain subject to review and adjustment by tax authorities.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related Party Leases

The Company leases certain office facilities, terminals and revenue equipment from entities owned or partially owned by stockholders or employees on operating leases. Total lease expense related to these leases was $1.9 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively. Future minimum lease payments under non-cancelable related party operating leases are as follows (in millions):

Office and
Year ending December 31,	Terminals
2022	$1.4
2023	1.4
2024	1.4
2025	1.3
2026	1.3
Thereafter	1.6
Total	$8.4

Other Related Party Transactions

An employee and stockholder has a 1% investment in an entity that is also a Company vendor. Total amounts paid to this vendor for product and subscription purchases were approximately $0.3 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. There were no amounts due to the vendor as of December 31, 2021 and 2020.

The Company does business with an entity in which two employees, who are also stockholders, are minority owners. Revenue received from this customer totaled approximately $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. Accounts receivable due from this entity totaled approximately $11.0 thousand and $16.0 thousand as of December 31, 2021 and 2020, respectively.

Additionally, the Company does business with a carrier owned by a retired employee's (also a stockholder) spouse. Revenue received from this carrier totaled approximately $2.5 million and $0.1 million for the years ended December 31, 2021 and 2020. Accounts receivable due from this entity totaled approximately $64.0 thousand and $37.0 thousand as of December 31, 2021 and 2020.

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

As of December 31, 2021, the Company has 1.2 million shares of common stock reserved for future issuances of equity awards under the Company’s 2017 Omnibus Incentive Plan. See Note 12 for additional details about the Company’s stock-based compensation plan.

On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. Shares are effectively retired at the time of purchase. During 2021, the Company repurchased and retired all 3,000,000 shares, at an aggregate cost of $20.4 million, and accordingly, no additional shares may be repurchased under this Stock Repurchase Program.

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

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. In each of the four quarters of 2020 and 2021, the Company’s board of directors declared and the Company paid a cash dividend of $1.91 per share.

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

Warrants

The Company issued 19,959,902 warrants (the “Public Warrants”) to purchase its common stock as part of Hennessy Capital Acquisition Corp. II’s initial public offering (“IPO”). The Company also issued 15,080,756 warrants (the “Private Placement Warrants”) to the sponsor in a private placement that closed simultaneously with the consummation of the IPO. At December 31, 2021, there were a total of 35,040,646 warrants outstanding to purchase 17,520,323 shares of the Company’s common stock.

Each warrant entitles the registered holder to purchase one-half of one share of the Company’s common stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. The warrants may be exercised only for a whole number of shares of the Company’s common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire on February 27, 2022, or earlier upon redemption or liquidation. The Public Warrants are listed on the NASDAQ market under the symbol DSKEW. The Company accounts for these warrants as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. Upon exercise, the portion of the warrant liability related to the exercised common stock warrants will be reclassified to additional paid-in capital. The fair value of the Public Warrants is determined using the closing price of the warrants on the NASDAQ market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Daseke public warrant pricing, Daseke’s own historical volatility and the volatility of guideline public companies. The fair value of the warrant liability was $4.7 million and $6.3 million as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the Company has 1.2 million shares of common stock available for issuance under the Incentive Plan. Equity awards generally vest annually on a pro-rata basis over a three to five-year period on the anniversary of each grant date. The Company also grants awards to our directors under the Plan. The awards granted to directors typically vest ratably over periods of six months to five years annually on the anniversary of each grant date.

Aggregate stock-based compensation charges, net of forfeitures, were $8.6 million and $5.9 million for the years ended December 31, 2021 and 2020, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income.

Stock-based compensation cost with equity classification is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Stock-based compensation cost with liability classification is recognized on a straight-line basis over the vesting period and revalued on each balance sheet date with the corresponding adjustment to stock-based compensation recorded in the consolidated statements of operations and comprehensive income. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. As of December 31, 2021, there was $2.1 million, $4.5 million, and $17.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock units (RSUs) and performance stock units (PSUs) (both equity and liability awards), respectively. This expense will be recognized over the weighted average periods of 1.3 years for stock options, 1.7 years for RSUs and 1.4 years for PSUs.

Stock Options

The following table summarizes stock option grants:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)

Director Group	150,000	75,000	5 years	$9.98	$4.36
Employee Group	4,682,630	2,539,022	3-5 years	$6.11	$3.78
Total		2,614,022

The Company’s calculations of the fair value of stock options granted as equity classification during the year ended December 31, 2020 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants were estimated utilizing the following assumptions for the year ended December 31:

2020
Weighted average expected life	6.0 years
Risk-free interest rates	0.39% to 0.47%
Expected volatility	41.0% to 42.5%
Expected dividend yield	0.00%

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

A summary of option activity as of December 31, 2021, and the changes during the year ended December 31, 2021 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2021	3,134,931	$6.19
Granted	—	—
Exercised	(157,545)	3.00
Forfeited or expired	(363,364)	7.13
Outstanding as of December 31, 2021	2,614,022	$6.23	6.8	$10.6

Exercisable as of December 31, 2021	1,540,797	$7.93	6.3	$3.7
Vested and expected to vest as of December 31, 2021	2,614,022	$6.23	6.8	$10.6

The stock options’ maximum contract term is ten years. There were no options granted during the year ended December 31, 2021. The total weighted average fair value of options granted during the year ended December 31, 2020 was $4.6 million. The intrinsic value of options exercised for the year ended December 31, 2021 was $0.5 million. There were no options exercised during the year ended December 31, 2020.

The summary of the status of nonvested shares as of December 31, 2021, and the changes during the year ended December 31, 2021 are as follows:

	Shares	Weighted Average Grant Date Fair Value (Per Unit)
Nonvested at January 1, 2021	1,958,010	$3.46
Granted	—	—
Vested	(701,629)	3.53
Forfeited or expired	(183,156)	3.48
Nonvested at December 31, 2021	1,073,225	$3.41

Restricted Stock Units

RSUs are nontransferable until vested and the holders are entitled to receive dividends with respect to the non-vested units. Prior to vesting, the grantees of RSUs are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of Restricted Stock Units Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)

Director Group	789,087	69,121	0.5-2 years	$8.62
Employee Group	2,231,136	604,709	3-5 years	$8.56
Total		673,830

A summary of restricted stock unit awards activity under the Plan as of December 31, 2021, and the changes during the year ended December 31, 2021 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2021	594,801	$5.72
Granted	557,572	8.21
Vested	(438,329)	4.09
Forfeited	(40,214)	10.37
Non-vested as of December 31, 2021	673,830	$8.56

The total weighted average fair value of RSUs granted during the years ended December 31, 2021 and 2020 was $4.6 million and $0.3 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2021 and 2020 was $3.8 million and $2.4 million, respectively.

Performance Stock Units

As of December 31, 2021, the Company had 2,915,178 total PSUs outstanding. There are 1,495,000 PSUs classified as equity in which the vesting occurs upon the achievement of specific market-based conditions based on the performance of per share price of the Company’s common stock and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The fair value of the equity-classified PSUs granted during the year ended December 31, 2020 was determined using a Monte Carlo probability model. The inputs and assumptions used to calculate the fair value were the term of 2.5 to 3.0 years, risk free interest rate of 0.21% to 0.26%, the expected volatility of 76.8% to 87.5%, and the expected dividend yield of 0.0%. Upon the Restatement of the Incentive Plan discussed above, there were 994,100 PSUs previously classified as liabilities that were reclassified to equity during the year ended December 31, 2021 based on the fair value as of that date. The fair value of the PSUs that were reclassified to equity during the year ended December 31, 2021 was determined using a Monte Carlo probability model. The inputs and assumptions used to calculate the fair value were the term of 1.9 to 2.3 years, risk free interest rate of 0.22% to 0.27%, the expected volatility of 96.9% to 104.4%, and the expected dividend yield of 0.0%. As of December 31, 2021, the market-based conditions for these 1,495,000 PSUs have been achieved.

There are 395,178 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company's financial performance over a three year period, modified based on the Company's Relative Total Shareholder Return (TSR) and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The ultimate amount to vest may be downwardly adjusted by the Compensation Committee if the TSR is negative. The amount of awards that will ultimately vest for these 395,178 PSUs can range from 0% to 200% based on the TSR calculated over a three year period beginning January 1 of the year each grant was made. The Company currently expects that these PSUs will vest at 133%. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The inputs and assumptions used to calculate the fair value were the term of 2.0 years, risk free interest rate of 0.38%, the expected volatility of 93.80%, and the expected dividend yield of 0.0%.

There are 250,000 PSUs classified as equity in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company's financial performance over a two year period and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The fair value of these PSUs is equal to the market value of the common stock on the grant date.

In addition, there are 775,000 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company's financial performance over a two year period, subject to various subjective individual performance goals and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The fair value is equal to the market value of the common stock at each period-end.

The compensation cost for all PSUs is recognized ratably over the requisite service period for the awards that are determined probable to vest. A summary of equity-classified performance stock unit awards activity for as of December 31, 2021, and the changes during the year ended December 31, 2021 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested equity-classified as of January 1, 2021	722,000	$1.51
Granted	250,000	9.53
Reclassified from liability to equity	994,100	6.56
Vested	—	—
Forfeited	(221,100)	6.30
Non-vested equity-classified as of December 31, 2021	1,745,000	$4.93

The total weighted average fair value of equity-classified PSUs granted or reclassified from liability to equity during the years ended December 31, 2021 and 2020 was $8.9 million and $1.1 million, respectively.

As discussed earlier, as of December 31, 2021, there were also 1,170,178 PSUs classified as liabilities as a result of subjectivity in the vesting conditions. As of December 31, 2021, the total fair value of those liability-classified awards was approximately $13.7 million, of which $1.5 million was recorded as a liability within other non-current liabilities on the consolidated balance sheet. This liability will be remeasured at each period-end until the vesting date or the date it becomes reclassified to equity.

NOTE 13 – DEFINED CONTRIBUTION PLAN

The Company sponsors the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under the Internal Revenue Code provisions of Section 401(k). Under the safe harbor matching requirements, the Company made contributions to the Retirement Plan of $5.7 million and $5.4 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit at December 31, 2021 and 2020 totaling approximately $25.7 million and $18.1 million, respectively, including those disclosed in Note 8. These letters of credit are related to liability and workers' compensation insurance claims.

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

NOTE 15 – REPORTABLE SEGMENTS

The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations. In addition, the corporate segment, from time to time when advantageous to do so, purchases and resells certain revenue equipment. During the year ended December 31, 2021, the Company purchased $22.2 million in revenue equipment, which it resold for $24.8 million. During the year ended December 31, 2020, the Company purchased $6.8 million in revenue equipment, which it resold for $8.3 million. This resulted in gains of $2.6 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively, and was recognized within 'Gain on disposition of property and equipment' on the consolidated statements of operations.

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses totaled $4.8 million and $6.5 million for the Flatbed Solutions segment for the years ended December 31, 2021 and 2020, respectively. Intersegment revenues and expenses totaled $7.4 million and $12.0 million for the Specialized Solutions segment for the years ended December 31, 2021 and 2020, respectively.

The following table reflects certain financial data of the Company’s reportable segments for the years ended December 31, 2021 and 2020 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Totals
Year Ended December 31, 2021
Total revenue	$694.7	$874.0	$(11.9)	$1,556.8
Company freight	178.7	460.0	(9.0)	629.7
Owner operator freight	330.1	158.6	(2.2)	486.5
Brokerage	112.3	157.1	(0.4)	269.0
Logistics	4.7	34.1	0.4	39.2
Fuel surcharge	68.9	64.2	(0.7)	132.4
Operating income (loss)	72.6	85.8	(45.6)	112.8
Depreciation	32.1	47.9	1.2	81.2
Amortization of intangible assets	3.0	3.9	—	6.9
Restructuring	—	0.3	—	0.3
Non-cash operating lease expense	0.9	(0.1)	—	0.8
Interest expense	4.3	5.8	23.4	33.5
Income (loss) before income tax	54.3	63.8	(36.1)	82.0
Total assets	336.9	601.1	149.4	1,087.4
Capital expenditures	27.8	67.7	22.9	118.4
Year Ended December 31, 2020
Total revenue	$578.9	$893.7	$(18.5)	$1,454.1
Company freight	191.2	495.6	(10.0)	676.8
Owner operator freight	262.1	152.5	(5.7)	408.9
Brokerage	70.3	165.6	(1.6)	234.3
Logistics	2.9	34.5	—	37.4
Fuel surcharge	52.4	45.5	(1.2)	96.7
Operating income (loss)	32.6	53.3	(50.5)	35.4
Depreciation	35.1	55.1	0.9	91.1
Amortization of intangible assets	3.2	4.0	—	7.2
Impairment	2.0	13.4	—	15.4
Restructuring	0.6	8.8	0.1	9.5
Non-cash operating lease expense	(0.3)	(7.7)	—	(8.0)
Interest expense	9.5	11.4	24.0	44.9
Income (loss) before income tax	7.2	32.0	(35.3)	3.9
Total assets	326.1	596.5	204.3	1,126.9
Capital expenditures	30.3	57.6	7.6	95.5

NOTE 16 – EARNINGS (LOSS) PER SHARE

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

For the year ended December 31, 2021, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted loss per share as their effects were anti-dilutive. For the year ended December 31, 2020, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) and shares of the Company’s outstanding stock options and performance share units were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(In millions except denominator and per share data)	2021	2020
Numerator
Net income	$56.0	$4.1
Less Series A preferred dividends	(5.0)	(4.9)
Net income (loss) attributable to common stockholders	51.0	(0.8)
Allocation of earnings to non-vested participating restricted stock units	(0.4)	—
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$50.6	$(0.8)

Effect of dilutive securities:
Add back Series A preferred dividends	$—	$—
Add back allocation earnings to participating securities	0.4	—
Reallocation of earnings to participating securities considering potentially dilutive securities	(0.4)	—
Numerator for diluted EPS - income (loss) available to common shareholders - two class method	$50.6	$(0.8)

Denominator
Denominator for basic EPS - weighted-average shares	63,744,456	64,775,275
Effect of dilutive securities:
Stock options and performance share units	1,664,802	—
Convertible preferred stock	—	—
Denominator for diluted EPS - weighted-average shares	65,409,258	64,775,275

Basic earnings (loss) per share	$0.79	$(0.01)
Diluted earnings (loss) per share	$0.77	$(0.01)