Form 10-K/A
period 2021-12-31
Daseke, Inc.
filed 2022-04-29
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

Form 10-K/A

Amendment No. 1

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3913221 (IRS Employer Identification No.)
15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Capital Market
Warrants, each exercisable for one half of a share of Common Stock at an exercise price of $5.75 per half share	*	*

* On February 23, 2022, NASDAQ Stock Market LLC filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist Daseke, Inc.’s warrants from NASDAQ due to the expiration of the warrants on February 27, 2022; each warrant not exercised on or before the expiration date became void. The deregistration of the warrants under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days, or such shorter period as the SEC may determine, after the filing of the Form 25.

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

Large accelerated filer ☐	Accelerated filer ☑ Smaller reporting company ☑ Emerging growth company ☐
Non-accelerated filer ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report. The reference on the cover of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report is hereby deleted.

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

DASEKE, INC.

2021 ANNUAL REPORT ON FORM 10-K/A

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The directors of the Company are as follows:

Name	Position	Age	Year Served Since
Charles “Chuck” F. Serianni	Chairman of the Board and Independent Director	60	2019
Brian Bonner	Independent Director	66	2015
Don R. Daseke	Director and Chairman Emeritus	82	2008
Catharine Ellingsen	Independent Director	58	2021
Grant Garbers	Independent Director	59	2021
Melendy Lovett	Independent Director	64	2022
Jonathan Shepko	Chief Executive Officer and Director	44	2017
Ena Williams	Independent Director	53	2019

Charles “Chuck” F. Serianni has served as a member of the Company’s Board of Directors (the “Board of Directors” or the “Board”) since May 2019 and as Chairman of the Board since June 2021. Mr. Serianni served as the Special Advisor to the CEO of Republic Services, Inc. (NYSE: RSG), a national provider of recycling, solid waste and environmental services (“Republic Services”), from June 2020 until his retirement in June 2021. Prior to that role, Mr. Serianni served Republic Services as the Executive Vice President, Chief Financial Officer from August 2014 to June 2020 and Vice President and Controller, West Region from July 2013 to August 2014. He also served Republic Services as Assistant Controller and progressed to Senior Vice President, Chief Accounting Officer of Republic Services during the period from June 1998 to July 2013 and as Accounting Operations Director of Republic Services (Auto Nation) from 1997 to 1998. Prior to his work with Republic Services, Mr. Serianni served as Accounting Operations Director for Sunglass Hut International, Inc. and as a Manager, Accounting and Auditing Services for Deloitte & Touche LLP, an international accounting firm. Mr. Serianni holds a bachelor’s degree in Accounting and Finance from the University of Dayton and he is a member of the American Institute of Certified Public Accountants. Mr. Serianni brings extensive experience in overseeing the strategic development of complex corporations, as well as experience overseeing effective cyber and technology systems and protocols. We believe his background and skill set make Mr. Serianni well-suited to serve as a member of the Board of Directors.

Brian Bonner has served as a member of the Board of Directors since February 2015. From August 2020 to June 2021, he served as Chairman of the Board, and from August 2019 to August 2020, he served as Executive Chairman. Previously, Mr. Bonner served as Vice President and Chief Information Officer of Texas Instruments, a publicly traded company, from January 2000 to May 2014. In this role, Mr. Bonner managed the company’s business processes and technology and was a member of the company’s strategy leadership team. Prior to being appointed Chief Information Officer, Mr. Bonner served Texas Instruments for over 33 years in a number of strategic leadership roles and positions in product management, worldwide marketing and acquisition integration. Mr. Bonner served as a member on the board of directors of Copper Mobile from June 2012 through October 2015 and is currently an advisory board member for Southern Methodist University’s Computer & Electrical Engineering Department. Mr. Bonner also served as an advisory board member for Gemini Israel Funds from June 2004 to May 2015. Mr. Bonner holds an M.B.A. in Marketing and Finance from the Fuqua School of Business at Duke University, an MSEE and BSEE from the University of Michigan, and a B.A. in Physics from Kalamazoo College. He received the Minority & Women Business Development Award from Texas Instruments, the Transformational CIO Award from HMG Strategies and the Most Innovative User of Technology from Information Week Magazine. We believe his background and skill set make Mr. Bonner well-suited to serve as a member of the Board of Directors.

Don R. Daseke has served as a member of the Board of Directors since he founded the Company (formerly named Walden Smokey Point, Inc.) in November 2008. From November 2008 until his retirement in August 2019, when he was appointed as the Company’s Chairman Emeritus, Mr. Daseke was the Company’s Chief Executive Officer and Chairman of the Board of Directors. He also served as President of Daseke from November 2008 until January 2018. In addition, Mr. Daseke has served as the President and sole director on the board of directors of The Walden Group for more than 30 years. Mr. Daseke also has served as the chairman of the board of directors of both Liquid Motors, Inc. and East Teak Fine Hardwoods, Inc. since June 2005 and March 2006, respectively. Mr. Daseke has been active in the non-profit sector throughout his career, having served in leadership roles for a number of non-profit institutions, including the WaterTower Theatre, DePauw University, the Dallas Chapter of the World Presidents Organization and the Dallas Arboretum and Botanical Society. Additionally, Mr. Daseke currently serves on the Advisory Council for the Cattle Barons Ball in Dallas, Texas. From 2005 to 2009, Mr. Daseke was a Commissioner on the Planning and Zoning Commission for Addison, Texas, and in May 2009, he was elected to a two-year term on the Addison Town Council. Mr. Daseke served as Mayor Pro Tempore of Addison, Texas in 2010. Mr. Daseke was the Regional Winner of the Ernst & Young Entrepreneur of the Year Award in 2014, and in April 2018, he was inducted into the Horatio Alger Association for Distinguished Americans. Mr. Daseke holds a B.A. from DePauw University and an M.B.A. from the University of Chicago, Graduate School of Business, and completed the Presidents Program in Leadership from the Harvard Business School. Mr. Daseke is a Certified Public Accountant (retired). We believe his background and skill set make Mr. Daseke well-suited to serve as a member of the Board of Directors.

Catharine Ellingsen has served as a member of the Board of Directors since April 2021. Ms. Ellingsen has been the Executive Vice President, Chief Legal Officer, Chief Ethics & Compliance Officer, Corporate Secretary of Republic Services, a national provider of recycling, solid waste and other environmental services, since June 2016. In such capacity, she oversees Legal Services, Board and Corporate Governance, Ethics and Compliance, Enterprise Risk Management, Labor Relations, Corporate Security, Business Continuity, Real Estate and Facilities Management. Additionally, Ms. Ellingsen is Chair of the Republic Services MOSAIC Council for inclusion and diversity, Executive Sponsor of the Women of Republic Business Resource Group and a Director of the Republic Services Charitable Foundation. She previously served Republic Services as SVP, Human Resources from 2011 to June 2016 and VP, Deputy General Counsel from 2008 to 2011. Prior to that, Ms. Ellingsen served Allied Waste Industries, Inc. in a variety of roles, including VP, Deputy General Counsel and Director, Labor Relations, and practiced law at the law firms of Steptoe & Johnson LLP and Bryan Cave LLP. Since 2011, Ms. Ellingsen has served on the board of directors of Nebraska Distributing Company, including as chairperson since 2016, and since 2008, she has served on the board of directors of Bunker Hill Group. Ms. Ellingsen holds a B.A. from Wheaton College and a J.D. from Washington College of Law, The American University. She also attended the Advanced Human Resources Executive Program at the University of Michigan, Ross School of Business. We believe her background and skill set make Ms. Ellingsen well-suited to serve as a member of the Board of Directors.

Grant Garbers has served as a member of the Board of Directors since January 2021. Mr. Garbers has been a Managing Director of Harrison Co., a middle-market investment banking firm, since June 2020, where he is responsible for sourcing merger and acquisition opportunities as well as advising on the transaction strategy, company positioning, buyer rationale, financing risks, transaction structure, and valuation and the purchase documents in conjunction with legal counsel. Before that, Mr. Garbers spent the past 13 years with Capstone Headwaters and its predecessor company Headwaters MB as a Managing Director in its Industrial Technology Practice with the same responsibilities. Mr. Garbers has served both private and public companies across diverse industries such as transportation, medical, consumer products and industrial technology. Mr. Garbers started his career in risk management at Fred S. James before entering the financial services sector. Mr. Garbers served as an independent director of Roadmaster Group, Inc. from 2010 to December 2017 when it was acquired by the Company. Mr. Garbers holds a B.B.A. degree from The University of Georgia and completed the Mergers and Acquisitions Executive Education Program at the Wharton School of Business. We believe his background and skill set make Mr. Garbers well-suited to serve as a member of the Board of Directors.

Melendy Lovett has served as a member of the Board of Directors since January 2022. Ms. Lovett most recently served in executive roles at Trinity Industries, Inc. (NYSE: TRN), a publicly traded industrial and manufacturing company serving the rail transportation industry (“Trinity”), where she served as Senior Vice President and Chief Administrative Officer from March 2014 to February 2019 and again from April 2020 to June 2021 and as Senior Vice President and Chief Financial Officer from February 2019 to April 2020. Strategic projects she led at Trinity include corporate integration of its largest acquisition, the spin-off of its infrastructure business, a major organizational redesign following the spin-off and many technology upgrade implementations. Ms. Lovett also had operational responsibility for Trinity’s Railcar Leasing and Management Services Group as well as Trinity’s trucking and logistics business. Prior to her executive roles with Trinity, Ms. Lovett served the company as a director on the Audit Committee and as chairperson of the Human Resources Committee. Prior to joining Trinity, Ms. Lovett spent more than 20 years at Texas Instruments, holding roles that included Vice President of Human Resources where she was responsible for liaising with the board of directors on executive compensation, as well as 10 years as President of the company’s global education technology business. Ms. Lovett holds a bachelor’s degree in Management from Texas A&M University and a master’s degree in Accounting from the University of Texas at Dallas. She is a Certified Public Accountant in the state of Texas. Ms. Lovett was identified and recommended as a potential board candidate by a non-management director of the Company in light of her skills and experience and the Company’s needs, which included the desire for an additional financial expert. We believe her background and skill set make Ms. Lovett well-suited to serve as a member of the Board of Directors.

Jonathan Shepko has served as a member of the Board of Directors since February 2017 and has served as the Company’s Chief Executive Officer since August 2021. From January 2021 to August 2021, he served as the Company’s Interim Chief Executive Officer. Mr. Shepko is a Co-founder and Managing Partner of Stonehollow Capital Partners (“Stonehollow”), which makes direct equity investments in private companies across the United States. Prior to founding Stonehollow in January 2019, from 2014 to 2018, Mr. Shepko served as a Managing Partner of EF Capital Management, LP, the investment arm of a substantial single-family office, which largely focused on direct equity and direct debt investments, in both public and private companies, across the United States. Prior to that, Mr. Shepko was a Managing Director with Ares Management, a Managing Director of CLG Energy Finance (an affiliate of Beal Bank), and a Vice President with EnCap Investments, LP. Over the course of his career, he has served in various board and management capacities of portfolio company investments. Collectively, Mr. Shepko has underwritten and managed nearly $2 billion in direct equity and debt financings, spanning multiple industries, including investments in high-growth, as well as mature companies. Mr. Shepko graduated magna cum laude with a degree in Finance from Texas A&M University. We believe his background and skill set, as well as his daily insight into our business as our Chief Executive Officer, make Mr. Shepko well-suited to serve as a member of the Board of Directors.

Ena Williams has served as a member of the Board of Directors since May 2019. Ms. Williams has served as the Chief Operating Officer of Casey’s General Stores, Inc. (NASDAQ: CASY), a Fortune 500 company operating over 2,400 convenience stores in 16 states, since June 2020. Prior to this, from January 2019 to March 2020, she served as the Chief Executive Officer and member of the board of directors of National HME, Inc., a technology enabled hospice medical equipment provider. Prior to that role, she served 7-Eleven, Inc., a global chain of convenience stores, as the Senior Vice President and Head of International Operations from 2015 to February 2018, where she led the growth strategy and had P&L responsibilities for more than 34,900 licensed, franchised and joint-venture stores in 16 countries. She also served 7-Eleven, Inc. as the Senior Vice President, West Region Operations from 2011 to 2015 and the Vice President, Southwest Division from 2008 to 2011. Also, Ms. Williams held a number of positions in the operations, retail and planning functions of Mobil Oil Corporation and ExxonMobil Corporation from 1991 to 2008. Ms. Williams currently serves on the board of advisors for the Robert B. Rowling Center for Business Law & Leadership, SMU Dedman School of Law. She also serves on the board of directors for Children International. Ms. Williams holds a master’s degree in Business Administration from The Wharton School of the University of Pennsylvania and a bachelor’s degree in Economics and African-American Studies from the University of Virginia. Ms. Williams brings to the Board deep experience managing P&L, executing strategic initiatives and providing data-driven analysis at large corporations across multiple industries with a focus on efficient operations and people leadership. We believe her background and skill set make Ms. Williams well-suited to serve as a member of the Board of Directors.

Executive Officers

The executive officers of the Company are as follows:

Name	Position	Age
Jonathan Shepko	Chief Executive Officer	44
Jason Bates	Executive Vice President and Chief Financial Officer	44
Rick Williams	Executive Vice President and Chief Operating Officer	56
Soumit Roy	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary	46

Jonathan Shepko’s biographical information is set forth under “—Directors” above.

Jason Bates has served as our Executive Vice President and Chief Financial Officer since April 2020. Before joining the Company, Mr. Bates most recently served as Executive Vice President and Chief Financial Officer of USA Truck Inc., a North American truckload carrier and logistics brokerage provider, a position he had held since May 2017. Prior to that, Mr. Bates served Swift Transportation Company, a transportation services company (“Swift”), as Vice President of Finance and Investor Relations Officer from December 2010 to April 2017 and in a variety of other finance, treasury and accounting roles from 2003 to 2010. Mr. Bates began his career in corporate finance at Honeywell International in the Aerospace Division. Mr. Bates holds a Bachelor of Science degree in Business from Brigham Young University and an MBA from Arizona State University.

Rick Williams has served as our Executive Vice President and Chief Operating Officer since May 2020. From 1992 until his appointment as Chief Operating Officer of the Company, Mr. Williams served as Chief Executive Officer of Central Oregon Truck Company, Inc. (“COTC”), a flatbed transportation company that Mr. Williams co-founded in 1992, which was acquired by the Company in 2013. In September 2019, Mr. Williams was named the division head of the Company’s Flatbed Solutions segment. Mr. Williams began his career in the flatbed trucking industry as a driver at the age of 20. He has worked in the trucking industry for over 34 years and has served in every operational role within the industry.

Soumit Roy has served as our General Counsel since he joined the Company in September 2017 and also became our Chief Legal Officer and Corporate Secretary in September 2019 and an Executive Vice President in April 2020. Mr. Roy brings over 17 years of experience in private practice and in-house counsel positions at Fortune 500 publicly traded companies. Prior to joining Daseke, he was Global Transaction Counsel at Whole Foods Market, General Counsel at Hotels.com, an Expedia Company, and Counsel at Texas Instruments. His private practice experience includes mergers and acquisitions, corporate securities, employment law and intellectual property law. Mr. Roy holds a B.S. in Molecular Biology and Biochemistry from the University of Texas at Austin and a J.D. from The University of Texas School of Law.

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

With certain exceptions relating to breaches of the Lyons Agreement, the Lyons Agreement terminates after the Company or the Lyons Investors deliver a notice of termination at any time after the date of the Company’s second annual meeting of stockholders following the date of the Lyons Agreement (the “Earliest Lyons Termination Date”), subject to the terminating party providing at least 30 days’ advance notice (the effective date of such termination, the “Lyons Termination Date”). However, if the Company notifies the Lyons Investors and the Lyons Investor Representative before the Earliest Lyons Termination Date that the Board will re-nominate the Lyons Investor Representative at the Company’s next annual meeting of stockholders, then the Earliest Lyons Termination Date would be automatically extended to the date of the Company’s next annual meeting of stockholders. The Lyons Investor Representative has agreed to immediately tender his resignation as a director of the Company, which the Board may accept or reject in its sole discretion, upon the earliest of the following: (i) the Lyons Termination Date; (ii) the sale or other transfer by the Lyons Investors of Common Stock that results in the Lyons Investors’ net long ownership of the Common Stock falling below 80% of their ownership net long aggregate ownership of the Common Stock as of the date of the Lyons Agreement, with certain adjustments and exceptions as set forth in the Lyons Agreement; and (iii) the Lyons Investors’ failure to cure a material breach of the Lyons Agreement pursuant to the Lyons Agreement.

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

With certain exceptions relating to breaches of the Don R. Daseke Agreement, the Don R. Daseke Agreement terminates after the Company or the Don R. Daseke Investors deliver a notice of termination at any time after the date of the Company’s second annual meeting of stockholders following the date of the Don R. Daseke Agreement, subject to the terminating party providing at least 30 days’ advance notice (the effective date of such termination, the “Don R. Daseke Termination Date”); provided, however, that in the event that the Don R. Daseke Investors sell or otherwise transfer their shares of Common Stock in any transaction that would result in the Don R. Daseke Investors’ net long aggregate ownership of the Common Stock falling below 30% of the Don R. Daseke Investors’ net long aggregate ownership of the Common Stock as of the date of the Don R. Daseke Agreement, with certain adjustments and exceptions as set forth in the Don R. Daseke Agreement, without the prior written approval of the Board, the Company’s obligations to the Don R. Daseke Investors pursuant to the Don R. Daseke Agreement will terminate immediately.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and The Nasdaq Stock Market, LLC Listing Rules (the “NASDAQ Listing Rules”). The members of the Audit Committee of the Board (the “Audit Committee”) are Messrs. Bonner, Garbers and Serianni and Ms. Lovett. Each member of the Audit Committee is financially literate. In addition, the Board of Directors has determined that each member of the Audit Committee meets the additional independence standards set forth in the NASDAQ Listing Rules applicable to members of audit committees. The Board has also determined that Ms. Lovett and Mr. Serianni each qualify as an “audit committee financial expert” as defined in applicable SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10 percent of the Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that all required Section 16 reports were timely filed during 2021 and in prior years by our directors and executive officers and beneficial owners of more than 10% of the Common Stock, except as previously disclosed and except that Mr. Shepko filed a Form 4 on June 2, 2021 to report the vesting of a prior restricted stock unit award that was required to be reported by September 8, 2020.

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

Item 11. Executive Compensation

Compensation Overview

This information provided in this Item 11 provides information about our rationale and policies with regard to the compensation of the executive officers who are our “Named Executive Officers” or “NEOs” for 2021 and is intended to provide investors with the material information necessary for understanding our compensation policies and decisions regarding our NEOs as well as providing context for the tabular disclosure provided in the executive compensation tables below. Our NEOs for 2021 are anyone who served as our principal executive officer during 2021 and our two most highly compensated executive officers who were serving at the end of 2021 other than our principal executive officer.

For 2021, our NEOs were:

Name	Position
Jonathan Shepko	Chief Executive Officer(1)
Jason Bates	Executive Vice President and Chief Financial Officer
Rick Williams	Executive Vice President and Chief Operating Officer

______________________

(1)
Mr. Shepko was appointed Interim Chief Executive Officer effective as of January 1, 2021 and appointed Chief Executive Officer effective as of August 2, 2021.

Our executive compensation program has been designed to attract and retain individuals with the background and skills necessary to successfully execute our strategy in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interests with those of our stockholders, and to reward success in reaching such goals. We use three primary elements of compensation to fulfill that design: base salaries, annual cash bonuses and long-term equity incentive awards. Annual cash bonuses and long-term equity incentive awards (as opposed to base salary) represent the performance-driven elements of our compensation program. They are also flexible in application and can be tailored to meet our objectives. The determination of each individual’s annual cash bonus reflects our belief as to the NEO’s relative contribution to achieving or exceeding specified annual goals. The determination of each NEO’s specific long-term equity incentive awards, which for 2021 consisted of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) with multi-year vesting periods, is based on the NEO’s expected long-term contributions. We believe that providing our NEOs with long-term incentive awards in the form of equity compensation such as RSUs and PSUs, further aligns the interests of our NEOs with the long-term interests of our stockholders because the value of such awards to our NEOs is directly tied to the value of the Common Stock.

We also provide a basic benefits package generally to all employees, including our NEOs, which includes a company-sponsored 401(k) plan and health, disability and life insurance.

Elements of 2021 Compensation

We strive to recruit and retain talented and experienced leaders who will support the Company’s mission and values. To accomplish this overarching goal, the Company’s executive compensation philosophy aims to properly motivate management with an easy-to-comprehend compensation package that seeks to provide our NEOs with competitive base salaries, annual cash bonuses and long-term equity-based compensation awards. Our NEOs also receive certain retirement, health, welfare and additional benefits as described below.

Compensation Elements	Characteristics	Primary Objective
Base salary	Fixed annual cash compensation. Salaries may be increased from time to time by the Board’s Compensation Committee (the “Compensation Committee”) based on each NEO’s responsibilities and performance.	Designed to be a stable component of compensation; recognize performance of job responsibilities; attract and retain talented NEOs.
Annual cash bonuses

Performance-based annual cash incentive bonuses, based on the Company’s achievement of certain adjusted pre-tax net income targets (paid pursuant to our NEOs’ employment agreements except as otherwise noted below).

Encourage the focus on short-term performance goals that serve as the basis for long-term performance and stockholder value creation; reward achievement of those goals.
Long-term equity incentive awards

Equity-based compensation awards designed to incentivize executives to deliver long-term financial performance and stockholder value, while also providing a retention vehicle for top executive talent. For 2021, long-term equity incentive awards consisted of RSUs that are subject to a multi-year vesting period and PSUs that performance-vest based on the Company’s achievement of certain adjusted pre-tax net income targets during a three-year performance period, as modified by the Company’s relative total shareholder return as measured against the Company’s performance peer group.

Designed to incentivize executives to deliver long-term financial performance and stockholder value, retain top executive talent, and align executive interests with stockholder interests.
Retirement savings 401(k) plan	Qualified 401(k) retirement plan benefits are available for our NEOs and all other full-time employees.	Provide an opportunity for tax-efficient retirement savings.
Health and welfare benefits	Health and welfare benefits are available to our NEOs and all other full-time employees.	Provide benefits to meet the health and welfare needs of our employees and their families.

Compensation Best Practices

The Company maintains compensation arrangements intended to enhance returns to stockholders and include sound corporate governance features. We have listed below some of the more significant governance practices that we have adopted and the practices we have avoided, which we believe promote responsible pay and governance principles and alignment with our stockholders’ interests.

What We Do	What We Do Not Do

•
Utilize an independent compensation consultant
•
Utilize a peer group of companies based on the Company’s industry, size and other factors to provide a reference point on compensation determinations
•
Utilize a balanced approach to compensation, which combines fixed and variable compensation, short-term and long-term compensation, and cash and equity compensation
•
Maintain a competitive compensation package designed to attract, motivate, retain and reward experienced and talented executive officers
•
Ensure cliff vesting for portions of incentive equity awards to align with stockholder interests
•
Utilize different financial metrics for short-term and long-term compensation programs, with a portion of long-term equity compensation subject to the Company’s achievement of certain pre-tax net income targets and modified by the Company’s relative total shareholder return measured against a peer group
•
Include a clawback provision in our NEOs' employment agreements that allows us to recover incentive compensation in certain circumstances

•
Provide excessive severance agreements or tax gross-up payments to executives
•
Provide single-trigger change in control termination benefits in employment agreements
•
Allow directors or officers to hedge Company stock or pledge Company stock as collateral for a loan except in certain limited circumstances pre-approved by our Chief Legal Officer, who will approve such request only if such person clearly demonstrates the ability to repay the loan without selling stock
•
Provide excessive perquisites to our executives
•
Utilize compensation practices that involve excessive or unnecessary risk-taking
•
Allow directors or officers to engage in speculative trading of Company stock
•
Allow ratable vesting for any incentive equity awards
•
Have the same financial metrics for short-term and long-term compensation programs

Process for Determining Executive Compensation

The Compensation Committee has overall responsibility for approving and evaluating the director and officer compensation plans, policies and programs of the Company. The Compensation Committee uses several different tools and resources in reviewing elements of executive compensation and making compensation decisions, including our compensation consultant noted below. These decisions, however, are not purely formulaic, and the Compensation Committee exercises judgment and discretion as appropriate, taking into consideration our financial results, culture, goals and initiatives and whether each particular element provides an appropriate incentive and reward for performance that sustains and enhances long-term stockholder value. Included in these considerations is an assessment of the executive officer’s current total compensation, leadership, integrity, individual performance, prospect for future performance, years of experience, skill set and contributions to our financial results and the creation of stockholder value. The Compensation Committee considers input from our Chief Executive Officer (“CEO”) in making determinations regarding our executive compensation program and the individual compensation of each executive officer, other than our CEO. Our CEO and management team also provide information to the Compensation Committee regarding the performance of the Company for the determination of annual cash bonuses and long-term incentive equity awards. The Compensation Committee makes the final determination of NEO compensation. Our CEO makes no recommendations regarding, and does not participate in discussions about, his own compensation.

The Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”), an independent compensation consultant, to assist the Compensation Committee in assessing and determining executive compensation for 2021. In 2021, Meridian assisted the Compensation Committee by providing competitive compensation data to assist in pay determinations, assessing the design of our short-term and long-term incentive programs, providing information on trends in executive compensation and governance, and establishing a compensation peer group and a peer group for purposes of determining relative total shareholder return. The Compensation Committee took into account the information provided by Meridian to determine executive compensation for 2021.

On an annual basis, the Compensation Committee reviews and discusses compensation data for our CEO and our other NEOs as compared to compensation data for similarly situated executive officers at peer companies selected and recommended by the compensation consultant and approved by the Compensation Committee. The compensation consultant recommends peer companies that are similar in size (as measured by revenues) and have similar lines of business to the Company (i.e., transportation and logistics companies) and/or have a similar market capitalization.

In advance of 2021 compensation determinations, the Compensation Committee worked with Meridian to develop our peer groups using the factors noted above. The following companies comprised the 2021 compensation peer group: Apogee Enterprises, Inc.; ArcBest Corporation; Cubic Corporation; Echo Global Logistics, Inc.; Forward Air Corporation; Gibraltar Industries, Inc.; Hub Group, Inc.; Knight-Swift Transportation Holdings Inc.; Landstar System, Inc.; Schneider National, Inc.; U.S. Xpress Enterprises, Inc.; USA Truck, Inc. and Werner Enterprises, Inc. The following companies comprised the 2021 peer group for purposes of measuring the Company’s relative total shareholder return: ArcBest Corporation; Covenant Logistics Group, Inc.; Heartland Express, Inc.; Hub Group, Inc.; Knight-Swift Transportation Holdings, Inc.; Landstar System, Inc.; Marten Transport, Ltd.; Saia, Inc.; Schneider National, Inc.; Universal Logistics Holdings, Inc.; U.S. Express Enterprises, Inc.; USA Truck, Inc. and Werner Enterprises, Inc. On an annual basis, the compensation consultant and the Compensation Committee review the appropriateness of the peer group. The Compensation Committee believes the comparator groups for 2021 are appropriate because they reflect the Company’s market for executive talent and customers and are aligned with the Company’s scope of operations and complexity.

Changes to Our Program in 2021

In 2021, the Compensation Committee decided that our executive compensation program in its current form should be modified prospectively to better meet our objectives, and has accordingly implemented the following modifications:

•
Annual cash incentive bonuses are 100% based on the Company’s achievement of certain financial metrics, with no discretionary component.
•
Long-term equity incentive compensation consists of a combination of RSUs and PSUs;
•
RSUs are subject to time-vesting conditions and vest over a multi-year period;
•
PSUs are subject to performance-vesting conditions and vest based on the Company’s achievement of certain financial metrics over a three-year period, as modified by the Company’s relative total shareholder return measured against the Company’s applicable peer group; and
•
With the engagement of Meridian, the Company developed two peer groups, one for purposes of reviewing executive compensation and one for purposes of measuring the Company’s relative total shareholder return.

Agreements with Our Named Executive Officers

The Company is party to employment agreements with each of our three NEOs. The employment agreements provide for compensatory payments and benefits upon certain termination events, including termination events following a change in control. In addition, the employment agreements for Messrs. Bates and Williams provide for limited termination and change in control protections in connection with certain awards granted pursuant to the Company’s 2017 Omnibus Incentive Plan (as amended and restated, the “Incentive Plan”). These provisions are intended to allow our NEOs to more objectively manage the Company and serve as a recruiting and retention tool. Pursuant to their employment agreements, our NEOs are subject to certain post-termination restrictions, including confidentiality, non-competition and non-solicitation obligations. For a description of the terms of the employment agreements with each of our NEOs, please see the section below entitled “—Narrative to Summary Compensation Table.” For a more complete description of our obligations under the employment agreements in the event of a termination of employment or change in control, please see the section below entitled “—Potential Payments Upon Termination or Change in Control.”

Tax and Accounting Considerations

The Compensation Committee and the Company review and consider the tax, accounting and securities law implications of our compensation programs.

Section 162(m)—When setting executive compensation, we consider many factors, such as attracting and retaining executives and providing appropriate performance incentives. We also consider the after-tax cost to the Company in establishing executive compensation programs, both individually and in the aggregate, but tax deductibility is not our sole consideration. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a federal income tax deduction to public companies for annual compensation over $1 million (per individual) paid to their chief executive officer, chief financial officer and the next three most highly compensated executive officers (as well as certain other officers who were covered employees in years after 2016). The 2017 Tax Act eliminated most of the exceptions from the $1 million deduction limit, except for certain arrangements in place as of November 2, 2017. As a result, compensation payable to our NEOs in excess of $1 million per person in a year will generally not be fully deductible.

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

Executive Compensation

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2021 and 2020 concerning compensation of our NEOs.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)(5)	Total ($)
Jonathan Shepko(6)	2021	316,669	466,666	4,265,292	—	1,600,000	—	6,648,627
Chief Executive Officer	2020	—	—	—	—	—	—	—
Jason Bates(7)	2021	450,000	—	569,606	—	675,000	11,600	1,706,206
Executive Vice President and Chief Financial Officer	2020	315,341	75,000	229,215	222,129	472,131	250,000	1,563,816
Rick Williams(8)	2021	548,275	—	664,547	—	842,625	63,867	2,119,314
Executive Vice President and Chief Operating Officer	2020	570,794	702,500	285,516	316,192	516,393	13,022	2,404,417

______________________

(1)
Amounts reflect signing bonuses paid to the NEO in the applicable fiscal year.
(2)
Amounts reflect the aggregate grant date fair value of RSUs granted to our NEOs, calculated in accordance with FASB ASC Topic 718, as well as the grant date fair value of certain PSUs that can ultimately vest from 0% to 200%, where the grant date is deferred until the Compensation Committee has concluded upon its right to exercise negative discretion. The Company determined on the grant date that the probable vesting outcome for such PSUs was approximately 133% of target performance, which is the amount that is included in the Stock Awards column above. Assuming maximum performance of 200% for the PSUs, the grant date fair value included in the table above would increase for Messrs. Shepko, Bates and Williams by approximately $805,066, $108,939 and $127,096, respectively. For additional information regarding the assumptions underlying these awards, please see Note 12 to our consolidated financial statements, which is included in the Original Report. See “—Narrative to Summary Compensation Table” below for additional information regarding these awards.
(3)
Amounts reflect the aggregate grant date fair value of option awards granted to our NEOs, calculated in accordance with FASB ASC Topic 718. For additional information regarding the assumptions underlying this calculation, please see Note 12 to our consolidated financial statements, which is included in the Original Report. See “—Narrative to Summary Compensation Table” below for additional information regarding these awards.
(4)
Amounts reflect annual performance bonuses that are earned in the applicable fiscal year and paid in the subsequent fiscal year. The annual bonuses were determined by the Compensation Committee and the Board based on the Company’s performance utilizing the Operating Ratio metric for 2020 and the pre-tax net income metric for 2021. The Compensation Committee and the Board also took into account our commitments under individual employment agreements in the determination of the annual bonuses, in each case as such agreements are described below under the heading “—Narrative to Summary Compensation Table.” The amounts reported in this column for 2020 include annual bonus payments (which, for each of Messrs. Bates and Williams, was prorated to reflect his start date or promotion) that were inadvertently omitted from the 2020 Summary Compensation Table and are being included herein, along with appropriate adjustments to the “Total” column.
(5)
Reflects the following:

Name	Year	401(k) Company-matching contributions ($)	Relocation expenses ($)	Other ($)(a)	Total ($)
Jonathan Shepko	2021	—	—	—	—
Jason Bates	2021	11,600	—	—	11,600
Rick Williams	2021	11,600	—	52,267	63,867

______________________

a)
For Mr. Williams, consists of $52,267 received in connection with his private use of the Company airplane in the fiscal year ended December 31, 2021.
(6)
Mr. Shepko was appointed Interim Chief Executive Officer effective January 1, 2021 and appointed Chief Executive Officer effective as of August 2, 2021.
(7)
Mr. Bates was appointed Executive Vice President and Chief Financial Officer effective as of April 20, 2020.
(8)
Mr. Williams was appointed Executive Vice President and Chief Operating Officer effective as of May 6, 2020. The amounts listed for Mr. Williams for 2020 represent the aggregate compensation he received in 2020, including amounts received prior to his appointment to Executive Vice President and Chief Operating Officer (which consisted of $224,487 in salary payments and $7,935 in other compensation).

Narrative to Summary Compensation Table

Employment Agreements with Messrs. Shepko, Bates and Williams

In August 2021, we entered into an employment agreement with Mr. Shepko, which provides, among other things, that: (i) Mr. Shepko will serve as the Chief Executive Officer of the Company and will perform the duties assigned to him by the Board; (ii) Mr. Shepko’s employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Shepko was entitled to an annual base salary (currently $800,000); (iv) Mr. Shepko will be eligible to earn an annual discretionary bonus with a target value of 100% of his base salary; and (v) Mr. Shepko received a sign-on award in the form of a one-time cash payment of $466,666.

In April 2020, we entered into an employment agreement with Mr. Bates, pursuant to which, among other things: (i) Mr. Bates will serve as the Executive Vice President and Chief Financial Officer of the Company and will perform the duties assigned to him by the Board or the Chief Executive Officer or their respective designees; (ii) Mr. Bates’ employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Bates was entitled to an annual base salary (currently $450,000); (iv) Mr. Bates will be eligible to earn an annual discretionary bonus with target value of 75% of his base salary; (v) Mr. Bates would be eligible to participate in the Incentive Plan, with a target annual award having a grant date fair value equal to 80% of Mr. Bates’ base salary, which for 2020 consisted entirely of non-qualified stock options to purchase up to 223,600 shares of Common Stock, with an exercise price of $1.38 per share that are scheduled to vest in three equal annual installments, subject to Mr. Bates’ continued employment (the “Bates 2020 Target Award”), and providing that the grant date fair value for the target annual awards in years after 2022 would be equal to at least 120% of Mr. Bates’ base salary and would be reviewed by the Board for increase; (vi) Mr. Bates received a one-time equity award in 2020 (the “Bates Turn-Around Award”) consisting entirely of 388,500 PSUs that are eligible to vest at the end of a three-year performance period subject to the achievement of specified stock price hurdles and Mr. Bates’ continued employment; (vii) Mr. Bates received a one-time award of non-qualified stock options in 2020 to purchase up to 186,300 shares of Common Stock, with an exercise price of $1.38 per share that are scheduled to vest in three equal annual installments, subject to Mr. Bates’ continued employment (the “Bates Make-Whole Award”); (viii) Mr. Bates received a sign-on award in the form of a one-time cash payment of $75,000; and (ix) Mr. Bates was entitled to a one-time cash payment of $250,000 to serve as a signing bonus that could be used to assist with relocation expenses. The Bates 2020 Target Award, the Bates Turn-Around Award and the Bates Make-Whole Award also provide for accelerated vesting of outstanding awards under limited circumstances, which are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.”

In May 2020, we entered into an employment agreement with Mr. Williams, pursuant to which, among other things: (i) Mr. Williams will serve as the Executive Vice President and Chief Operating Officer of the Company and will perform the duties assigned to him by the Board or the Chief Executive Officer or their respective designees; (ii) Mr. Williams’ employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Williams was entitled to an annual base salary (currently $561,750); (iv) Mr. Williams will be eligible to earn an annual discretionary bonus with target value of 75% of his base salary; (v) Mr. Williams would be eligible to participate in the Incentive Plan, with a target annual award having a grant date fair value equal to 80% of Mr. Williams’ base salary, which for 2020 consisted entirely of non-qualified stock options to purchase up to 260,900 shares of Common Stock, with an exercise price of $1.41 per share that are scheduled to vest in three equal annual installments, subject to Mr. Williams’ continued employment (the “Williams 2020 Target Award”), and providing that the grant date fair value for the target annual awards in years after 2022 would be equal to at least 120% of Mr. Williams’ base salary and would be reviewed by the Board for increase; (vi) Mr. Williams received a one-time equity award in 2020 (the “Williams Turn-Around Award”) consisting entirely of 453,200 PSUs that are eligible to vest at the end of a three-year performance period subject to the achievement of specified stock price hurdles and Mr. Williams’ continued employment; and (vii) Mr. Williams received a one-time grant of non-qualified stock options in 2020 to purchase up to 310,600 shares of Common Stock, with an exercise price of $1.41 per share that are scheduled to vest in three equal annual installments, subject to Mr. Williams’ continued employment (the “Williams Promotion Award”); and (viii) Mr. Williams will be entitled to receive a $300,000 retention award in cash if his employment agreement has not been terminated as of May 6, 2023. The Williams 2020 Target Award, the Williams Turn-Around Award and the Williams Promotion Award also provide for accelerated vesting of outstanding awards under limited circumstances, which are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.” If the Incentive Plan does not contain a sufficient number of shares under the Williams 2020 Target Award, the Williams Turn-Around Award and the Williams Promotion Award, the awards will be settled in cash.

Messrs. Shepko, Bates and Williams are able to participate in the same benefit plans in which other senior executives of the Company are eligible to participate.

Also pursuant to the terms of their employment agreements, Messrs. Shepko, Bates and Williams are entitled to severance payments in certain limited circumstances. Such severance benefits are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.”

The employment agreements with Messrs. Shepko, Bates and Williams contain a “clawback” provision that enables the Company to recoup any amounts paid to the executive as an annual bonus (and, for Messrs. Bates and Williams, any incentive compensation) under the employment agreement if so required by applicable law, any clawback policy adopted by the Company and any applicable securities exchange listing standards. None of the employment agreements with Messrs. Shepko, Bates and Williams provide for any tax gross-up payments. If amounts payable to Messrs. Shepko, Bates or Williams under their employment agreements or otherwise exceed the amount allowed under Section 280G of the Code for such executive (thereby subjecting the executive to an excise tax), then such payments due to Messrs. Shepko, Bates or Williams under their employment agreements will either (i) be reduced (but not below zero) so that the aggregate present value of the payments and benefits received by the executive is $1.00 less than the amount which would otherwise cause Messrs. Bates or Williams to incur an excise tax under Section 4999 of the Code or (ii) be paid in full, whichever produces the better net after-tax position to the executive.

Each executive is also subject to general confidentiality and non-disparagement obligations in his employment agreement, as well as non-competition and non-solicitation restrictions during employment and for 18 months thereafter; provided, that if Mr. Williams terminates his employment agreement for convenience and the Company decides to pay him a discretionary severance payment (as described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control”), his post-termination restricted period will equal the number of months in which the Company pays such discretionary severance payment.

Outstanding Equity Awards At Fiscal Year-End Table

The following table reflects information regarding outstanding equity-based awards held by our NEOs as of December 31, 2021.

	Option awards					Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (1)	Equity incentive plan awards: market value of unearned shares, units or other rights that have not vested ($) (2)
Jonathan Shepko	2/27/2017	20,000	5,000(3)	9.98	2/27/2027	—	—	—	—
	8/2/2021	—	—	—	—	—	—	553,936(4)	5,561,517
	8/2/2021	—	—	—	—	184,645(5)	1,853,836	—	—
Jason Bates(6)	4/20/2020	74,533	149,067(7)	1.38	4/20/2030	—	—	—	—
	4/20/2020	62,100	124,200(8)	1.38	4/20/2030	—	—	—	—
	4/20/2020	—	—	—	—	388,500(9)	3,900,540	—	—
	6/25/2021	—	—	—	—	—	—	79,766(4)	800,851
	6/25/2021	—	—	—	—	26,589(5)	266,954	—	—
Rick Williams	5/6/2020	103,533	207,067(10)	1.41	5/6/2030	—	—	—	—
	5/6/2020	86,967	173,933(11)	1.41	5/6/2030	—	—	—	—
	5/6/2020	—	—	—	—	453,200(12)	4,550,128	—	—
	6/25/2021	—	—	—	—	—	—	93,062(4)	934,342
	6/25/2021	—	—	—	—	31,020(5)	311,441	—	—

_______________________

(1)
The treatment of these awards upon certain employment termination and change in control events is described under “—Potential Payments Upon Termination or Change in Control” below.
(2)
Calculated based on the closing price for the Common Stock on December 31, 2021, which was $10.04.
(3)
Represents options granted to Mr. Shepko on February 27, 2017 which are scheduled to vest in five equal installments on the first five anniversaries of the grant date, subject to continued employment through each applicable vesting date. Such award was granted to Mr. Shepko in connection with his prior service as a member of the Board of Directors.

(4)
Represents grants of PSUs that are subject to both time- and performance-based vesting conditions. Such PSUs will time-vest on December 31, 2023, subject to continued employment through such time-vesting date. These PSUs have not performance-vested yet, as the amount of PSUs subject to these awards that will ultimately vest can range from 0% to 200% based on the achievement of specific performance-based conditions, which are related to the Company's financial performance over the three-year performance period and are modified based on the Company’s Relative Total Shareholder Return (“TSR”). The ultimate amount of PSUs that vest may be downwardly adjusted by the Compensation Committee if the TSR is negative. The value of the PSUs reported in this column are based on achieving maximum performance goals.
(5)
Represents grants of RSUs that are subject to time-vesting conditions and are scheduled to vest in three equal installments on the first anniversary of the grant date, on January 1, 2023 and on January 1, 2024, subject to continued employment through each applicable vesting date.
(6)
The awards granted to Mr. Bates on April 20, 2020 constitute “employment inducement grants” under NASDAQ Listing Rule 5635(c)(4).
(7)
Represents the Bates 2020 Target Award. Such award is schedule to vest in three equal installments on the first three anniversaries of the grant date, subject to continued employment through each applicable vesting date.
(8)
Represents the Bates Make-Whole Award. Such award is schedule to vest in three equal installments on the first three anniversaries of the grant date, subject to continued employment through each applicable vesting date.
(9)
Represents the Bates Turn-Around Award, which consists of PSUs that are subject to both time- and performance-based vesting conditions. Such PSUs will time-vest at the end of the three-year performance period which commenced on April 20, 2020, subject to continued employment through such time-vesting date. Such PSUs have already fully satisfied the performance-vesting condition, as the Common Stock equaled or exceeded the three specified performance hurdles for 20 trading days out of 30 consecutive trading days during the three-year performance period; specifically, 33.33% of the PSUs performance vested upon the achievement of a $4 performance hurdle, 33.33% of the PSUs performance vested upon the achievement of a $6 performance hurdle, and 33.34% of the PSUs performance vested upon the achievement of a $9 performance hurdle.
(10)
Represents the Williams Promotion Award. Such award is schedule to vest in three equal installments on the first three anniversaries of the grant date, subject to continued employment through each applicable vesting date.
(11)
Represents the Williams 2020 Target Award. Such award is schedule to vest in three equal installments on the first three anniversaries of the grant date, subject to continued employment through each applicable vesting date.
(12)
Represents the Williams Turn-Around Award, which consists of PSUs that are subject to both time- and performance-based vesting conditions. Such PSUs will time-vest at the end of the three-year performance period which commenced on May 6, 2020, subject to continued employment through such time-vesting date. Such PSUs have already fully satisfied the performance-vesting condition, as the Common Stock equaled or exceeded the three specified performance hurdles for 20 trading days out of 30 consecutive trading days during the three-year performance period; specifically, 33.33% of the PSUs performance vested upon the achievement of a $4 performance hurdle, 33.33% of the PSUs performance vested upon the achievement of a $6 performance hurdle, and 33.34% of the PSUs performance vested upon the achievement of a $9 performance hurdle.

Potential Payments Upon Termination or Change in Control

Employment Agreements with Messrs. Shepko, Bates and Williams

As described above in the section entitled “—Narrative to Summary Compensation Table,” we have entered into employment agreements with each of Messrs. Shepko, Bates and Williams. The following summarizes the impact of certain termination events or the occurrence of a change in control on each NEO’s entitlement to severance and other benefits under these employment agreements.

If the employment of Messrs. Shepko, Bates or Williams is terminated by the Company for cause or by the executive without good reason, such executive will be entitled to receive (i) all accrued base salary and accrued but unused vacation through the date of termination, (ii) any post-employment benefits due under the terms and conditions of the Company’s benefits plans, and (iii) for Mr. Shepko, any earned but unpaid annual bonus. The applicable executive will not be entitled to any additional amounts or benefits as the result of a termination of employment for cause or by the executive without good reason.

If the employment of Mr. Shepko is terminated by the Company without cause or if he resigns for good reason, Mr. Shepko will be entitled to, subject to his execution and non-revocation of a release of claims against the Company and continued compliance with restrictive covenants, (i) a lump-sum cash payment equal to the pro rata portion of his target annual bonus for the year in which his employment terminates (the “Severance Payment”), and (ii) up to 24 months of Company-subsidized COBRA coverage; provided, however, that if such termination occurs after a change in control and is on or before December 31, 2022, the Severance Payment will instead be equal to Mr. Shepko’s target annual bonus for the 2022 bonus year plus his annual base salary for 2022 (less any amounts of base salary already paid to him if the termination date occurs in 2022).

If Mr. Shepko’s employment is terminated due to his death or disability, he will be entitled to the pro rata portion of his target annual bonus for the year in which his employment terminates.

If the employment of Messrs. Bates or Williams is terminated by the Company without cause or if Messrs. Bates or Williams resign for good reason, the applicable executive will be entitled to, subject to the execution and non-revocation of a release of claims against the Company and continued compliance with restrictive covenants: (i) a payment equal to the sum of (A) 18 months of base salary plus (B) a pro rata portion of the applicable executive’s target annual bonus for the year in which he is terminated, payable in substantially equal installments over the 18-month period following such termination; (ii) up to 18 months of Company-subsidized COBRA coverage; and (iii) the accelerated vesting of any outstanding equity awards, with performance-based conditions vesting on actual achievement of the applicable performance-based conditions, except for the Bates 2020 Target Award, the Bates Turn-Around Award, the Bates Make-Whole Award, the Williams 2020 Target Award, the Williams Turn-Around Award and the Williams Promotion Award, which provide for accelerated vesting in the circumstances described below. If Mr. Williams terminates his employment agreement for convenience after May 6, 2023, the Company may elect to pay Mr. Williams a discretionary severance payment equal to his monthly base salary for up to 18 months following such termination in order to extend his post-termination restricted period, as described above.

If the employment of Messrs. Bates or Williams is terminated due to his death or disability, such executive will be entitled to: (i) a pro rata portion of his target annual bonus for the year in which he is terminated; (ii) up to 18 months of Company-subsidized COBRA coverage; and (iii) the accelerated vesting of any outstanding equity awards that would have vested in the year of termination, with performance-based conditions vesting on actual achievement of the applicable performance-based conditions, except for the Bates 2020 Target Award, the Bates Turn-Around Award, the Bates Make-Whole Award, the Williams 2020 Target Award, the Williams Turn-Around Award and the Williams Promotion Award, which provide for accelerated vesting in the circumstances described below.

Under his employment agreement, “good reason” for Mr. Shepko generally means the occurrence of any of the following, without his consent: (i) a material reduction in base salary; (ii) a material diminution in his position, reporting relationship to the Board, responsibilities or duties or the assignment of him to a position, responsibilities or duties of a materially lesser status or degree of responsibility than his position, responsibilities or duties; (iii) requirement that Mr. Shepko be based anywhere more than 40 miles from the office where he is located on the effective date of the employment agreement; or (iv) any material breach by the Company of the employment agreement or any other material agreement between the Company and Mr. Shepko.

Under their employment agreements, “good reason” for each of Messrs. Bates and Williams generally means the occurrence of any of the following, without his consent: (i) a material reduction in base salary or target annual bonus, other than a general reduction in base salary or target annual bonus that affects all similarly situated executives in substantially the same proportions; (ii) a material diminution in his position, responsibilities or duties or the assignment of him to a position, responsibilities or duties of a materially lesser status or degree of responsibility than his position, responsibilities or duties; (iii) any material breach by the Company of any provision of his employment agreement; or (iv) for Mr. Bates, the required relocation or transfer of his regular work location to a location more than 40 miles from the Dallas-Ft. Worth metropolitan area.

Under their employment agreements, “cause” for each of Messrs. Shepko, Bates and Williams generally means: (i) the commission by the executive of fraud, breach of fiduciary duty, theft or embezzlement against the Company, its subsidiaries, affiliates or customers; (ii) the executive’s willful refusal without proper legal cause to faithfully and diligently perform his duties; (iii) the breach of the confidentiality, noncompetition, non-solicitation or intellectual property provisions in the executive’s employment agreement or the material breach of any other written agreement between the executive and one or more members of affiliated entities including the Company and its direct and indirect subsidiaries; (iv) the executive’s conviction of, or plea of guilty or nolo contendere to, a felony (or state law equivalent) or any crime involving moral turpitude; (v) willful misconduct or gross negligence by the executive in the performance of duties to the Company that has or could reasonably be expected to have a material adverse effect on the Company; or (vi) the executive’s material breach and violation of the Company’s written policies pertaining to sexual harassment, discrimination or insider trading.

2017 Equity Awards

Pursuant to the terms of Mr. Shepko’s 2017 option award (the “2017 Shepko Option Award”), upon a change in control, the unvested portion of the 2017 Shepko Option Award will become vested in full and exercisable. If Mr. Shepko’s service terminates due to his death or disability, the unvested portion of the 2017 Shepko Option Award that would have vested in the year of termination will become vested and exercisable.

2020 Equity Awards

Bates and Williams 2020 Target Awards

Pursuant to the terms of the Bates 2020 Target Award and Williams 2020 Target Award (collectively, the “2020 Target Awards”) upon (i) a change in control if no replacement award is provided, (ii) the respective NEO’s termination without cause, or (iii) the respective NEO’s resignation for good reason, the unvested portion of the 2020 Target Award will become vested in full and exercisable, in each case, subject to the NEO’s execution and non-revocation of a release of claims against the Company. If the NEO’s employment terminates due to his death or disability, the unvested portion of the 2020 Target Award that would have vested in the year of termination will become vested and exercisable.

Under the 2020 Target Awards, “change in control,” “good reason” and “cause” all have the same definitions as described above.

Bates and Williams Turn-Around Awards

Pursuant to the terms of the Bates Turn-Around Award and Williams Turn-Around Award (collectively, the “Turn-Around Awards”), upon a change in control if no replacement award is provided, the unvested portion of the Turn-Around Awards will time-vest in full. Further, pursuant to the terms of the Turn-Around Awards, upon (i) the respective NEO’s termination without cause, (ii) the respective NEO’s resignation for good reason, or (iii) the respective NEO’s death or disability, the unvested portion of the Target Awards will time-vest in full and performance-vest based on actual achievement of the applicable performance-based conditions, in each case, subject to the NEO’s execution and non-revocation of a release of claims against the Company.

Under the Turn-Around Awards, “change in control,” “good reason” and “cause” all have the same definitions as described above.

Bates Make-Whole Award

Pursuant to the terms of the Bates Make-Whole Award, upon (i) a change in control if no replacement award is provided, (ii) Mr. Bates’ termination without cause, or (iii) Mr. Bates’ resignation for good reason, the unvested portion of the Bates Make-Whole Award will become vested in full and exercisable, in each case, subject to Mr. Bates’ execution and non-revocation of a release of claims against the Company. If Mr. Bates’ employment terminates due to his death or disability, the unvested portion of the Bates Make-Whole Award that would have vested in the year of termination will become vested and exercisable.

Under the Bates Make-Whole Award, “change in control,” “good reason” and “cause” all have the same definitions as described above.

Williams Promotion Award

Pursuant to the terms of the Williams Promotion Award, upon (i) a change in control if no replacement award is provided, (ii) Mr. Williams’ termination without cause, or (iii) Mr. Williams’ resignation for good reason, the unvested portion of the Williams Promotion Award will become vested in full and exercisable, in each case, subject to Mr. Williams’ execution and non-revocation of a release of claims against the Company. If Mr. Williams’ employment terminates due to his death or disability, the unvested portion of the Williams Promotion Award that would have vested in the year of termination will become vested and exercisable.

Under the Williams Promotion Award, “change in control,” “good reason” and “cause” all have the same definitions as described above.

2021 Equity Awards

Pursuant to the terms of the 2021 RSU awards made to Messrs. Shepko, Bates and Williams (collectively, the “2021 RSU Awards”), the unvested portion of the 2021 RSU Award will become vested in full upon (i) a change in control if no replacement award is provided or (ii) the respective NEO’s termination (a) by the Company without cause, (b) by the NEO for good reason or (c) due to the NEO’s death or disability, in each case, subject to the NEO’s execution and non-revocation of a release of claims against the Company.

Pursuant to the terms of the 2021 PSU awards made to Messrs. Shepko, Bates and Williams (collectively, the “2021 PSU Awards” and, together with the 2021 RSU Awards, the “2021 Equity Awards”), upon a change in control, if no replacement award is provided and subject to the NEO’s continuous employment through the occurrence of the change in control, the 2021 PSU Award will immediately become time-vested and the achievement of all relevant performance goals will be determined based on the greater of actual achievement or the target of those goals at the time of the change in control. Upon the NEO’s termination (i) by the Company without cause, (ii) by the NEO for good reason or (iii) due to the NEO’s death or disability, in each case, subject to the NEO’s execution and non-revocation of a release of claims against the Company, the 2021 PSU Award will be deemed to have time-vested as of the date of such termination and the achievement of all relevant performance goals will be determined based on the actual level achievement of those goals; provided, that (a) the number of any PSUs deemed to have become performance-vested shall be prorated to reflect the portion of the performance period that lapsed as of immediately prior the termination date, (b) the resulting number of PSUs following such proration shall be deemed the number of vested PSUs that shall be settled in accordance with the applicable award agreement and (c) any number of PSUs that are not settled in accordance with the applicable award agreement shall remain outstanding and subject to vesting and settlement notwithstanding the NEO’s termination.

Under the 2021 Equity Awards, “change in control” and “cause” are defined in the Incentive Plan, and “good reason” is defined in the applicable employment agreement.

Director Compensation

Annual Cash Compensation

Our directors who also serve as employees of the Company do not receive additional compensation for their services as directors while serving as employees. Our non-employee directors receive (i) an annual retainer in the amount of $75,000, and (ii) as applicable, an annual fee for serving as the chair of the Audit Committee in the amount of $15,000, as the chair of the Compensation Committee in the amount of $10,000 and as the chair of the Corporate Governance and Nominating Committee in the amount of $10,000. The annual retainer and committee chair fees are paid quarterly. Mr. Shepko became Interim Chief Executive Officer effective January 1, 2021 and was appointed Chief Executive Officer effective August 2, 2021, and no longer receives any Board retainers.

Equity Compensation

In addition to the annual cash compensation described above, our independent directors also receive an annual stock award grant for each year of service on the Board of Directors. Due to the amendment to the Incentive Plan that occurred in 2021, during the fiscal year ended December 31, 2021, our directors received two separate grants of RSUs, representing their 2021 annual stock award grant and their 2022 annual stock award grant.

The 2021 non-employee director annual stock awards were granted on June 1, 2021 and consisted of 6,906 RSUs worth $52,002 as of the grant date, each of which vested on January 1, 2022. The 2022 non-employee director annual stock awards were granted on December 31, 2021 and each consisted of 4,980 RSUs worth $49,999 as of the grant date, each of which vest on January 1, 2023.

The following table presents information regarding compensation earned by the non-employee directors for their Board service during the year ended December 31, 2021.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	Total ($)
Brian Bonner	85,000	102,001	—	187,001
Kevin M. Charlton(4)	—	—	—	—
Don R. Daseke	75,000	102,001	—	177,001
Catharine Ellingsen	50,625	85,473	—	136,098
Grant Garbers	75,000	102,001	—	177,001
Daniel J. Hennessy(5)	45,000	—	—	45,000
Charles “Chuck” F. Serianni	82,500	102,001	—	184,501
Ena Williams	85,000	102,001	—	187,001

______________________

(1)
Reflects annual retainer fees for non-employee directors of $75,000 and annual Board committee chair fees, with (a) Ms. Ellingsen receiving a prorated annual retainer due to her becoming a non-employee director on April 27, 2021, and (b) Mr. Hennessy receiving a prorated annual retainer due to his cessation of service as a non-employee director on June 18, 2021. Mr. Charlton received no annual retainer due to his cessation of service as a non-employee director on January 1, 2021.
(2)
Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of RSUs granted to non-employee directors in the fiscal year ended December 31, 2021. As of December 31, 2021, non-employee directors (as of such date) held outstanding RSUs in the following amounts: Messrs. Bonner, Daseke, Garbers and Serianni and Ms. Williams – 11,886; and Ms. Ellingsen – 9,691. Ms. Ellingsen received a prorated number of RSUs due to her becoming a non-employee director on April 27, 2021.
(3)
Non-employee directors were not granted stock options in the fiscal year ended December 31, 2021. As of December 31, 2021, non-employee directors (as of such date) held outstanding stock options in the following amounts: Mr. Bonner – 25,000; Mr. Daseke – 99,940; Messrs. Garbers and Serianni and Mses. Ellingsen and Williams – 0.
(4)
Mr. Charlton ceased to be a director effective January 1, 2021.
(5)
Mr. Hennessy ceased to be a director effective June 18, 2021.

In addition, our non-employee directors are reimbursed for all out-of-pocket expenses incurred in connection with attending Board or committee meetings. Each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

Process for Determining Non-Employee Director Compensation

The Compensation Committee conducts an annual review of director compensation and benefits, including cash, equity-based awards and other compensation. In determining non-employee director compensation, the Compensation Committee seeks advice from the independent compensation consultants who are retained by the Board to, among other functions, analyze compensation and develop initial recommendations as to the amount and form of compensation to be paid to the Company’s non-employee directors, including pay mix. Regarding compensation, the Compensation Committee’s advisor, Meridian, analyzes and compares the Company’s compensation program against the same peer group used to determine executive officer compensation as described above. Market data is obtained for each element of Board compensation. The Board then reviews this information with the compensation consultant, as well as any developing trends in director compensation and how the Board’s workload compares to that of the peer group directors, and establishes the go-forward Board compensation arrangements. In establishing the go-forward Board compensation arrangements, the Compensation Committee considers the competitiveness of each element of compensation, as well as the competitiveness of total compensation. The Compensation Committee recommended that the Board approve the 2021 compensation package, and the Board approved the compensation package for 2021.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, nor served at any time during 2021, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table reflects, as of December 31, 2021, information regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	5,338,030	$7.13	1,248,915
Equity compensation plans not approved by security holders(3)	865,000	$2.15	N/A
Total	6,203,030	$6.23	1,248,915

______________________

(1)
The weighted average exercise price does not take into account shares issuable upon vesting of outstanding RSUs or PSUs.
(2)
On June 18, 2021, the Company’s common stockholders approved the Incentive Plan, whereby the Company may grant awards of stock options, stock appreciation rights, restricted stock, RSUs, other stock-based awards and performance awards. Under the Incentive Plan, the Company is authorized to issue up to 8.5 million shares of Common Stock.
(3)
Reflects the grant of “employment inducement grants” under NASDAQ Listing Rule 5635(c)(4). These grants consisted of (a) 409,900 stock options and 388,500 PSUs to Mr. Bates and (b) 66,600 stock options to a former non-executive officer employee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 31, 2022 based on information filed with the SEC or obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock, by:

•
each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
•
each of our NEOs and directors that beneficially owns shares of Common Stock; and
•
all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Outstanding Common Stock(1)
Brian Bonner(2)	509,546	*
Don R. Daseke(2)(3)	18,108,687	28.5
Catharine Ellingsen	4,711	*
Grant Garbers	6,906	*
Melendy Lovett	10,000	*
Charles “Chuck” F. Serianni	41,741	*
Jonathan Shepko(2)	293,069	*
Ena Williams	53,741	*
Jason Bates(2)	273,267	*
Rick Williams(2)	381,000	*
All directors and executive officers as a group (11 individuals)(2)(3)	19,821,535	31.2
The Walden Group, Inc.(4)	16,337,314	25.8
Osterweis Capital Management, Inc.(5)	4,347,850	6.9
Lyons Capital, LLC(6)	3,250,000	5.1

________________________

* Less than one percent.

(1)
Calculations based on 63,441,801 shares of Common Stock of the registrant outstanding at March 31, 2022.
(2)
Includes shares of Common Stock issuable upon exercise of stock options held by the following people in the following amounts: (a) 25,000 vested options held by each of Messrs. Bonner and Shepko, (b) 99,940 vested options held by Mr. Daseke; (c) 136,633 vested options held by Mr. Bates and 136,634 options held by Mr. Bates that will vest within 60 days of March 31, 2022, (d) 190,500 vested options held by Mr. Williams and 190,500 options held by Mr. Williams that will vest within 60 days of March 31, 2022, and (e) 79,433 vested options held by Mr. Roy and 59,434 options held by Mr. Roy that will vest within 60 days of March 31, 2022.
(3)
The shares reported in the above table also include shares held of record by Barbara Daseke (his spouse), by The Walden Group, Inc. (an entity of which Mr. Daseke is the President and majority stockholder) and by Walden Management Co. Pension (an entity of which Mr. Daseke is the sole trustee). Mr. Daseke has sole voting and sole dispositive power over 1,737,052 shares of Common Stock and shared voting and shared dispositive power over 16,371,635 shares of Common Stock. Ms. Daseke holds 34,321 shares of Common Stock, The Walden Group, Inc. holds 16,337,314 shares of Common Stock, and Walden Management Co. Pension holds 76,000 shares of Common Stock.
(4)
Business Address: 15455 Dallas Parkway, Suite 550, Addison, Texas 75001.
(5)
Comprised of approximately 4,347,850 shares of Common Stock issuable upon conversion of 500,000 shares of Series A Convertible Preferred Stock, convertible at the rate of 8.6957 shares of Common Stock per 1 share of Series A Convertible Preferred Stock. Information is based on a Schedule 13G/A filed with the SEC on February 14, 2022 by (a) Osterweis Capital Management, Inc., (b) Osterweis Capital Management, LLC, (c) John S. Osterweis, and (d) Carl P. Kaufman, all of which, except for Osterweis Capital Management, Inc., have sole voting and sole dispositive power. Business Address: One Maritime Plaza, Suite 800, San Francisco, CA 94111.
(6)
Information is based on a Schedule 13D/A filed with the SEC on January 5, 2021 by (a) Lyons Capital, LLC, (b) The Lyons Community Property Trust, dated June 15, 1979, (c) Phillip N. Lyons, and (d) Lyons Share Foundation, all of which have shared voting and shared dispositive power over the reported shares of Common Stock. Business Address of Lyons Capital, LLC, The Lyons Community Property Trust, dated June 15, 1979 and Lyons Share Foundation: 5000 Birch Street, Suite 5500, Newport Beach, CA 92660. Business Address of Phillip N. Lyons 36 Harbor Island, Newport Beach, CA 92660.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Since January 1, 2020, other than the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in Item 11 of this Amendment No. 1, there have been no transactions, and there are no currently proposed transactions, in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or is expected to exceed $120,000, and (iii) any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, except Mr. Williams, our Executive Vice President and Chief Operating Officer, has a 28% ownership interest in one of our customers from whom we received approximately $0.4 million and $0.2 million in freight revenue for the years ended December 31, 2021 and 2020, respectively.

Policies and Procedures for Related Party Transactions

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

Director Independence

The Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that none of our directors (other than Messrs. Daseke and Shepko) have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of our directors (other than Messrs. Daseke and Shepko) is “independent” as that term is defined by The Nasdaq Listing Rules. In addition, the Board previously determined that Mr. Charlton, who served on the Board until his resignation in January 2021, and Mr. Hennessy, who served on the Board until his resignation in June 2021, had no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and were “independent” as that term is defined by the NASDAQ Listing Rules during the time they served on the Board. In making these determinations, the Board considered the current and prior relationships that each director has with the Company and all other facts and circumstances the Board deemed relevant in determining each director’s independence and eligibility to serve on the committees of the Board.

There are no family relationships among any directors or executive officers.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

The following is a summary of fees paid to Grant Thornton LLP (Dallas, Texas; PCAOB ID Number 248) (“Grant Thornton”) for audit, audit related and tax fees for the years ended December 31, 2020 and December 31, 2021.

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

Tax Fees. Tax fees consist of fees billed for tax return preparation and tax planning and advice.

	2020 Fees	2021 Fees
Audit services	$2,050,232	$2,107,322
Audit-related services(1)	67,840	233,198
Tax services	897,822	701,350
All other services	—	—
Total	$3,015,894	$3,041,870

_________________________

(1)
Audit-related services are comprised of an audit of a benefit plan in 2020 and in 2021. In addition, in 2021, audit-related services included due diligence procedures in connection with potential acquisition opportunities.

The Audit Committee determined that the services provided by Grant Thornton were compatible with Grant Thornton’s independence as the independent registered public accounting firm during 2020 and 2021.

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

4.7***	Description of securities.

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

10.31+***	Form of Non-Qualified Stock Option Award Agreement (commencing in 2020).

10.32+***	Form of Performance Stock Unit Award Agreement (commencing in 2020).

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

DASEKE, INC.
(Registrant)

Date:	April 29, 2022	By:	/s/ Jonathan Shepko
Jonathan Shepko
Chief Executive Officer and Director