Form 10-Q
period 2022-03-31
Daseke, Inc.
filed 2022-05-03
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

* On February 23, 2022, NASDAQ Stock Market LLC filed a Form 25 with the Securities and Exchange Commission (the SEC) to delist Daseke, Inc.’s warrants from NASDAQ due to the expiration of the warrants on February 27, 2022; each warrant not exercised on or before the expiration date became void. The deregistration of the warrants under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective for 90 days, or such shorter period as the SEC may determine, after the filing of the Form 25.

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

Common shares of the registrant outstanding at April 22, 2022 were 63,454,264.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Report) of Daseke, Inc. (Daseke or the Company) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “should,” “could,” “would,” “forecast,” “seek,” “target,” “predict,” and “potential,” the negative of these terms, or other comparable terminology. Forward-looking statements may include statements about the Company’s goals; the Company’s business strategy and plans; the Company’s financial strategy, liquidity and capital required for its business strategy and plans; the Company’s competition and government regulations; general economic conditions; and the Company’s future operating results.

These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that the Company anticipates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Readers are cautioned not to place undue reliance on the forward-looking statements.

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, such as downturns in customers’ business cycles and disruptions in capital and credit markets; the Company’s ability to adequately address downward pricing and other competitive pressures; the Company’s insurance or claims expense; driver shortages and increases in driver compensation or owner operator contracted rates; fluctuations in the price or availability of diesel fuel; increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment; impact to the Company’s business and operations resulting from the COVID-19 pandemic; seasonality and the impact of weather and other catastrophic events; the Company’s ability to secure the services of third-party capacity providers on competitive terms; loss of key personnel; a failure of the Company’s information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data or other security breach, or cybersecurity incidents; the Company’s ability to execute and realize all of the expected benefits of its integration, business improvement and comprehensive restructuring plans; the Company’s ability to realize all of the intended benefits from acquisitions and investments; the Company’s ability to complete divestitures successfully; the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness and the Company’s ability to finance its capital requirements; restrictions in its existing and future debt agreements; increases in interest rates; changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general; the impact of governmental regulations and other governmental actions related to the Company and its operations; and litigation and governmental proceedings. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2022. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.

All forward-looking statements, expressed or implied, attributed to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$153.5	$147.5
Accounts receivable, net of allowance of $2.1 at March 31, 2022 and December 31, 2021	202.2	172.3
Drivers’ advances and other receivables	9.9	7.7
Other current assets	19.8	22.6
Total current assets	385.4	350.1

Property and equipment, net	397.7	397.7
Intangible assets, net	85.2	86.9
Goodwill	148.0	140.1
Right-of-use assets	109.1	108.3
Other non-current assets	4.2	4.3
Total assets	$1,129.6	$1,087.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20.2	$14.7
Accrued expenses and other liabilities	59.8	43.9
Accrued payroll, benefits and related taxes	28.5	32.9
Accrued insurance and claims	36.8	26.8
Current portion of long-term debt	55.2	55.5
Warrant liability	—	4.7
Current operating lease liabilities	34.1	33.7
Total current liabilities	234.6	212.2

Line of credit	—	—
Long-term debt, net of current portion	524.3	531.4
Deferred tax liabilities	85.5	85.1
Non-current operating lease liabilities	81.5	81.1
Other non-current liabilities	3.5	1.6
Total liabilities	929.4	911.4

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at March 31, 2022 and December 31, 2021	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 63,441,801 and 62,489,278 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	400.2	387.8
Accumulated deficit	(265.0)	(276.8)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	200.2	176.0
Total liabilities and stockholders’ equity	$1,129.6	$1,087.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Company freight	$156.0	$145.1
Owner operator freight	129.8	105.1
Brokerage	78.2	48.5
Logistics	11.4	8.5
Fuel surcharge	45.6	26.7
Total revenue	421.0	333.9

Operating expenses:
Salaries, wages and employee benefits	97.5	90.7
Fuel	35.1	25.4
Operations and maintenance	34.4	30.3
Communications	0.9	1.1
Purchased freight	171.6	121.4
Administrative	16.9	16.5
Sales and marketing	0.4	0.6
Taxes and licenses	3.6	3.9
Insurance and claims	23.4	16.8
Acquisition-related transaction expenses	1.4	—
Depreciation and amortization	21.6	22.2
Gain on disposition of property and equipment	(4.6)	(3.1)
Restructuring charges	0.6	—
Total operating expenses	402.8	325.8
Income from operations	18.2	8.1

Other expense (income):
Interest income	(0.1)	(0.1)
Interest expense	7.1	11.1
Change in fair value of warrant liability	(4.7)	5.6
Other	(0.5)	(0.4)
Total other expense	1.8	16.2

Income (loss) before income taxes	16.4	(8.1)
Income tax expense (benefit)	3.4	(0.8)
Net income (loss)	13.0	(7.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.1	0.2
Comprehensive income (loss)	$14.1	$(7.1)

Net income (loss)	$13.0	$(7.3)
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.2)
Net income (loss) attributable to common stockholders	$11.8	$(8.5)
Earnings (loss) per common share:
Basic	$0.19	$(0.13)
Diluted	$0.18	$(0.13)
Weighted-average common shares outstanding:
Basic	62,891,317	65,080,364
Diluted	65,433,575	65,080,364
Dividends declared per Series A convertible preferred share	$1.91	$1.91

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2022

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Income	Total
Balance at January 1, 2022	650,000	$65.0	62,489,278	$—	$387.8	$(276.8)	$—	$176.0
Exercise of options	—	—	91,425	—	0.8	—	—	0.8
Exercise of warrants	—	—	817,648	—	9.4	—	—	9.4
Vesting of restricted stock units	—	—	43,450	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.2	—	—	2.2
Net income	—	—	—	—	—	13.0	—	13.0
Balance at March 31, 2022	650,000	$65.0	63,441,801	$—	$400.2	$(265.0)	$—	$200.2

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Income	Total
Balance at January 1, 2021	650,000	$65.0	65,023,174	$—	$401.6	$(327.8)	$—	$138.8
Exercise of options	—	—	149,545	—	0.6	—	—	0.6
Vesting of restricted stock units	—	—	5,737	—	(0.8)	—	—	(0.8)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	1.4	—	—	1.4
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2021	650,000	$65.0	65,178,456	$—	$402.8	$(336.3)	$0.2	$131.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$13.0	$(7.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	19.9	20.5
Amortization of intangible assets	1.7	1.7
Amortization of deferred financing fees	0.3	0.8
Non-cash operating lease expense	—	(0.4)
Change in fair value of warrant liability	(4.7)	5.6
Write-off of deferred financing fees	—	1.1
Stock-based compensation expense	4.2	2.4
Deferred taxes	0.3	(0.8)
Bad debt expense	0.1	0.2
Gain on disposition of property and equipment	(4.6)	(3.1)
Changes in operating assets and liabilities
Accounts receivable	(26.4)	(3.4)
Drivers’ advances and other receivables	(4.7)	0.4
Other current assets	4.3	5.7
Accounts payable	5.4	(3.8)
Accrued expenses and other liabilities	20.4	9.9
Net cash provided by operating activities	29.2	29.5

Cash flows from investing activities
Purchases of property and equipment	(8.8)	(5.2)
Proceeds from sale of property and equipment	11.5	10.1
Cash paid for acquisitions, net of cash received	(19.3)	—
Net cash (used in) provided by investing activities	(16.6)	4.9

Cash flows from financing activities:
Advances on line of credit	422.1	337.6
Repayments on line of credit	(422.1)	(337.6)
Principal payments on long-term debt	(15.3)	(196.5)
Proceeds from long-term debt	—	97.5
Payments of deferred financing fees	—	(2.9)
Exercise of stock options, net	0.8	—
Exercise of warrants	9.4	—
Series A convertible preferred stock dividends	(1.2)	(1.2)
Net cash used in financing activities	(6.3)	(103.1)

Effect of exchange rates on cash and cash equivalents	(0.3)	(0.2)

Net increase (decrease) in cash and cash equivalents	6.0	(68.9)
Cash and cash equivalents – beginning of period	147.5	176.2
Cash and cash equivalents – end of period	$153.5	$107.3

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in millions)

	Three Months Ended
	March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$7.1	$7.7
Cash paid for income taxes	$0.1	$0.2

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$7.3	$14.4
Right-of-use assets acquired	$8.1	$5.8

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Daseke, Inc. is engaged in full service open-deck trucking and specializes primarily in flatbed truckload and heavy haul transportation of specialized items throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

The consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2021 as set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2022.

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

The Company’s warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value (in millions):

Fair value as of March 31, 2022
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$—	$—
Total fair value	$—	$—	$—	$—

	Fair value as of December 31, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$2.7	$—	$2.0	$4.7
Total fair value	$2.7	$—	$2.0	$4.7

The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy for the three months ended March 31, 2022 (in millions):

Three Months Ended
March 31, 2022
Balance at beginning of period	$2.0
Change in fair value	(2.0)
Balance at end of period	$—

Common Stock Purchase Warrants

The Company’s common stock purchase warrants expired in accordance with their terms on February 27, 2022 and are no longer exercisable. During the three months ended March 31, 2022, prior to their expiration, there were 1,635,296 warrants exercised for 817,648 shares of the Company’s common stock in exchange for $9.4 million in proceeds to the Company.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The Company adopted this guidance as of January 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The provisions of this update are effective for all entities as of March 20, 2020 through December 31, 2022 and apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. In addition, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) – Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this guidance as of January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The new standard will become effective for the Company beginning with the first quarter of 2023 and is not expected to have a material impact on the Company’s consolidated financial statements.

Lease Income

The Company leases tractors and trailers to certain of its owner operators and accounts for these transactions as operating leases. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term, which are reported in purchased freight on the consolidated statements of operations and comprehensive income (loss). The Company's equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

Lease income from lease payments related to these operating leases for the three months ended March 31, 2022 and 2021 was $7.6 million and $6.0 million, respectively.

NOTE 2 – ACQUISITIONS

On March 3, 2022, the Company acquired 100% of the outstanding stock of SJ Transportation Co., Inc. (SJ Transportation) for consideration net of cash acquired of $19.3 million, which was funded with cash on hand. The acquisition was a stock purchase under US GAAP. A Section 338(h)(10) election is being filed for the entity acquired which will deem those acquisitions as an asset purchase for tax purposes; therefore approximately $7.7 million of the values assigned to the intangible assets and goodwill are expected to be deductible for tax purposes. Approximately $0.2 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired (in millions):

SJ Transportation
Accounts receivable	$3.4
Other current assets	1.8
Property and equipment	10.4
Goodwill	7.7
Accounts payable and other liabilities	(4.0)
Total	$19.3

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed at estimated fair values as of the acquisition date, which were based, in part, upon outside preliminary appraisals for certain assets and subject to change when additional information concerning final asset and liability values is obtained.

The Company has not completed its assessments of the fair value of purchased intangible assets and no value has been allocated to them at this time. The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

For the three months ended March 31, 2022, revenue and net income of the acquired company, post-acquisition date, was $1.9 million and $0.1 million, respectively. There were no acquisitions during the three months ended March 31, 2021.

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma financial information reflects the SJ Transportation acquisition as if it occurred on January 1, 2021 (in millions). This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on January 1, 2021. Further, the pro forma financial information does not purport to project the future operating results of the consolidated company.

	Three Months Ended
	March 31,
	2022	2021
Pro forma revenue	$5.9	$6.1
Pro forma net income	$0.2	$0.6

NOTE 3 – OTHER CURRENT ASSETS

The components of other current assets are as follows as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$5.5	$7.5
Prepaid licensing, permits and tolls	4.3	4.8
Parts supplies	4.1	3.5
Other prepaids	2.4	2.7
Income tax receivable	1.9	1.9
Prepaid software	1.0	1.1
Prepaid highway and fuel taxes	0.6	1.1
Total	$19.8	$22.6

NOTE 4 – INTEGRATION AND RESTRUCTURING

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan (Transformation Plan or the Plan), with the first phase integrating five operating segments into three other operating segments, which will reduce the number of overall operating segments from eleven to six. The second phase of the Plan will integrate those six operating segments into four to five operating segments. As of March 31, 2022, we had ten operating segments. The Transformation Plan is intended to reduce the Company’s cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. In addition, the Company anticipates additional revenue opportunities driven by synergies from optimizing a consolidated operation, including empty mile reduction, pricing improvements, and additional seated truck contribution. The integration and restructuring costs consist of employee-related costs and other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs, which are accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income (loss). The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

The Company recorded $0.6 million of integration and restructuring expenses in connection with the Plan in the three months ended March 31, 2022. As of March 31, 2022, we have incurred a cumulative total of $0.6 million in integration and restructuring costs since inception of the Plan.

The Company completed the previously announced internal restructuring (Project Pivot) and integration (Project Synchronize) plans as of December 31, 2021 and does not expect any future material restructuring costs associated with those prior plans. As of December 31, 2021, the Company had incurred a cumulative total of $9.9 million in integration and restructuring costs related to Project Pivot and Project Synchronize.

The following table summarizes the integration and restructuring costs as of March 31, 2022 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—
Specialized Solution
Costs accrued	0.1	—	—	0.1
Amounts paid or charged	(0.1)	—	—	(0.1)
Specialized Solution balance at March 31, 2022	—	—	—	—
Flatbed Solution
Costs accrued	—	—	—	—
Amounts paid or charged	—	—	—	—
Flatbed Solution balance at March 31, 2022	—	—	—	—
Corporate
Costs accrued	—	—	0.5	0.5
Amounts paid or charged	—	—	(0.5)	(0.5)
Adjustments	—	—		—
Corporate balance at March 31, 2022	—	—	—	—
Consolidated
Costs accrued	0.1	—	0.5	0.6
Amounts paid or charged	(0.1)	—	(0.5)	(0.6)
Adjustments	—	—	—	—
Consolidated balance at March 31, 2022	$—	$—	$—	$—

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in millions):

	March 31,	December 31,
	2022	2021
Revenue equipment	$524.8	$520.5
Revenue equipment leased and available for lease to owner operators	130.0	123.4
Buildings and improvements	58.2	58.0
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	33.8	33.3
	746.8	735.2
Accumulated depreciation	(349.1)	(337.5)
Property and equipment, net	$397.7	$397.7

Depreciation expense on property and equipment was $19.9 million and $20.5 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Brokerage and escorts	$18.6	$15.6
Unvouchered payables	13.2	8.7
Owner operator deposits	11.9	11.3
Fuel and fuel taxes	6.7	1.2
Accrued property taxes and sales taxes payable	5.2	2.3
Other accrued expenses	3.4	3.7
Interest	0.8	1.1
	$59.8	$43.9

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Term Loan Facility	$396.0	$397.0
ABL Facility	—	—
Equipment and real estate term loans	163.3	169.0
Finance lease liabilities	27.5	28.5
Total debt and finance lease liabilities	586.8	594.5
Less current portion	(55.2)	(55.5)
Less unamortized deferred financing fees	(7.3)	(7.6)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$524.3	$531.4

Term Loan Facility

On March 9, 2021, the Company and Daseke Companies, Inc., a wholly-owned subsidiary of the Company (the Term Loan Borrower), entered into a Refinancing Amendment (Amendment No. 3 to Term Loan Agreement) (the Term Loan Amendment) with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent and a replacement lender, Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent and collateral agent, the other loan parties party thereto and the other financial institutions party thereto. Pursuant to the Term Loan Amendment, the Company prepaid, refinanced and replaced all of the then-issued and outstanding term loans, which had an aggregate principal amount of $484 million, with cash on hand and new replacement terms loans in an aggregate principal amount of $400 million (the Replacement Term Loans). At March 31, 2022 and December 31, 2021, the interest rate on the Replacement Term Loans was 4.75%. As of March 31, 2022, the Company was in compliance with all covenants contained in the agreement governing the Replacement Term Loans.

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the ABL Credit Agreement) with PNC Bank, National Association, as administrative agent and the lenders party thereto.

As of March 31, 2022, the Company had no borrowings, $23.1 million in letters of credit outstanding, and could incur approximately $123.1 million of additional indebtedness under the ABL Facility, based on current qualified collateral. As of March 31, 2022, the interest rate on the ABL Facility was 4.0%. As of March 31, 2022, the Company was in compliance with all covenants contained in the ABL Credit Agreement.

Equipment and Real Estate Term Loans

As of March 31, 2022, the Company had term loans collateralized by equipment in the aggregate amount of $161.1 million with 15 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 5.9%, require monthly payments of principal and interest and mature at various dates through April 2029. As of March 31, 2022, the weighted average interest rate was 3.9%.

As of March 31, 2022, the Company has a bank mortgage loan with a balance of $2.2 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon.

NOTE 8 – INCOME TAXES

The effective tax rates for the three months ended March 31, 2022 and 2021 were 20.7% and 9.9%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the mix of earnings with state jurisdictions, combined with the impact of nontaxable income, primarily related to the change in fair value of the warrant liability. State tax rates vary among states and typically range from 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three months ended March 31, 2022 differs from the effective tax rate for the same period in 2021 primarily due to the impact to the pre-tax book income from the change in fair value of the warrant liability.

There were no changes in uncertain tax positions during the three months ended March 31, 2022.

NOTE 9 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (as amended from time to time, the Incentive Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. As of March 31, 2022, the Company has 0.6 million shares of common stock available for issuance under the Incentive Plan, assuming the maximum potential number of shares that may be issued from outstanding awards.

Aggregate stock-based compensation charges, net of forfeitures, were $4.2 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $1.6 million, $6.1 million, and $17.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock units (RSUs) and performance stock units (PSUs) (both equity and liability awards), respectively. This expense will be recognized over the weighted average periods of 1.1 years for stock options, 1.8 years for RSUs and 1.6 years for PSUs.

During the three months ended March 31, 2022, there were 203,821 RSUs awarded to participants that are classified as equity. In addition, during the three months ended March 31, 2022, there were 235,393 PSUs awarded to participants that are classified as liabilities. During the three months ended March 31, 2022, there were no stock options granted.

Restricted Stock Units

The following table summarizes RSU grants under the Incentive Plan:

Grantee Type	# of RSUs Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)
Director Group	830,978	71,771	1-2 years	$11.21
Employee Group	2,393,066	753,265	3-5 years	$9.28
Total		825,036

A summary of RSU awards activity under the Incentive Plan as of March 31, 2022, and the changes during the three months ended March 31, 2022 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2022	673,830	$8.56
Granted	203,821	12.16
Vested	(45,752)	8.49
Forfeited	(6,863)	9.94
Non-vested as of March 31, 2022	825,036	$9.45

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2022 was $12.16. There were no RSUs granted during the three months ended March 31, 2021. The total fair value of RSUs vested during the three months ended March 31, 2022 and 2021 was $0.5 million and $0.1 million, respectively.

Performance Stock Units

As of March 31, 2022, the Company had 3,150,571 PSUs outstanding, of which 1,405,571 were classified as liabilities.

As of March 31, 2022, there were 630,571 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company’s financial performance over a three year period, modified based on the Company’s Relative Total Shareholder Return (TSR) and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The ultimate amount to vest may be downwardly adjusted by the Compensation Committee of the Company’s Board of Directors if the TSR is negative. The amount of awards that will ultimately vest for these PSUs can range from 0% to 200% based on the TSR calculated over a three year period beginning January 1 of the year each grant was made. The Company currently expects that these PSUs will vest between 105% and 138%. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The inputs and assumptions used to calculate the fair value ranged from a remaining term of 1.75 to 2.75 years, risk free interest rate of 2.11% to 2.39%, the expected volatility of 58.2% to 89.3%, and the expected dividend yield of 0.0%.

In addition, there are 775,000 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company’s financial performance over a two year period, subject to various subjective individual performance goals and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The Company currently expects that these PSUs will vest at 100%. The fair value is equal to the market value of the common stock at each period-end.

As of March 31, 2022, the total fair value of liability-classified awards was approximately $16.7 million, of which $3.5 million was recorded as a liability within other non-current liabilities on the consolidated balance sheet.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of March 31, 2022 and December 31, 2021 totaling approximately $25.6 million and $25.7 million, respectively, including those disclosed in Note 7. These letters of credit are related to liability and workers’ compensation insurance claims.

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

NOTE 11 – REPORTABLE SEGMENTS

The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations. In addition, the corporate segment, from time to time when advantageous to do so, purchases and resells certain revenue equipment. During the three months ended March 31, 2022, the corporate segment purchased $4.6 million in revenue equipment, which it resold for $4.9 million. This resulted in gains of $0.3 million for the three months ended March 31, 2022 and was recognized within Gain on disposition of property and equipment on the consolidated statements of operations. During the three months ended March 31, 2021, the corporate segment did not purchase or resell any revenue equipment.

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment revenues and expenses for the Flatbed Solutions segment totaled $0.8 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. Intersegment revenues and expenses for the Specialized Solutions segment totaled $1.9 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three months ended March 31, 2022 and 2021 (in millions):

	Flatbed	Specialized
	Solutions	Solutions	Corporate/	Consolidated
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2022
Total revenue	$195.1	$228.5	$(2.6)	$421.0
Company freight	41.5	116.4	(1.9)	156.0
Owner operator freight	88.1	42.2	(0.5)	129.8
Brokerage	41.2	37.0	—	78.2
Logistics	0.9	10.5	—	11.4
Fuel surcharge	23.4	22.4	(0.2)	45.6
Operating income (loss)	16.0	17.6	(15.4)	18.2
Depreciation	8.2	11.4	0.3	19.9
Amortization of intangible assets	0.7	1.0	—	1.7
Restructuring	—	0.1	0.5	0.6
Non-cash operating lease expense	—	—	—	—
Interest expense	0.8	1.2	5.1	7.1
Income (loss) before income tax	15.2	16.9	(15.7)	16.4
Capital expenditures	3.3	7.9	4.9	16.1

Three Months Ended March 31, 2021
Total revenue	$153.5	$183.6	$(3.2)	$333.9
Company freight	44.8	102.7	(2.4)	145.1
Owner operator freight	71.0	34.6	(0.5)	105.1
Brokerage	22.1	26.6	(0.2)	48.5
Logistics	1.2	7.2	0.1	8.5
Fuel surcharge	14.4	12.5	(0.2)	26.7
Operating income (loss)	11.0	10.5	(13.4)	8.1
Depreciation	8.0	12.2	0.3	20.5
Amortization of intangible assets	0.8	0.9	—	1.7
Non-cash operating lease expense	(0.1)	(0.3)	—	(0.4)
Interest expense	2.1	1.7	7.3	11.1
Income (loss) before income tax	9.4	8.8	(26.3)	(8.1)
Capital expenditures	9.0	10.6	—	19.6

NOTE 12 – EARNINGS (LOSS) PER SHARE

ASC Topic 260, “Earnings Per Share”, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s outstanding non-vested RSUs are participating securities unless there is a net loss attributable to common stockholders. Accordingly, earnings per common share are computed using the two-class method.

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

For the three months ended March 31, 2022 and 2021, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted earnings (loss) per share as their effects were anti-dilutive. In addition, for the three months ended March 31, 2021, shares of the Company’s outstanding stock options and PSUs were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended
	March 31,
(in millions, except per share data)	2022	2021

Numerator:
Net income (loss)	$13.0	$(7.3)
Less Series A Preferred Stock dividends	(1.2)	(1.2)
Net income (loss) attributable to common stockholders	11.8	(8.5)
Allocation of earnings to non-vested participating RSUs	(0.1)	—
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$11.7	$(8.5)

Effect of dilutive securities:
Add back Series A Preferred Stock dividends	$—	$—
Add back allocation earnings to participating securities	0.1	—
Reallocation of earnings to participating securities considering potentially dilutive securities	(0.1)	—
Numerator for diluted EPS - income (loss) available to common shareholders - two class method	$11.7	$(8.5)

Denominator:
Denominator for basic EPS - weighted-average shares	62,891,317	65,080,364

Effect of dilutive securities:
Stock options and PSUs	2,542,258	—
Series A Preferred Stock	—	—
Denominator for diluted EPS - weighted-average shares	65,433,575	65,080,364

Basic earnings (loss) per share	$0.19	$(0.13)
Diluted earnings (loss) per share	$0.18	$(0.13)

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

The Company believes it provides one of the most comprehensive transportation and logistics solutions offerings in the open-deck industry. The Company delivers its diverse offering of transportation and logistics solutions to thousands of customers across the United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment.

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

Recent Developments

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan, with the first phase integrating five operating segments into three other operating segments, which will reduce the number of overall operating segments from eleven to six. The second phase of the Plan will integrate those six operating segments into four to five operating segments. The Plan is intended to reduce the Company’s cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. In addition, the Company anticipates additional revenue opportunities driven by synergies from optimizing a consolidated operation, including empty mile reduction, pricing improvements, and additional seated truck contribution. During the first quarter of 2022, one of those integrations was completed, which reduced our operating segments from eleven to ten. The Company also plans to make certain technology upgrades to its transportation management system, implement a common accounting platform amongst its operating segments, as well as other investments to support data-driven decision making.

On March 3, 2022, the Company acquired SJ Transportation for consideration net of cash acquired of $19.3 million, which was funded with cash on hand. This acquisition expands the Company’s geographic footprint with existing customers in the industrial and hazardous waste end markets, while also providing an opportunity within the specialty chemicals vertical. SJ Transportation services niche, counter-cyclical, defensible end markets with high barriers to entry and will complement the existing high security cargo operations within the Specialized Solutions segment.

Thus far in 2022, like others in our industry, we have experienced inflationary cost headwinds in driver pay, operations and maintenance, and insurance expenses. The U.S. inflation rate is the highest experienced in four decades. Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. Thus far, we have been able to maintain our margins through a combination of rate strength, contributions from our ongoing transformation initiatives, such as the Plan, and our fuel surcharges.

In addition to inflation, like others in our industry, we have observed ongoing delays in receiving new equipment as the supply chain disruptions persisted throughout the first quarter of 2022. Due to these challenges in sourcing new equipment, we expect 2022 net capital expenditures to be between $145 million and $155 million, which is approximately $15 million lower than the 2022 net capital expenditures previously expected, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the three months ended March 31, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Three Months Ended March 31,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$156.0	37.1%	$145.1	43.5%	$10.9	7.5%
Owner operator freight	129.8	30.8	105.1	31.5	24.7	23.5
Brokerage	78.2	18.6	48.5	14.5	29.7	61.2
Logistics	11.4	2.7	8.5	2.5	2.9	34.1
Fuel surcharge	45.6	10.8	26.7	8.0	18.9	70.8
Total revenue	$421.0	100.0	$333.9	100.0	$87.1	26.1

OPERATING EXPENSES:
Salaries, wages and employee benefits	$97.5	23.2%	$90.7	27.2%	$6.8	7.5%
Fuel	35.1	8.3	25.4	7.6	9.7	38.2
Operations and maintenance	34.4	8.2	30.3	9.1	4.1	13.5
Communications	0.9	0.2	1.1	0.3	(0.2)	(18.2)
Purchased freight	171.6	40.8	121.4	36.4	50.2	41.4
Administrative	16.9	4.0	16.5	4.9	0.4	2.4
Sales and marketing	0.4	0.1	0.6	0.2	(0.2)	(33.3)
Taxes and licenses	3.6	0.9	3.9	1.2	(0.3)	(7.7)
Insurance and claims	23.4	5.6	16.8	5.0	6.6	39.3
Acquisition-related transaction expenses	1.4	0.3	—	—	1.4	100.0
Depreciation and amortization	21.6	5.1	22.2	6.6	(0.6)	(2.7)
Gain on disposition of revenue property and equipment	(4.6)	(1.1)	(3.1)	(0.9)	(1.5)	48.4
Restructuring charges	0.6	0.1	—	—	0.6	100.0
Total operating expenses	$402.8	95.7	$325.8	97.6	$77.0	23.6

INCOME FROM OPERATIONS	$18.2	4.3%	$8.1	2.4%	$10.1	124.7%

Other expense:
Interest income	$(0.1)	—%	$(0.1)	—%	$—	—%
Interest expense	7.1	1.7	11.1	3.3	(4.0)	(36.0)
Change in fair value of warrant liability	(4.7)	(1.1)	5.6	1.7	(10.3)	(183.9)
Other	(0.5)	(0.1)	(0.4)	(0.1)	(0.1)	25.0
Total other expense	$1.8	0.4	$16.2	4.9	$(14.4)	(88.9)

Income (loss) before income taxes	16.4	3.9%	(8.1)	(2.4)%	24.5	(302.5)%
Income tax expense (benefit)	3.4	0.8	(0.8)	(0.2)	4.2	(525.0)
Net income (loss)	$13.0	3.1	$(7.3)	(2.2)	$20.3	(278.1)

OPERATING STATISTICS:
Company miles	51.8		58.7		(6.9)	(11.8)%
Owner operator miles	44.8		44.7		0.1	0.2
Total miles (in millions)	96.6		103.4		(6.8)	(6.6)

Rate per mile	$2.96		$2.42		$0.54	22.3%
Revenue per tractor	$61,900		$50,700		$11,200	22.1

Company owned tractors, at quarter-end	2,518		2,785		(267)	(9.6)%
Owner operator tractors, at quarter-end	2,047		2,091		(44)	(2.1)
Number of trailers, at quarter-end	11,051		11,478		(427)	(3.7)

Company owned tractors, average for the quarter	2,556		2,833		(277)	(9.8)%
Owner operator tractors, average for the quarter	2,060		2,098		(38)	(1.8)
Total tractors, average for the period	4,616		4,931		(315)	(6.4)

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the three months ended March 31, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Three Months Ended March 31,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$116.4	50.9%	$102.7	55.9%	$13.7	13.3%
Owner operator freight	42.2	18.5	34.6	18.8	7.6	22.0
Brokerage	37.0	16.2	26.6	14.5	10.4	39.1
Logistics	10.5	4.6	7.2	3.9	3.3	45.8
Fuel surcharge	22.4	9.8	12.5	6.9	9.9	79.2
Total revenue	$228.5	100.0	$183.6	100.0	$44.9	24.5

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$61.9	27.1%	$56.6	30.8%	$5.3	9.4%
Fuel	25.2	11.0	17.1	9.3	8.1	47.4
Operations and maintenance	24.1	10.5	20.0	10.9	4.1	20.5
Purchased freight	66.5	29.1	49.4	26.9	17.1	34.6
Depreciation and amortization	12.4	5.4	13.1	7.1	(0.7)	(5.3)
Other operating expenses	20.8	9.1	16.9	9.2	3.9	23.1
Total operating expenses	$210.9	92.3	$173.1	94.3	$37.8	21.8

INCOME FROM OPERATIONS	$17.6	7.7%	$10.5	5.7%	$7.1	67.6%

OPERATING STATISTICS:
Company miles	36.0		37.9		(1.9)	(5.0)%
Owner operator miles	10.6		11.4		(0.8)	(7.0)
Total miles (in millions)	46.6		49.3		(2.7)	(5.5)

Rate per mile	$3.40		$2.78		$0.62	22.3%
Revenue per tractor	$69,400		$57,200		$12,200	21.3

Company owned tractors, at quarter-end	1,795		1,878		(83)	(4.4)%
Owner operator tractors, at quarter-end	479		510		(31)	(6.1)
Number of trailers, at quarter-end	7,005		7,270		(265)	(3.6)

Company owned tractors, average for the quarter	1,801		1,894		(93)	(4.9)%
Owner operator tractors, average for the quarter	485		506		(21)	(4.2)
Total tractors, average for the period	2,286		2,400		(114)	(4.8)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the three months ended March 31, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Three Months Ended March 31,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$41.5	21.3%	$44.8	29.2%	$(3.3)	(7.4)%
Owner operator freight	88.1	45.2	71.0	46.3	17.1	24.1
Brokerage	41.2	21.1	22.1	14.4	19.1	86.4
Logistics	0.9	0.5	1.2	0.8	(0.3)	(25.0)
Fuel surcharge	23.4	11.9	14.4	9.3	9.0	62.5
Total revenue	$195.1	100.0	$153.5	100.0	$41.6	27.1

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$28.0	14.4%	$28.6	18.6%	$(0.6)	(2.1)%
Fuel	9.9	5.1	8.3	5.4	1.6	19.3
Operations and maintenance	10.3	5.3	10.3	6.7	—	—
Purchased freight	107.8	55.3	75.4	49.1	32.4	43.0
Depreciation and amortization	9.0	4.6	8.8	5.7	0.2	2.3
Other operating expenses	14.1	7.2	11.1	7.2	3.0	27.0
Total operating expenses	$179.1	91.8	$142.5	92.8	$36.6	25.7

INCOME FROM OPERATIONS	$16.0	8.2%	$11.0	7.2%	$5.0	45.5%

OPERATING STATISTICS:
Company miles	15.8		20.8		(5.0)	(24.0)%
Owner operator miles	34.2		33.3		0.9	2.7
Total miles (in millions)	50.0		54.1		(4.1)	(7.6)

Rate per mile	$2.59		$2.14		$0.45	21.0%
Revenue per tractor	$55,600		$45,800		$9,800	21.4

Company owned tractors, at quarter-end	723		907		(184)	(20.3)%
Owner operator tractors, at quarter-end	1,568		1,581		(13)	(0.8)
Number of trailers, at quarter-end	4,046		4,208		(162)	(3.8)

Company owned tractors, average for the quarter	755		939		(184)	(19.6)%
Owner operator tractors, average for the quarter	1,575		1,592		(17)	(1.1)
Total tractors, average for the period	2,330		2,531		(201)	(7.9)
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue.  Total revenue increased 26.1% for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in total revenue was primarily attributed to deploying assets into strong markets, which allowed the Company to capture rate increases in both the Flatbed and Specialized segments, and the Company’s ability to capture excess volumes within our brokerage service offering. There was a 22.3% increase in rate per mile and a 6.6% decrease in total miles driven.

The Company’s Specialized Solutions segment’s revenue increased 24.5% for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to overall elevated freight rates driven by high-security cargo and glass transportation growth. Company freight increased 13.3% for the three months ended March 31, 2022 as compared to the same period in 2021 due to a 19.3% increase in company rate per mile, partially offset by a 5.0% decrease in miles driven due to downsizing of company tractors. Owner operator freight increased 22.0% due to a 31.2% increase in owner operator rate per mile, partially offset by a 7.0% decrease in miles driven primarily due to a 4.2% decrease in average owner operator tractors. The Company deployed company-owned assets into end markets with higher rates and margins, and as such, some of the excess volumes, for which the Company was unable to utilize company-owned assets, were captured through our brokerage service offering. This resulted in a 39.1% increase in brokerage revenue for the three months ended March 31, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were up 16% and the brokerage revenue per load was up 20% due to higher rates during the three months ended March 31, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 79.2% for the three months ended March 31, 2022 as compared to the same period in 2021 due to increased fuel costs that led to higher fuel surcharges.

The Company’s Flatbed Solutions segment’s revenue increased 27.1% for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to increases in owner operator freight revenue and brokerage revenue driven by strength in the construction, manufacturing, steel and agriculture industries. Owner operator freight increased 24.1% due to a 20.8% increase in owner operator rate per mile and a 2.7% increase in miles driven. The Company deployed company-owned assets into end markets with higher rates and margins, and as such, some of the excess volumes, for which the Company was unable to utilize company-owned assets, were captured through our brokerage service offering. This resulted in a 86.4% increase in brokerage revenue for the three months ended March 31, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were up 32% and the brokerage revenue per load was up 41% due to higher rates during the three months ended March 31, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 62.5% due to increased fuel costs that led to higher fuel surcharges. Company freight revenue decreased 7.4% due to the downsizing of company tractors which led to a 24.0% decrease in miles, partially offset by a 21.9% increase in rate per mile.

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

Salaries, wages and employee benefits expense increased 7.5% for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to increased health insurance claims, higher driver pay in the Specialized Solutions segment and increased employee headcount related to the expansion of corporate functions in legal, accounting and safety departments. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 3.4% for the three months ended March 31, 2022 as compared to the same period in 2021.

The Company’s Specialized Solutions segment increased 9.4% in salaries, wages and employee benefits expense for the three months ended March 31, 2022 compared to the same period in 2021, primarily as a result of increased health insurance claims and higher driver and non-driver pay. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 3.8% for the three months ended March 31, 2022 as compared to the same period in 2021.

The Company’s Flatbed Solutions segment decreased 2.1% in salaries, wages and employee benefits expense for the three months ended March 31, 2022 compared to the same period in 2021, primarily as a result of the decreased employee headcount and lower driver pay due to the decrease in Company miles compared to the same period in 2021. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 3.6% for the three months ended March 31, 2022 as compared to the same period in 2021.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased 38.2% for the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to a 45.7% increase in fuel price, partially offset by an 11.8% decrease in Company miles driven. The Company’s Specialized Solutions segment’s fuel expense increased 47.4% for the three months ended March 31, 2022 as compared to the same period in 2021, primarily as a result of the increase in fuel price, partially offset by a 5.0% decrease in Company miles driven for the three months ended March 31, 2022 as compared to the same period in 2021. The Company’s Flatbed Solutions segment’s fuel expense increased 19.3% for the three months ended March 31, 2022 as compared to the same period in 2021, as a result of the increase in fuel price, partially offset by a 24.0% decrease in Company miles driven for the three months ended March 31, 2022 as compared to the same period in 2021. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $4.244 for the three months ended March 31, 2022, compared to $2.913 for the same period in 2021.

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

Operations and maintenance expense increased 13.5% for the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to a 97.7% increase in pilot car and permit fees. The Company’s Specialized Solutions segment’s operations and maintenance expense increased 20.5% for the three months ended March 31, 2022 as compared to the same period in 2021 as a result of a 108.9% increase in pilot car and permit fees driven by increases in wind-related transportation. The Company’s Flatbed Solutions segment’s operations and maintenance expense was generally consistent for the three months ended March 31, 2022 as compared to the same period in 2021. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), was generally consistent for the three months ended March 31, 2022 as compared to the same period in 2021.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense increased 41.4% during the three months ended March 31, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased 27.3% during the three months ended March 31, 2022 as compared to the same period in 2021 as a result of a 23.2% increase in owner operators’ rate and a 0.2% increase in owner operator miles driven. Purchased freight expense from third-party capacity providers increased 76.2% during the three months ended March 31, 2022 as compared to the same period in 2021, as a result of an increase in utilization of third-party capacity providers. In addition, the cost of diesel fuel increased by 45.7% during the three months ended March 31, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of consolidated revenue, for the three months ended March 31, 2022, increased 4.4% as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s purchased freight expense increased 34.6% during the three months ended March 31, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased 20.1% during the three months ended March 31, 2022 as compared to the same period in 2021, as a result of a 31.2% increase in owner operators' rate, partially offset by a 7.0% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased 51.3% during the three months ended March 31, 2022 as compared to the same period in 2021, as a result of an increase in utilization of third-party capacity providers. In addition, the cost of diesel fuel increased by 45.7% during the three months ended March 31, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the three months ended March 31, 2022, increased 2.2% as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 43.0% for the three months ended March 31, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased 30.4% for the three months ended March 31, 2022 as compared to the same period in 2021, as a result of a 20.8% increase in owner operators’ rate and a 2.7% increase in owner operator miles driven. Purchased freight expense from third-party capacity providers increased 92.2% during the three months ended March 31, 2022 as compared to the same period in 2021, primarily as a result of increased utilization of third-party capacity providers. In addition, the cost of diesel fuel increased by 45.7% during the three months ended March 31, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the three months ended March 31, 2022, increased 6.2% as compared to the same period in 2021.

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

Depreciation and amortization expense decreased 2.7% during the three months ended March 31, 2022 as compared to the same period in 2021 as a result of a 9.8% decrease in average tractor count in the Company’s fleet, partially offset by an increase in depreciation per tractor associated with a 7.7% increase in revenue equipment leased and available to lease to owner operators within our Flatbed Solutions segment. The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased 5.3% for the three months ended March 31, 2022 as compared to the same period in 2021 as a result of a 4.9% decrease in average tractor count in the segment’s fleet. The Company’s Flatbed Solutions segment’s depreciation and amortization expense was generally consistent for the three months ended March 31, 2022 as compared to the same period in 2021.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels, however insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Insurance and claims expense increased $6.6 million, or 39.3% during the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to a $10.8 million increase in insurance claims, primarily resulting from two claims over the Company’s self-insured retention, partially offset by a $2.4 million decrease in insurance premiums, due to the creation of the risk retention group in the second quarter of 2021, and a $1.0 million decrease in our estimate of incurred but not reported claims.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense decreased 36.0% for the three months ended March 31, 2022 as compared to the same period in 2021. This decrease was primarily attributable to lower interest rates achieved through the successful refinancing of our Term Loan Facility (as defined below) during the first quarter of 2021, and decreases in the balance outstanding on the Term Loan Facility. Change in fair value of warrant liability was a gain of $4.7 million for the three months ended March 31, 2022 compared to a loss of $5.6 million for the same period in 2021. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. The Company’s common stock purchase warrants expired during three months ended March 31, 2022 and are no longer exercisable.

Income Tax. Income tax expense was $3.4 million for the three months ended March 31, 2022 compared to income tax benefit of $0.8 million for the same period in 2021. The effective tax rate was 20.7% for the three months ended March 31, 2022, compared to 9.9% for the same period in 2021. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the mix of earnings with state jurisdictions, combined with the impact of nontaxable income, primarily related to the change in fair value of the warrant liability.

Liquidity, Capital Resources and Capital Requirements

The Company had the following sources of liquidity available at March 31, 2022 and December 31, 2021 (in millions).

	March 31, 2022	December 31, 2021
Cash	$153.5	$147.5
Availability under line of credit	123.1	107.8
Total	$276.6	$255.3

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

Since its inception, the Company has acquired over twenty open-deck trucking companies. The primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve. The Company will continue to evaluate potential acquisitions and any other sources of growth it considers in its best interest. Additionally, depending on the Company’s actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, the Company may from time to time seek to repay or repurchase outstanding debt or equity securities through cash purchases in the open market or privately negotiated transactions. The amounts involved in any such transactions may be material.

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

Total property and equipment additions for the three months ended March 31, 2022 and 2021 are shown below (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash capital receipts	$(2.7)	$(4.9)
Property and equipment acquired with debt or finance lease obligations	7.3	14.4
Total net property and equipment additions	$4.6	$9.5

Total net property and equipment additions decreased due to ongoing delays in receiving new equipment as the supply chain disruptions persisted throughout the three months ended March 31, 2022.

Additionally, the Company entered into operating leases for revenue equipment with terms of one year to four years and real property with terms of less than one year to five years having asset values at lease inception of $0.8 million and $7.3 million, respectively, for the three months ended March 31, 2022.

The Company currently estimates its 2022 net capital expenditures to be $145 million to $155 million.

Material Debt

Overview

As of March 31, 2022, the Company had the following material debt:

•
the Term Loan Facility and the ABL Facility;
•
equipment and real estate term loans; and
•
finance lease liabilities.

The amounts outstanding under such agreements were as follows (in millions):

	March 31,	December 31,
	2022	2021
Term Loan Facility	$396.0	$397.0
ABL Facility	—	—
Equipment and real estate term loans	163.3	169.0
Finance lease liabilities	27.5	28.5
Total debt and finance lease liabilities	586.8	594.5
Less current portion	(55.2)	(55.5)
Less unamortized deferred financing fees	(7.3)	(7.6)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$524.3	$531.4

The Company regularly evaluates its capital structure and liquidity position. From time to time and as opportunities arise, the Company may access the debt capital markets and modify its debt arrangements to optimize its capital structure and liquidity position.

See Note 7 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of March 31, 2022, the Company has (i) a $400.0 million senior secured term loan credit facility (the Term Loan Credit Facility), and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base).

As of March 31, 2022, the Company had $163.3 million of equipment and real estate loans and $27.5 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months.

As of March 31, 2022, the Company had no borrowings outstanding on the ABL Facility, $23.1 million in outstanding letters of credit, and $123.1 million available under the ABL Facility, based on current qualified collateral. Under the terms of the ABL Facility, lenders may issue up to $40 million of standby letters of credit on our behalf. Outstanding letters of credit reduce the availability on the $150 million ABL Facility. Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurances liabilities.

Cash Flows

The Company’s summary statements of cash flows information for the three months ended March 31, 2022 and 2021 is set forth in the table below (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$29.2	$29.5
Net cash (used in) provided by investing activities	$(16.6)	$4.9
Net cash used in financing activities	$(6.3)	$(103.1)

Operating Activities. Cash provided by operating activities was $29.2 million during the three months ended March 31, 2022 and consisted of $13.0 million of net income plus $17.2 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes, gain on disposition of property and equipment, change in fair value of warrant liability and stock-based compensation, offset by $1.0 million of net cash used in working capital and other activities. Cash used in working capital and other activities during the three months ended March 31, 2022 reflect an increase of $26.4 million in accounts receivable, an increase of $4.7 million in drivers’ advances and other receivables, partially offset by an increase of $20.4 million in accrued expenses and other liabilities, an increase of $5.4 million in accounts payable, and a decrease of $4.3 million in other current assets.

The $0.3 million decrease in cash provided by operating activities during the three months ended March 31, 2022, as compared with the three months ended March 31, 2021, was the result of a $20.3 million improvement in net income, reduced by decreases in non-cash items of $10.8 million and decreases in net cash provided by working capital of $9.8 million.

Investing Activities. Cash used in investing activities was $16.6 million for the three months ended March 31, 2022 as compared to provided by investing activities of $4.9 million for the three months ended March 31, 2021. This change is primarily due to a $19.3 million cash payment for the SJ Transportation acquisition and an increase of $3.6 million in cash equipment purchases, partially offset by an increase of $1.4 million in cash receipts from sales of revenue equipment for the three months ended March 31, 2022.

Total net cash capital receipts for the three months ended March 31, 2022 and 2021 are shown below (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue equipment (tractors, trailers and trailer accessories)	$7.8	$3.7
Buildings and building improvements	0.2	0.2
Other	0.8	1.3
Total cash capital expenditures	8.8	5.2
Less: Proceeds from sales of property and equipment	11.5	10.1
Net cash capital receipts	$(2.7)	$(4.9)

Financing Activities. Cash used in financing activities decreased from $103.1 million for the three months ended March 31, 2021 to $6.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, we had approximately $86.6 million less net debt-related payments compared to same period in 2021, primarily as the result of the Company refinancing the Term Loan Facility during the three months ended March 31, 2021. During the three months ended March 31, 2022, we received $9.4 million in proceeds from warrant exercises compared to none in the same period in 2021.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires it to make estimates and assumptions that impact the amounts reported in its consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. The Company evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions.

The Company considers critical accounting estimates to be those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. See “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our critical accounting estimates; there have been no material changes to the Company’s critical accounting estimates as disclosed therein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2021. For further information on the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed on February 23, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.1*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of the registrant (commencing in 2022).

31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2022	DASEKE, INC.

	By:	/s/ Jason Bates
	Name:	Jason Bates
	Title:	Chief Financial Officer