Form 10-Q
period 2022-06-30
Daseke, Inc.
filed 2022-08-02
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(972) 248-0412

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common shares of the registrant outstanding at July 22, 2022 were 63,505,194.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond the Company’s control) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, general economic and business risks, such as downturns in customers’ business cycles, disruptions in capital and credit markets, and inflationary cost pressures; the Company’s ability to adequately address downward pricing and other competitive pressures; the Company’s insurance or claims expense; driver shortages and increases in driver compensation or owner operator contracted rates; fluctuations in the price or availability of diesel fuel; increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment; impact to the Company’s business and operations resulting from the COVID-19 pandemic; seasonality and the impact of weather and other catastrophic events; the Company’s ability to secure the services of third-party capacity providers on competitive terms; loss of key personnel; a failure of the Company’s information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data or other security breach, or cybersecurity incidents; the Company’s ability to execute and realize all of the expected benefits of its integration, business improvement and comprehensive restructuring plans; the Company’s ability to realize all of the intended benefits from acquisitions and investments; the Company’s ability to complete divestitures successfully; the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness and the Company’s ability to finance its capital requirements; restrictions in its existing and future debt agreements; increases in interest rates; changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general; the impact of governmental regulations and other governmental actions related to the Company and its operations; and litigation and governmental proceedings. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2022. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.

All forward-looking statements, expressed or implied, attributed to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$152.0	$147.5
Accounts receivable, net of allowance of $2.2 and $2.1 at June 30, 2022 and December 31, 2021, respectively	221.4	172.3
Drivers’ advances and other receivables	10.0	7.7
Other current assets	28.6	22.6
Total current assets	412.0	350.1

Property and equipment, net	421.0	397.7
Intangible assets, net	81.3	86.9
Goodwill	142.4	140.1
Right-of-use assets	109.3	108.3
Other non-current assets	3.6	4.3
Total assets	$1,169.6	$1,087.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17.9	$14.7
Accrued expenses and other liabilities	61.1	43.9
Accrued payroll, benefits and related taxes	30.8	32.9
Accrued insurance and claims	38.5	26.8
Current portion of long-term debt	60.4	55.5
Warrant liability	—	4.7
Current operating lease liabilities	34.5	33.7
Total current liabilities	243.2	212.2

Line of credit	—	—
Long-term debt, net of current portion	536.9	531.4
Deferred tax liabilities	86.1	85.1
Non-current operating lease liabilities	81.0	81.1
Other non-current liabilities	3.7	1.6
Total liabilities	950.9	911.4

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at June 30, 2022 and December 31, 2021	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 63,504,018 and 62,489,278 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	402.3	387.8
Accumulated deficit	(248.5)	(276.8)
Accumulated other comprehensive loss	(0.1)	—
Total stockholders’ equity	218.7	176.0
Total liabilities and stockholders’ equity	$1,169.6	$1,087.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Company freight	$167.8	$163.6	$323.8	$308.7
Owner operator freight	137.9	129.1	267.7	234.2
Brokerage	91.9	66.7	170.1	115.2
Logistics	14.0	10.7	25.4	19.2
Fuel surcharge	69.7	33.9	115.3	60.6
Total revenue	481.3	404.0	902.3	737.9

Operating expenses:
Salaries, wages and employee benefits	97.2	93.4	194.7	184.1
Fuel	45.3	27.0	80.4	52.4
Operations and maintenance	40.1	37.3	74.5	67.6
Communications	1.0	1.1	1.9	2.2
Purchased freight	197.0	155.3	368.6	276.7
Administrative	17.1	12.7	34.0	29.2
Sales and marketing	0.6	0.5	1.0	1.1
Taxes and licenses	4.1	3.8	7.7	7.7
Insurance and claims	17.6	9.9	41.0	26.7
Acquisition-related transaction expenses	1.9	—	3.3	—
Depreciation and amortization	22.7	22.2	44.3	44.4
Gain on disposition of property and equipment	(4.5)	(4.6)	(9.1)	(7.7)
Impairment	7.8	—	7.8	—
Restructuring charges	0.6	0.1	1.2	0.1
Total operating expenses	448.5	358.7	851.3	684.5
Income from operations	32.8	45.3	51.0	53.4

Other expense (income):
Interest income	(0.7)	(0.1)	(0.8)	(0.2)
Interest expense	7.5	7.6	14.6	18.7
Change in fair value of warrant liability	—	(7.8)	(4.7)	(2.2)
Other	0.6	(0.4)	0.1	(0.8)
Total other expense (income)	7.4	(0.7)	9.2	15.5

Income before income taxes	25.4	46.0	41.8	37.9
Income tax expense	7.7	10.7	11.1	9.9
Net income	17.7	35.3	30.7	28.0
Other comprehensive income:
Foreign currency translation adjustments	(1.2)	0.2	(0.1)	0.4
Comprehensive income	$16.5	$35.5	$30.6	$28.4

Net income	$17.7	$35.3	$30.7	$28.0
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.3)	(2.5)	(2.5)
Net income attributable to common stockholders	$16.5	$34.0	$28.2	$25.5
Earnings per common share:
Basic	$0.26	$0.52	$0.44	$0.39
Diluted	$0.24	$0.49	$0.43	$0.38
Weighted-average common shares outstanding:
Basic	63,470,040	64,842,620	63,182,277	64,960,833
Diluted	71,555,039	71,866,303	71,319,113	66,154,571
Dividends declared per Series A convertible preferred share	$1.91	$1.91	$3.81	$3.81

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2022

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Loss	Total
Balance at January 1, 2022	650,000	$65.0	62,489,278	$—	$387.8	$(276.8)	$—	$176.0
Exercise of options	—	—	91,425	—	0.8	—	—	0.8
Exercise of warrants	—	—	817,648	—	9.4	—	—	9.4
Vesting of restricted stock units	—	—	43,450	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.2	—	—	2.2
Net income	—	—	—	—	—	13.0	—	13.0
Balance at March 31, 2022	650,000	$65.0	63,441,801	$—	$400.2	$(265.0)	$—	$200.2
Exercise of options	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	62,217	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.3	—	—	2.3
Foreign currency translation adjustments	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	—	—	17.7	—	17.7
Balance at June 30, 2022	650,000	$65.0	63,504,018	$—	$402.3	$(248.5)	$(0.1)	$218.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2021

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

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$30.7	$28.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	40.9	40.9
Amortization of intangible assets	3.4	3.5
Amortization of deferred financing fees	0.6	1.1
Non-cash operating lease expense	(0.1)	(0.8)
Change in fair value of warrant liability	(4.7)	(2.2)
Write-off of deferred financing fees	—	1.1
Stock-based compensation expense	6.4	3.2
Deferred taxes	1.1	9.8
Bad debt expense	0.3	(0.3)
Gain on disposition of property and equipment	(9.1)	(7.7)
Impairment	7.8	—
Changes in operating assets and liabilities
Accounts receivable	(46.1)	(34.8)
Drivers’ advances and other receivables	(4.7)	0.6
Other current assets	(3.9)	1.1
Accounts payable	3.2	(0.3)
Accrued expenses and other liabilities	26.1	14.9
Net cash provided by operating activities	51.9	58.1

Cash flows from investing activities
Purchases of property and equipment	(25.2)	(18.0)
Proceeds from sale of property and equipment	20.4	26.6
Cash paid for acquisitions, net of cash received	(19.3)	—
Net cash (used in) provided by investing activities	(24.1)	8.6

Cash flows from financing activities:
Advances on line of credit	876.6	747.2
Repayments on line of credit	(876.6)	(747.2)
Principal payments on long-term debt	(31.3)	(212.4)
Proceeds from long-term debt	—	97.5
Payments of deferred financing fees	—	(3.4)
Repurchase of common stock	—	(10.5)
Exercise of stock options, net	0.8	0.4
Exercise of warrants	9.4	—
Series A convertible preferred stock dividends	(2.5)	(2.5)
Net cash used in financing activities	(23.6)	(130.9)

Effect of exchange rates on cash and cash equivalents	0.3	(0.3)

Net increase (decrease) in cash and cash equivalents	4.5	(64.5)
Cash and cash equivalents – beginning of period	147.5	176.2
Cash and cash equivalents – end of period	$152.0	$111.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in millions)

	Six Months Ended
	June 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$14.3	$15.1
Cash paid for income taxes	$14.0	$3.4

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$41.3	$29.2
Right-of-use assets acquired	$18.7	$16.5

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people and a fleet of more than 4,500 tractors and 11,000 flatbed and specialized trailers, and has operations throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

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

The Company’s warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. There was no warrant liability as of June 30, 2022. The following table sets forth by level within the fair value hierarchy the Company’s warrant liability that were accounted for at fair value as of December 31, 2021 (in millions):

	Fair value as of December 31, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$2.7	$—	$2.0	$4.7
Total fair value	$2.7	$—	$2.0	$4.7

The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy for the six months ended June 30, 2022 (in millions):

Six Months Ended
June 30, 2022
Balance at beginning of period	$2.0
Change in fair value	(2.0)
Balance at end of period	$—

Common Stock Purchase Warrants

The Company’s common stock purchase warrants expired in accordance with their terms on February 27, 2022 and are no longer exercisable. During 2022, prior to their expiration, there were 1,635,296 warrants exercised for 817,648 shares of the Company’s common stock in exchange for $9.4 million in proceeds to the Company.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the FASB) issued ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The Company adopted this guidance as of January 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. In addition, in March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and writeoffs. The new standard will become effective for the Company beginning with the first quarter of 2023 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Lease income from lease payments related to these operating leases for the three and six months ended June 30, 2022 was $8.1 million and $15.7 million, respectively. Lease income from lease payments related to these operating leases for the three and six months ended June 30, 2021 was $7.0 million and $13.0 million, respectively.

NOTE 2 – ACQUISITIONS

On March 3, 2022, the Company acquired 100% of the outstanding stock of SJ Transportation Co., Inc. (SJ Transportation) for consideration net of cash acquired of $19.3 million, which was funded with cash on hand. The acquisition was a stock purchase under US GAAP. A Section 338(h)(10) election is being filed for the entity acquired which will deem the acquisition as an asset purchase for tax purposes; therefore approximately $8.1 million of the values assigned to goodwill are expected to be deductible for tax purposes. Approximately $0.2 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired (in millions):

SJ Transportation
Accounts receivable	$3.4
Other current assets	1.8
Property and equipment	10.0
Goodwill	8.1
Accounts payable and other liabilities	(4.0)
Total	$19.3

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

For the three months ended June 30, 2022, revenue and net income of the acquired company, post-acquisition date, was $6.8 million and $0.6 million, respectively, and for the six months ended June 30, 2022, $8.7 million and $0.7 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Pro forma revenue	$481.3	$409.9	$906.2	$749.9
Pro forma net income	$17.7	$36.0	$30.9	$29.4
Pro forma earnings per common share:
Basic	$0.26	$0.53	$0.44	$0.41
Diluted	$0.24	$0.50	$0.43	$0.40

NOTE 3 – OTHER CURRENT ASSETS

The components of other current assets are as follows as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$7.7	$7.5
Prepaid licensing, permits and tolls	7.3	4.8
Prepaid income taxes	2.8	0.1
Parts supplies	4.7	3.5
Other prepaids	2.3	2.6
Income tax receivable	1.9	1.9
Prepaid software	1.7	1.1
Prepaid highway and fuel taxes	0.2	1.1
Total	$28.6	$22.6

NOTE 4 – INTEGRATION AND RESTRUCTURING

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan (Transformation Plan or the Plan), with the first phase integrating five operating segments into three other operating segments, which will reduce the number of overall operating segments from eleven to six. The second phase of the Plan will integrate those six operating segments into four or five operating segments. As of June 30, 2022, we had ten operating segments. The Transformation Plan is intended to reduce the Company’s cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. In addition, the Company anticipates additional revenue opportunities driven by synergies from optimizing a consolidated operation, including empty mile reduction, pricing improvements, and additional seated truck contribution. The integration and restructuring costs consist of employee-related costs and other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs, which are accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income. The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

The Company recorded $0.6 million and $1.2 million of integration and restructuring expenses in connection with the Plan in the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we have incurred a cumulative total of $1.2 million in integration and restructuring costs since inception of the Plan.

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

The following table summarizes the integration and restructuring costs as of June 30, 2022 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—
Specialized Solution
Costs accrued	0.2	—	0.3	0.5
Amounts paid or charged	(0.2)	—	(0.3)	(0.5)
Specialized Solution balance at June 30, 2022	—	—	—	—
Flatbed Solution
Costs accrued	—	—	—	—
Amounts paid or charged	—	—	—	—
Flatbed Solution balance at June 30, 2022	—	—	—	—
Corporate
Costs accrued	—	—	0.7	0.7
Amounts paid or charged	—	—	(0.7)	(0.7)
Corporate balance at June 30, 2022	—	—	—	—
Consolidated
Costs accrued	0.2	—	1.0	1.2
Amounts paid or charged	(0.2)	—	(1.0)	(1.2)
Consolidated balance at June 30, 2022	$—	$—	$—	$—

Impairments

During the three months ended June 30, 2022, the Company made a decision to no longer use the trade name of an operating segment within the Specialized Solutions segment that had been integrated into another operating segment as part of the Plan. In addition, as of June 30, 2022, there were no remaining customer relationships associated with this integrated operating segment. As such, the Company determined there were indicators of impairment regarding this operating segment’s trade name intangibles, customer relationships intangibles, and goodwill. The Company determined there was no fair value associated with this integrated operating segment’s intangibles. As such, the Company recorded an impairment charge of $7.8 million in the Specialized Solutions segment during the three months ended June 30, 2022, consisting of $1.9 million of trade name intangibles, $0.2 million of customer relationships, and $5.7 million of goodwill. The impairment charge is included in impairment in the consolidated statements of operations and comprehensive income.

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in millions):

	June 30,	December 31,
	2022	2021
Revenue equipment	$546.9	$520.5
Revenue equipment leased and available for lease to owner operators	141.3	123.4
Buildings and improvements	58.7	58.0
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	35.0	33.3
	781.9	735.2
Accumulated depreciation	(360.9)	(337.5)
Property and equipment, net	$421.0	$397.7

Depreciation expense on property and equipment was $21.0 million and $20.4 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense on property and equipment was $40.9 million and $40.9 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,	December 31,
	2022	2021
Brokerage and escorts	$22.8	$15.6
Unvouchered payables	11.2	8.7
Owner operator deposits	11.2	11.3
Fuel and fuel taxes	7.0	1.2
Other accrued expenses	6.4	3.7
Accrued property taxes and sales taxes payable	1.7	2.3
Interest	0.8	1.1
	$61.1	$43.9

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,	December 31,
	2022	2021
Term Loan Facility	$395.0	$397.0
ABL Facility	—	—
Equipment and real estate term loans	182.6	169.0
Finance lease liabilities	26.7	28.5
Total debt and finance lease liabilities	604.3	594.5
Less current portion	(60.4)	(55.5)
Less unamortized deferred financing fees	(7.0)	(7.6)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$536.9	$531.4

Term Loan Facility

On March 9, 2021, the Company and Daseke Companies, Inc., a wholly-owned subsidiary of the Company (the Term Loan Borrower), entered into a Refinancing Amendment (Amendment No. 3 to Term Loan Agreement) (the Term Loan Amendment) with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent and a replacement lender, Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent and collateral agent, the other loan parties party thereto and the other financial institutions party thereto. Pursuant to the Term Loan Amendment, the Company prepaid, refinanced and replaced all of the then-issued and outstanding term loans, which had an aggregate principal amount of $484 million, with cash on hand and new replacement terms loans in an aggregate principal amount of $400 million (the Replacement Term Loans). The Replacement Term Loans have a scheduled maturity date of March 9, 2028. At June 30, 2022 and December 31, 2021, the interest rate on the Replacement Term Loans was 5.6% and 4.75%, respectively. As of June 30, 2022, the Company was in compliance with all covenants contained in the agreement governing the Replacement Term Loans.

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the ABL Credit Agreement) with PNC Bank, National Association, as administrative agent and the lenders party thereto.

As of June 30, 2022, the Company had no borrowings, $23.3 million in letters of credit outstanding, and could incur approximately $125.3 million of additional indebtedness under the ABL Facility, based on current qualified collateral. As of June 30, 2022, the interest rate on the ABL Facility was 5.25%. As of June 30, 2022, the Company was in compliance with all covenants contained in the ABL Credit Agreement.

Equipment and Real Estate Term Loans

As of June 30, 2022, the Company had term loans collateralized by equipment in the aggregate amount of $180.3 million with 16 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 5.9%, require monthly payments of principal and interest and mature at various dates through July 2029. As of June 30, 2022, the weighted average interest rate was 4.1%.

As of June 30, 2022, the Company has a bank mortgage loan with a balance of $2.3 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon.

NOTE 8 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2022 and 2021 were 30.3% and 23.3%, respectively. The effective tax rates for the six months ended June 30, 2022 and 2021 were 26.6% and 26.1%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the mix of earnings with state jurisdictions, combined with the impact of nontaxable income, primarily related to the change in fair value of the warrant liability, and nondeductible expenses, primarily related to executive compensation and goodwill impairment. State tax rates vary among states and typically range from 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three months ended June 30, 2022 differs from the effective tax rate for the same period in 2021 primarily due to the permanent disallowance of goodwill impairment in the second quarter of 2022. The effective tax rate for the six months ended June 30, 2022 is relatively consistent with the same period in 2021.

There were no changes in uncertain tax positions during the three and six months ended June 30, 2022.

NOTE 9 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (as amended from time to time, the Incentive Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. As of June 30, 2022, the Company has 0.7 million shares of common stock available for issuance under the Incentive Plan, assuming the maximum potential number of shares that may be issued from outstanding awards.

Aggregate stock-based compensation charges, net of forfeitures, were $2.2 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $6.4 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $1.2 million, $5.1 million, and $10.0 million of unrecognized stock-based compensation expense related to stock options, restricted stock units (RSUs) and performance stock units (PSUs) (both equity and liability awards), respectively. This expense will be recognized over the weighted average periods of 0.8 years for stock options, 1.6 years for RSUs and 1.3 years for PSUs.

During the six months ended June 30, 2022, there were 203,821 RSUs awarded to participants that are classified as equity. In addition, during the six months ended June 30, 2022, there were 235,393 PSUs awarded to participants that are classified as liabilities. During the six months ended June 30, 2022, there were no stock options granted.

Restricted Stock Units

The following table summarizes RSU grants under the Incentive Plan:

Grantee Type	# of RSUs Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)
Director Group	830,978	71,771	1-2 years	$11.21
Employee Group	2,393,066	656,392	3-5 years	$9.36
Total		728,163

A summary of RSU awards activity under the Incentive Plan as of June 30, 2022, and the changes during the six months ended June 30, 2022 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2022	673,830	$8.56
Granted	203,821	12.16
Vested	(137,640)	8.60
Forfeited	(11,848)	9.76
Non-vested as of June 30, 2022	728,163	$9.54

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2022 and 2021 was $12.16 and $6.92, respectively. The total fair value of RSUs vested during the six months ended June 30, 2022 and 2021 was $1.2 million and $1.4 million, respectively.

Performance Stock Units

As of June 30, 2022, the Company had 3,100,571 PSUs outstanding, of which 1,355,571 were classified as liabilities.

As of June 30, 2022, there were 630,571 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company’s financial performance over a three-year period, modified based on the Company’s Relative Total Shareholder Return (TSR) and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The ultimate amount to vest may be downwardly adjusted by the Compensation Committee of the Company’s Board of Directors if the TSR is negative. The amount of awards that will ultimately vest for these PSUs can range from 0% to 200% based on the TSR calculated over a three-year period beginning January 1 of the year each grant was made. The Company currently expects that these PSUs will vest between 95% and 128%. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The inputs and assumptions used to calculate the fair value ranged from a remaining term of 1.50 to 2.50 years, risk-free interest rate of 2.11% to 2.39%, the expected volatility of 58.2% to 89.3%, and the expected dividend yield of 0.0%.

In addition, there are 725,000 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company’s financial performance over a two-year period, subject to various subjective individual performance goals and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The Company currently expects that these PSUs will vest at 100%. The fair value is equal to the market value of the common stock at each period-end.

As of June 30, 2022, the total fair value of liability-classified awards was approximately $9.8 million, of which $3.3 million was recorded as a liability within other non-current liabilities on the consolidated balance sheet.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of June 30, 2022 and December 31, 2021 totaling approximately $25.7 million, including those disclosed in Note 7. These letters of credit are related to liability and workers’ compensation insurance claims.

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

NOTE 11 – REPORTABLE SEGMENTS

The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. The Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations. In addition, the corporate segment, from time to time when advantageous to do so, purchases and resells certain revenue equipment. During the three months ended June 30, 2022, the corporate segment purchased $2.1 million in revenue equipment, which it resold for $2.2 million. During the six months ended June 30, 2022, the corporate segment purchased $6.7 million in revenue equipment, which it resold for $7.1 million. This resulted in gains of $0.1 million and $0.4 million for the three and six months ended June 30, 2022 and was recognized within Gain on disposition of property and equipment on the consolidated statements of operations. During the three and six months ended June 30, 2021, the corporate segment did not purchase or resell any revenue equipment.

The corporate segment also leases certain revenue equipment to the Company’s operating segments. Such leases are generally billed at estimated market rates, and the intersegment expenses included within operating income (loss) are eliminated in the Company’s consolidated results. Intersegment lease expenses for the Specialized Solutions segment totaled $0.1 million for the three and six months ended June 30, 2022. There were no intersegment lease expenses for the Flatbed Solutions segment for the three and six months ended June 30, 2022. There were no intersegment lease expenses in any reportable segments for the three and six months ended June 30, 2021.

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment transportation and related services revenues and expenses for the Flatbed Solutions segment totaled $1.0 million and $1.8 million for the three and six months ended June 30, 2022, respectively. Intersegment transportation and related services revenues and expenses for the Flatbed Solutions segment totaled $0.9 million and $1.8 million for the three and six months ended June 30, 2021, respectively. Intersegment transportation and related services revenues and expenses for the Specialized Solutions segment totaled $2.6 million $4.5 million for the three and six months ended June 30, 2022, respectively. Intersegment transportation and related services revenues and expenses for the Specialized Solutions segment totaled $2.0 million and $4.3 million for the three and six months ended June 30, 2021, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021 (in millions):

	Flatbed	Specialized	Corporate/	Consolidated
	Solutions Segment	Solutions Segment	Eliminations	Total
Three Months Ended June 30, 2022
Total revenue	$216.0	$268.6	$(3.3)	$481.3
Company freight	42.9	127.5	(2.6)	167.8
Owner operator freight	90.2	48.2	(0.5)	137.9
Brokerage	47.6	44.2	0.1	91.9
Logistics	1.1	12.9	—	14.0
Fuel surcharge	34.2	35.8	(0.3)	69.7
Operating income (loss)	24.6	22.7	(14.5)	32.8
Depreciation	8.6	11.9	0.5	21.0
Amortization of intangible assets	0.8	0.9	—	1.7
Restructuring	—	0.4	0.2	0.6
Non-cash operating lease expense	(0.1)	—	—	(0.1)
Interest expense	0.8	1.3	5.4	7.5
Capital expenditures	17.1	20.0	13.3	50.4

Three Months Ended June 30, 2021
Total revenue	$180.9	$226.1	$(3.0)	$404.0
Company freight	47.7	118.3	(2.4)	163.6
Owner operator freight	88.9	40.7	(0.5)	129.1
Brokerage	25.3	41.5	(0.1)	66.7
Logistics	1.3	9.3	0	10.7
Fuel surcharge	17.7	16.3	(0.1)	33.9
Operating income (loss)	22.9	29.0	(6.6)	45.3
Depreciation	8.1	12.1	0.2	20.4
Amortization of intangible assets	0.8	1.0	—	1.8
Restructuring	—	0.1	—	0.1
Non-cash operating lease expense	(0.1)	(0.3)	—	(0.4)
Interest expense	0.9	1.3	5.4	7.6
Capital expenditures	7.7	13.5	6.4	27.6

	Flatbed	Specialized	Corporate/	Consolidated
	Solutions Segment	Solutions Segment	Eliminations	Total
Six Months Ended June 30, 2022
Total revenue	$411.1	$497.1	$(5.9)	$902.3
Company freight	84.4	244.0	(4.6)	323.8
Owner operator freight	178.3	90.3	(0.9)	267.7
Brokerage	88.8	81.3	—	170.1
Logistics	2.0	23.4	—	25.4
Fuel surcharge	57.6	58.1	(0.4)	115.3
Operating income (loss)	40.5	40.3	(29.8)	51.0
Depreciation	16.9	23.3	0.7	40.9
Amortization of intangible assets	1.5	1.9	—	3.4
Restructuring	—	0.5	0.7	1.2
Non-cash operating lease expense	(0.1)	—	—	(0.1)
Interest expense	1.6	2.5	10.5	14.6
Capital expenditures	20.4	27.9	18.2	66.5

Six Months Ended June 30, 2021
Total revenue	$334.4	$409.8	$(6.3)	$737.9
Company freight	92.4	221.1	(4.8)	308.7
Owner operator freight	159.9	75.3	(1.0)	234.2
Brokerage	47.5	68.1	(0.4)	115.2
Logistics	2.5	16.5	0.2	19.2
Fuel surcharge	32.1	28.8	(0.3)	60.6
Operating income (loss)	33.9	39.5	(20.0)	53.4
Depreciation	16.1	24.2	0.6	40.9
Amortization of intangible assets	1.5	2.0	—	3.5
Restructuring	—	0.1	—	0.1
Non-cash operating lease expense	(0.2)	(0.6)	—	(0.8)
Interest expense	2.6	3.4	12.7	18.7
Capital expenditures	16.7	24.1	6.4	47.2

A measure of assets is not applicable, as segment assets are not regularly reviewed by the chief operating decision maker for evaluating performance or allocating resources.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s outstanding non-vested RSUs are participating securities unless there is a net loss attributable to common stockholders. Accordingly, earnings per common share are computed using the two-class method.

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2022	2021	2022	2021

Numerator:
Net income	$17.7	$35.3	$30.7	$28.0
Less Series A Preferred Stock dividends	(1.2)	(1.3)	(2.5)	(2.5)
Net income attributable to common stockholders	16.5	34.0	28.2	25.5
Allocation of earnings to non-vested participating RSUs	(0.2)	(0.3)	(0.3)	(0.2)
Numerator for basic EPS - income available to common stockholders - two class method	$16.3	$33.7	$27.9	$25.3

Effect of dilutive securities:
Add back Series A Preferred Stock dividends	$1.2	$1.3	$2.5	$—
Add back allocation earnings to participating securities	0.2	0.3	0.3	0.2
Reallocation of earnings to participating securities considering potentially dilutive securities	(0.2)	(0.3)	(0.3)	(0.2)
Numerator for diluted EPS - income available to common shareholders - two class method	$17.5	$35.0	$30.4	$25.3

Denominator:
Denominator for basic EPS - weighted-average shares	63,470,040	64,842,620	63,182,277	64,960,833

Effect of dilutive securities:
Stock options and PSUs	2,432,826	1,371,510	2,484,663	1,193,738
Series A Preferred Stock	5,652,173	5,652,173	5,652,173	—
Denominator for diluted EPS - weighted-average shares	71,555,039	71,866,303	71,319,113	66,154,571

Basic earnings per share	$0.26	$0.52	$0.44	$0.39
Diluted earnings per share	$0.24	$0.49	$0.43	$0.38

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company completed one additional integration under the Transformation Plan, which reduced our operating segments from ten to nine.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people and a fleet of more than 4,500 tractors and 11,000 flatbed and specialized trailers, and has operations throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers.

The Company believes it provides one of the most comprehensive transportation and logistics solutions offerings in the industry. The Company delivers its diverse offering of transportation and logistics solutions to thousands of customers across the United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing committed capacity and continuity of operations to meet shippers needs. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs.

Recent Developments

Thus far in 2022, like others in our industry, we have experienced inflationary cost headwinds in driver pay, operations and maintenance, and insurance expenses. The U.S. inflation rate is the highest experienced in four decades. Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. We continue to see strong freight rates, which have been supported by our strategic alignment with niche end-markets in the industrial economy, as opposed to the commodity-oriented consumer retail markets. Strong freight rates, along with our increases in fuel surcharges, have helped to partially offset these inflationary cost headwinds.

In addition to inflation, like others in our industry, we have observed ongoing delays in receiving new equipment as the supply chain disruptions persisted throughout the first half of 2022. However, we are expecting to see an improvement in receiving new equipment during the second half of 2022.

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan, with the first phase integrating five operating segments into three other operating segments, which will reduce the number of overall operating segments from eleven to six. The second phase of the Plan will integrate those six operating segments into four or five operating segments. The Plan is intended to reduce the Company’s cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. In addition, the Company anticipates additional revenue opportunities driven by synergies from optimizing a consolidated operation, including empty mile reduction, pricing improvements, and additional seated truck contribution. The Company has completed two integrations under the Plan, which has reduced our operating segments from eleven to nine. During the second quarter of 2022, the Company determined there was no fair value associated with one of these integrated operating segments goodwill and intangible assets, which was within the Specialized Solutions segment, and recorded an impairment charge of $7.8 million in the Specialized Solutions segment.

Results of Operations

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the three months ended June 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Three Months Ended June 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$167.8	34.9%	$163.6	40.5%	$4.2	2.6%
Owner operator freight	137.9	28.7	129.1	32.0	8.8	6.8
Brokerage	91.9	19.1	66.7	16.5	25.2	37.8
Logistics	14.0	2.9	10.7	2.6	3.3	30.8
Fuel surcharge	69.7	14.4	33.9	8.5	35.8	105.6
Total revenue	$481.3	100.0%	$404.0	100.0%	$77.3	19.1%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$97.2	20.2%	$93.4	23.1%	$3.8	4.1%
Fuel	45.3	9.4	27.0	6.7	18.3	67.8
Operations and maintenance	40.1	8.3	37.3	9.2	2.8	7.5
Communications	1.0	0.2	1.1	0.3	(0.1)	(9.1)
Purchased freight	197.0	40.9	155.3	38.4	41.7	26.9
Administrative	17.1	3.6	12.7	3.1	4.4	34.6
Sales and marketing	0.6	0.1	0.5	0.1	0.1	20.0
Taxes and licenses	4.1	0.9	3.8	0.9	0.3	7.9
Insurance and claims	17.6	3.7	9.9	2.5	7.7	77.8
Acquisition-related transaction expenses	1.9	0.4	—	—	1.9	100.0
Depreciation and amortization	22.7	4.7	22.2	5.5	0.5	2.3
Gain on disposition of revenue property and equipment	(4.5)	(0.8)	(4.6)	(1.1)	0.1	(2.2)
Impairment	7.8	1.7	—	—	7.8	100.0
Restructuring charges	0.6	0.1	0.1	—	0.5	500.0
Total operating expenses	$448.5	93.2%	$358.7	88.8%	$89.8	25.0%

INCOME FROM OPERATIONS	$32.8	6.8%	$45.3	11.2%	$(12.5)	(27.6)%

Other expense (income):
Interest income	$(0.7)	(0.1)%	$(0.1)	—%	$(0.6)	600.0%
Interest expense	7.5	1.6	7.6	1.9	(0.1)	(1.3)
Change in fair value of warrant liability	—	—	(7.8)	(1.9)	7.8	(100.0)
Other	0.6	0.1	(0.4)	(0.1)	1.0	(250.0)
Total other expense (income)	$7.4	1.5%	$(0.7)	(0.2)%	$8.1	(1,157.1)%

Income before income taxes	$25.4	5.3%	$46.0	11.4%	$(20.6)	(44.8)%
Income tax expense	7.7	1.6	10.7	2.6	(3.0)	(28.0)
Net income	$17.7	3.7%	$35.3	8.7%	$(17.6)	(49.9)%

OPERATING STATISTICS:
Company miles	53.6		57.7		(4.1)	(7.1)%
Owner operator miles	43.8		47.9		(4.1)	(8.6)
Total miles (in millions)	97.4		105.6		(8.2)	(7.8)%

Rate per mile	$3.14		$2.77		$0.37	13.4%
Revenue per tractor	$65,800		$60,400		$5,400	8.9%

Company owned tractors, at quarter-end	2,652		2,715		(63)	(2.3)%
Owner operator tractors, at quarter-end	2,038		2,112		(74)	(3.5)
Number of trailers, at quarter-end	11,050		11,266		(216)	(1.9)%

Company owned tractors, average for the quarter	2,610		2,723		(113)	(4.1)%
Owner operator tractors, average for the quarter	2,039		2,123		(84)	(4.0)
Total tractors, average for the quarter	4,649		4,846		(197)	(4.1)%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the three months ended June 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Three Months Ended June 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$127.5	47.5%	$118.3	52.3%	$9.2	7.8%
Owner operator freight	48.2	17.9	40.7	18.0	7.5	18.4
Brokerage	44.2	16.5	41.5	18.4	2.7	6.5
Logistics	12.9	4.8	9.3	4.1	3.6	38.7
Fuel surcharge	35.8	13.3	16.3	7.2	19.5	119.6
Total revenue	$268.6	100.0%	$226.1	100.0%	$42.5	18.8%

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$63.9	23.8%	$58.6	25.9%	$5.3	9.0%
Fuel	33.0	12.3	18.6	8.2	14.4	77.4
Operations and maintenance	29.1	10.8	26.9	11.9	2.2	8.2
Purchased freight	79.3	29.5	66.2	29.3	13.1	19.8
Depreciation and amortization	12.8	4.8	13.0	5.7	(0.2)	(1.5)
Impairment	7.8	2.9	—	—	7.8	100.0
Restructuring charges	0.4	0.1	0.1	—	0.3	300.0
Other operating expenses	19.6	7.3	13.7	6.1	5.9	43.1
Total operating expenses	$245.9	91.5%	$197.1	87.2%	$48.8	24.8%

INCOME FROM OPERATIONS	$22.7	8.5%	$29.0	12.8%	$(6.3)	(21.7)%

OPERATING STATISTICS:
Company miles	37.9		38.3		(0.4)	(1.0)%
Owner operator miles	11.0		12.7		(1.7)	(13.4)
Total miles (in millions)	48.9		51.0		(2.1)	(4.1)%

Rate per mile	$3.59		$3.12		$0.47	15.1%
Revenue per tractor	$75,500		$66,700		$8,800	13.2%

Company owned tractors, at quarter-end	1,871		1,878		(7)	(0.4)%
Owner operator tractors, at quarter-end	460		511		(51)	(10.0)
Number of trailers, at quarter-end	7,171		7,059		112	1.6%

Company owned tractors, average for the quarter	1,860		1,871		(11)	(0.6)%
Owner operator tractors, average for the quarter	467		512		(45)	(8.8)
Total tractors, average for the quarter	2,327		2,383		(56)	(2.3)%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the three months ended June 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Three Months Ended June 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$42.9	19.9%	$47.7	26.4%	$(4.8)	(10.1)%
Owner operator freight	90.2	41.8	88.9	49.1	1.3	1.5
Brokerage	47.6	22.0	25.3	14.0	22.3	88.1
Logistics	1.1	0.5	1.3	0.7	(0.2)	(15.4)
Fuel surcharge	34.2	15.8	17.7	9.8	16.5	93.2
Total revenue	$216.0	100.0%	$180.9	100.0%	$35.1	19.4%

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$26.6	12.3%	$29.1	16.1%	$(2.5)	(8.6)%
Fuel	12.4	5.7	8.4	4.6	4.0	47.6
Operations and maintenance	11.1	5.1	10.5	5.8	0.6	5.7
Purchased freight	121.3	56.2	92.2	51.0	29.1	31.6
Depreciation and amortization	9.4	4.4	8.9	4.9	0.5	5.6
Other operating expenses	10.6	4.9	8.9	4.9	1.7	19.1
Total operating expenses	$191.4	88.6%	$158.0	87.3%	$33.4	21.1%

INCOME FROM OPERATIONS	$24.6	11.4%	$22.9	12.7%	$1.7	7.4%

OPERATING STATISTICS:
Company miles	15.7		19.4		(3.7)	(19.1)%
Owner operator miles	32.9		35.2		(2.3)	(6.5)
Total miles (in millions)	48.6		54.6		(6.0)	(11.0)%

Rate per mile	$2.74		$2.50		$0.24	9.6%
Revenue per tractor	$57,300		$55,500		$1,800	3.2%

Company owned tractors, at quarter-end	781		837		(56)	(6.7)%
Owner operator tractors, at quarter-end	1,578		1,601		(23)	(1.4)
Number of trailers, at quarter-end	3,879		4,207		(328)	(7.8)%

Company owned tractors, average for the quarter	751		852		(101)	(11.9)%
Owner operator tractors, average for the quarter	1,572		1,611		(39)	(2.4)
Total tractors, average for the quarter	2,323		2,463		(140)	(5.7)%

Revenue.  Total revenue increased 19.1% for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in total revenue was primarily attributed to increased fuel surcharges due to increased fuel costs and growth in our brokerage service offering, as well as the sustained strong rate environment, with rate per mile increasing 13.4%. The increase in total revenue was partially offset by a 7.8% decrease in total miles driven.

The Company’s Specialized Solutions segment’s revenue increased 18.8% for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher fuel surcharge and the strong freight rate environment, primarily in the high security cargo, construction and manufacturing end-markets. Company freight increased 7.8% for the three months ended June 30, 2022 as compared to the same period in 2021 due to an 8.9% increase in company rate per mile, partially offset by a 1.0% decrease in miles driven due to supply chain delays in receiving revenue equipment. Owner operator freight increased 18.4% due to a 36.7% increase in owner operator rate per mile, partially offset by a 13.4% decrease in miles driven primarily due to an 8.8% decrease in average owner operator tractors. The Company deployed company-owned assets into end-markets with higher rates and margins, and as such, some of the excess volumes, for which the Company was unable to utilize company-owned assets, were captured through our brokerage service offering. This resulted in a 6.5% increase in brokerage revenue for the three months ended June 30, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were up 2% and the brokerage revenue per load was up 4% due to higher rates during the three months ended June 30, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 119.6% for the three months ended June 30, 2022 as compared to the same period in 2021 due to increased fuel costs.

The Company’s Flatbed Solutions segment’s revenue increased 19.4% for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher fuel surcharge and the strong rate environment driven by strength in the construction, steel and manufacturing industries. Owner operator freight increased 1.5% due to an 8.6% increase in owner operator rate per mile, partially offset by a 6.5% decrease in miles driven. The Company deployed company-owned assets into end-markets with higher rates and margins, and as such, some of the excess volumes, for which the Company strategically captured through our brokerage service offering. This resulted in an 88.1% increase in brokerage revenue for the three months ended June 30, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were up 40% and the brokerage revenue per load was up 34% due to higher rates during the three months ended June 30, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 93.2% due to increased fuel costs. Company freight revenue decreased 10.1% due to supply chain delays in receiving revenue equipment which led to a 19.1% decrease in miles, partially offset by a 9.6% increase in rate per mile.

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

Salaries, wages and employee benefits expense increased 4.1% for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to increased stock compensation, health insurance, higher driver pay and increased employee headcount related to the expansion of corporate functions in legal, accounting and risk management, partially offset by a decrease in accrued bonuses. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 2.7% for the three months ended June 30, 2022 as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense increased 9.0% for the three months ended June 30, 2022 compared to the same period in 2021, primarily as a result of increased health insurance claims and higher driver and non-driver pay. The increased driver pay was due to a 10% increase in driver rate, slightly offset by a 1.0% decrease in Company miles. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 3.2% for the three months ended June 30, 2022 as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense decreased 8.6% for the three months ended June 30, 2022 compared to the same period in 2021, primarily as a result of the decreased employee headcount and lower driver pay due to a 19.1% decrease in Company miles, partially offset by an 11% increase in driver rate. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 2.9% for the three months ended June 30, 2022 as compared to the same period in 2021.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased 67.8% for the three months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to a 70.9% increase in fuel price, partially offset by a 7.1% decrease in Company miles driven. The Company’s Specialized Solutions segment’s fuel expense increased 77.4% for the three months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of the increase in fuel price, partially offset by a 1.0% decrease in Company miles driven for the three months ended June 30, 2022 as compared to the same period in 2021. The Company’s Flatbed Solutions segment’s fuel expense increased 47.6% for the three months ended June 30, 2022 as compared to the same period in 2021, as a result of the increase in fuel price, partially offset by a 19.1% decrease in Company miles driven for the three months ended June 30, 2022 as compared to the same period in 2021. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $5.488 for the three months ended June 30, 2022, compared to $3.212 for the same period in 2021.

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

Operations and maintenance expense increased 7.5% for the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to a $2.6 million increase in repairs, tires, and preventive maintenance and upkeep of tractors and trailers. The Company’s Specialized Solutions segment’s operations and maintenance expense increased 8.2% for the three months ended June 30, 2022 as compared to the same period in 2021 primarily as a result of a $1.9 million increase in repairs and tires for tractors and trailers. The Company’s Flatbed Solutions segment’s operations and maintenance expense was generally consistent for the three months ended June 30, 2022 as compared to the same period in 2021. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), was generally consistent for the three months ended June 30, 2022 as compared to the same period in 2021.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense increased 26.9% during the three months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators was generally consistent during the three months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense from third-party capacity providers increased $41.8 million, or 86.0%, during the three months ended June 30, 2022 as compared to the same period in 2021, as a result of an increase in utilization of third-party capacity providers due to supply chain delays in receiving revenue equipment. In addition, the cost of diesel fuel increased by 70.9% during the three months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of consolidated revenue, for the three months ended June 30, 2022, increased 2.5% as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s purchased freight expense increased 19.8% during the three months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased $3.6 million, or 11.4%, during the three months ended June 30, 2022 as compared to the same period in 2021, as a result of a 36.7% increase in owner operators’ rate, partially offset by a 13.4% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $9.5 million, or 27.5%, during the three months ended June 30, 2022 as compared to the same period in 2021, as a result of an increase in utilization of third-party capacity providers due to supply chain delays in receiving revenue equipment. As mentioned above, there was also an increase in the cost of diesel fuel during the three months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the three months ended June 30, 2022, increased 0.2% as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 31.6% for the three months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators decreased $3.6 million, or 4.8%, for the three months ended June 30, 2022 as compared to the same period in 2021, as a result of a 6.5% decrease in owner operator miles driven, partially offset by an 8.6% increase in owner operators’ rate. Purchased freight expense from third-party capacity providers increased $32.7 million, or 191.2%, during the three months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of increased utilization of third-party capacity providers due to supply chain delays in receiving revenue equipment. As mentioned above, there was also an increase in the cost of diesel fuel during the three months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the three months ended June 30, 2022, increased 5.2% as compared to the same period in 2021.

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

Depreciation and amortization expense was generally consistent for the three months ended June 30, 2022 as compared to the same period in 2021. The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased 1.5% for the three months ended June 30, 2022 as compared to the same period in 2021 as a result of a 0.6% decrease in average tractor count in the segment’s fleet. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 5.6% for the three months ended June 30, 2022 as compared to the same period in 2021 as a result of recent revenue equipment additions partially offset by disposals of fully depreciated revenue equipment.

Impairment. Impairment expense was $7.8 million for the three months ended June 30, 2022 related to goodwill, trade name intangibles, and customer relationships intangibles of an integrated operating segment within the Company’s Specialized Solutions segment. There was no impairment expense for the three months ended June 30, 2021. The Company’s Specialized Solutions segment’s impairment expense was $7.8 million consisting of $5.7 million related to goodwill, $1.9 million related to trade name intangibles, and $0.2 million related to customer relationships intangibles for the three months ended June 30, 2022. The Company’s Specialized Solutions segment had no impairment expense for three months ended June 30, 2021. The Company’s Flatbed Solutions segment had no impairment expense for the three months ended June 30, 2022 and 2021.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels; however, insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Insurance and claims expense increased 77.8% during the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to a $5.8 million increase in our estimate of incurred but not reported claims, combined with a $1.9 million increase in insurance claims, primarily resulting from claims over the Company’s self-insured retention. In addition, there was a $0.3 million increase in certain insurance premiums.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense was generally consistent for the three months ended June 30, 2022 as compared to the same period in 2021. The Company’s common stock purchase warrants expired during three months ended March 31, 2022 and are no longer exercisable. Change in fair value of warrant liability was a gain of $7.8 million for the same period in 2021. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs.

Income Tax. Income tax expense was $7.7 million for the three months ended June 30, 2022 compared to income tax expense of $10.7 million for the same period in 2021. The effective tax rate was 30.3% for the three months ended June 30, 2022, compared to 23.3% for the same period in 2021. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the impact of the permanent disallowance of goodwill impairment in the second quarter of 2022.

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the six months ended June 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Six Months Ended June 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$323.8	35.9%	$308.7	41.8%	$15.1	4.9%
Owner operator freight	267.7	29.7	234.2	31.7	33.5	14.3
Brokerage	170.1	18.9	115.2	15.6	54.9	47.7
Logistics	25.4	2.8	19.2	2.6	6.2	32.3
Fuel surcharge	115.3	12.7	60.6	8.3	54.7	90.3
Total revenue	$902.3	100.0%	$737.9	100.0%	$164.4	22.3%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$194.7	21.6%	$184.1	24.9%	$10.6	5.8%
Fuel	80.4	8.9	52.4	7.1	28.0	53.4
Operations and maintenance	74.5	8.3	67.6	9.2	6.9	10.2
Communications	1.9	0.2	2.2	0.3	(0.3)	(13.6)
Purchased freight	368.6	40.9	276.7	37.5	91.9	33.2
Administrative	34.0	3.8	29.2	4.0	4.8	16.4
Sales and marketing	1.0	0.1	1.1	0.1	(0.1)	(9.1)
Taxes and licenses	7.7	0.9	7.7	1.0	—	—
Insurance and claims	41.0	4.5	26.7	3.6	14.3	53.6
Acquisition-related transaction expenses	3.3	0.4	—	—	3.3	100.0
Depreciation and amortization	44.3	4.9	44.4	6.0	(0.1)	(0.2)
Gain on disposition of revenue property and equipment	(9.1)	(1.0)	(7.7)	(1.0)	(1.4)	18.2
Impairment	7.8	0.9	—	—	7.8	100.0
Restructuring charges	1.2	0.1	0.1	—	1.1	1,100.0
Total operating expenses	$851.3	94.3%	$684.5	92.8%	$166.8	24.4%

INCOME FROM OPERATIONS	$51.0	5.7%	$53.4	7.2%	$(2.4)	(4.5)%

Other expense:
Interest income	$(0.8)	(0.1)%	$(0.2)	—%	$(0.6)	300.0%
Interest expense	14.6	1.6	18.7	2.5	(4.1)	(21.9)
Change in fair value of warrant liability	(4.7)	(0.5)	(2.2)	(0.3)	(2.5)	113.6
Other	0.1	—	(0.8)	(0.1)	0.9	(112.5)
Total other expense	$9.2	1.0%	$15.5	2.1%	$(6.3)	(40.6)%

Income before income taxes	41.8	4.6%	37.9	5.1%	3.9	10.3%
Income tax expense	11.1	1.2	9.9	1.3	1.2	12.1
Net income	$30.7	3.4%	$28.0	3.8%	$2.7	9.6%

OPERATING STATISTICS:
Company miles	105.3		116.4		(11.1)	(9.5)%
Owner operator miles	88.7		92.6		(3.9)	(4.2)
Total miles (in millions)	194.0		209.0		(15.0)	(7.2)%

Rate per mile	$3.05		$2.60		$0.45	17.3%
Revenue per tractor	$127,700		$111,100		$16,600	14.9%

Company owned tractors, at quarter-end	2,652		2,715		(63)	(2.3)%
Owner operator tractors, at quarter-end	2,038		2,112		(74)	(3.5)
Number of trailers, at quarter-end	11,050		11,266		(216)	(1.9)%

Company owned tractors, average for the period	2,583		2,778		(195)	(7.0)%
Owner operator tractors, average for the period	2,049		2,110		(61)	(2.9)
Total tractors, average for the period	4,632		4,888		(256)	(5.2)%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the six months ended June 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Six Months Ended June 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$244.0	49.1%	$221.1	54.0%	$22.9	10.4%
Owner operator freight	90.3	18.2	75.3	18.4	15.0	19.9
Brokerage	81.3	16.4	68.1	16.6	13.2	19.4
Logistics	23.4	4.7	16.5	4.0	6.9	41.8
Fuel surcharge	58.1	11.6	28.8	7.0	29.3	101.7
Total revenue	$497.1	100.0%	$409.8	100.0%	$87.3	21.3%

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$125.8	25.3%	$115.2	28.1%	$10.6	9.2%
Fuel	58.1	11.7	35.7	8.7	22.4	62.7
Operations and maintenance	53.3	10.7	46.9	11.4	6.4	13.6
Purchased freight	145.8	29.3	115.5	28.2	30.3	26.2
Depreciation and amortization	25.2	5.1	26.2	6.4	(1.0)	(3.8)
Impairment	7.8	1.6	—	—	7.8	100.0
Restructuring charges	0.4	0.1	0.1	—	0.3	300.0
Other operating expenses	40.4	8.1	30.7	7.5	9.7	31.6
Total operating expenses	$456.8	91.9%	$370.3	90.4%	$86.5	23.4%

INCOME FROM OPERATIONS	$40.3	8.1%	$39.5	9.6%	$0.8	2.0%

OPERATING STATISTICS:
Company miles	73.8		76.2		(2.4)	(3.1)%
Owner operator miles	21.6		24.1		(2.5)	(10.4)
Total miles (in millions)	95.4		100.3		(4.9)	(4.9)%

Rate per mile	$3.50		$2.96		$0.54	18.2%
Revenue per tractor	$145,000		$124,000		$21,000	16.9%

Company owned tractors, at quarter-end	1,871		1,878		(7)	(0.4)%
Owner operator tractors, at quarter-end	460		511		(51)	(10.0)
Number of trailers, at quarter-end	7,171		7,059		112	1.6%

Company owned tractors, average for the period	1,830		1,882		(52)	(2.8)%
Owner operator tractors, average for the period	476		509		(33)	(6.5)
Total tractors, average for the period	2,306		2,391		(85)	(3.6)%
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the six months ended June 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Six Months Ended June 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$84.4	20.5%	$92.4	27.6%	$(8.0)	(8.7)%
Owner operator freight	178.3	43.4	159.9	47.8	18.4	11.5
Brokerage	88.8	21.6	47.5	14.2	41.3	86.9
Logistics	2.0	0.5	2.5	0.7	(0.5)	(20.0)
Fuel surcharge	57.6	14.0	32.1	9.7	25.5	79.4
Total revenue	$411.1	100.0%	$334.4	100.0%	$76.7	22.9%

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$54.6	13.3%	$57.7	17.3%	$(3.1)	(5.4)%
Fuel	22.3	5.4	16.7	5.0	5.6	33.5
Operations and maintenance	21.4	5.2	20.8	6.2	0.6	2.9
Purchased freight	229.1	55.7	167.6	50.1	61.5	36.7
Depreciation and amortization	18.4	4.5	17.7	5.3	0.7	4.0
Other operating expenses	24.8	6.0	20.0	6.0	4.8	24.0
Total operating expenses	$370.6	90.1%	$300.5	89.9%	$70.1	23.3%

INCOME FROM OPERATIONS	$40.5	9.9%	$33.9	10.1%	$6.6	19.5%

OPERATING STATISTICS:
Company miles	31.5		40.2		(8.7)	(21.6)%
Owner operator miles	67.1		68.5		(1.4)	(2.0)
Total miles (in millions)	98.6		108.7		(10.1)	(9.3)%

Rate per mile	$2.66		$2.32		$0.34	14.7%
Revenue per tractor	$112,900		$101,000		$11,900	11.8%

Company owned tractors, at quarter-end	781		837		(56)	(6.7)%
Owner operator tractors, at quarter-end	1,578		1,601		(23)	(1.4)
Number of trailers, at quarter-end	3,879		4,207		(328)	(7.8)%

Company owned tractors, average for the period	753		896		(143)	(16.0)%
Owner operator tractors, average for the period	1,573		1,601		(28)	(1.7)
Total tractors, average for the period	2,326		2,497		(171)	(6.8)%
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue.  Total revenue increased 22.3% for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in total revenue was primarily attributed to growth in our brokerage service offering, increases in fuel surcharge, and the sustained strong rate environment with rate per mile increasing 17.3%. The increase in total revenue was partially offset by a 7.2% decrease in total miles driven.

The Company’s Specialized Solutions segment’s revenue increased 21.3% for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher fuel surcharge and the strong freight rate environment, primarily in the high security cargo, construction and manufacturing end-markets. Company freight increased 10.4% for the six months ended June 30, 2022 as compared to the same period in 2021 due to a 13.9% increase in company rate per mile, partially offset by a 3.1% decrease in miles driven due to supply chain delays in receiving revenue equipment. Owner operator freight increased 19.9% due to a 33.8% increase in owner operator rate per mile, partially offset by a 10.4% decrease in miles driven primarily due to a 6.5% decrease in average owner operator tractors. The Company deployed company-owned assets into end-markets with higher rates and margins, and as such, some of the excess volumes, for which the Company was unable to utilize company-owned assets, were captured through our brokerage service offering. This resulted in a 19.4% increase in brokerage revenue for the six months ended June 30, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were up 9% and the brokerage revenue per load was up 10% due to higher rates during the six months ended June 30, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 101.7% for the six months ended June 30, 2022 as compared to the same period in 2021 due to increased fuel costs.

The Company’s Flatbed Solutions segment’s revenue increased 22.9% for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to increases in owner operator freight revenue, fuel surcharge, and brokerage revenue and the strong freight rate environment driven by strength in the construction, manufacturing, steel and agriculture industries. Owner operator freight increased 11.5% due to a 13.8% increase in owner operator rate per mile, partially offset by a 2.0% decrease in miles driven. The Company deployed company-owned assets into end-markets with higher rates and margins, and as such, some of the excess volumes, for which the Company strategically captured through our brokerage service offering. This resulted in a 86.9% increase in brokerage revenue for the six months ended June 30, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were up 36% and the brokerage revenue per load was up 38% due to higher rates during the six months ended June 30, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 79.4% due to increased fuel costs. Company freight revenue decreased 8.7% due to supply chain delays in receiving revenue equipment which led to a 21.6% decrease in miles, partially offset by a 16.6% increase in rate per mile.

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

Salaries, wages and employee benefits expense increased 5.8% for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to increased health insurance claims, higher driver pay in the Specialized Solutions segment and increased employee headcount related to the expansion of corporate functions in legal, accounting and safety departments. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage revenue), decreased 3.0% for the six months ended June 30, 2022 as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense increased 9.2% for the six months ended June 30, 2022 compared to the same period in 2021, primarily as a result of increased health insurance claims and higher driver and non-driver pay. The increased driver pay was due to a 9% increase in driver rate, slightly offset by a 3.1% decrease in Company miles. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage revenue), decreased 3.4% for the six months ended June 30, 2022 as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense decreased 5.4% for the six months ended June 30, 2022 compared to the same period in 2021, primarily as a result of the decreased employee headcount and lower driver pay due to a 21.6% decrease in Company miles, partially offset by a 15% increase in driver rate. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage revenue), decreased 3.2% for the six months ended June 30, 2022 as compared to the same period in 2021.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased 53.4% for the six months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to a 58.9% increase in fuel price, partially offset by a 9.5% decrease in Company miles driven. The Company’s Specialized Solutions segment’s fuel expense increased 62.7% for the six months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of the increase in fuel price, partially offset by a 3.1% decrease in Company miles driven for the six months ended June 30, 2022 as compared to the same period in 2021. The Company’s Flatbed Solutions segment’s fuel expense increased 33.5% for the six months ended June 30, 2022 as compared to the same period in 2021, as a result of the increase in fuel price, partially offset by a 21.6% decrease in Company miles driven for the six months ended June 30, 2022 as compared to the same period in 2021. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $4.866 for the six months ended June 30, 2022, compared to $3.062 for the same period in 2021.

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

Operations and maintenance expense increased 10.2% for the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to a $2.4 million increase in maintenance and upkeep costs and a $1.9 million increase in pilot car and permit fees. The Company’s Specialized Solutions segment’s operations and maintenance expense increased 13.6% for the six months ended June 30, 2022 as compared to the same period in 2021 primarily as a result of a $2.0 million increase in pilot car and permit fees and a $2.1 million increase in maintenance and upkeep costs. The Company’s Flatbed Solutions segment’s operations and maintenance expense was generally consistent for the six months ended June 30, 2022 as compared to the same period in 2021. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), was generally consistent for the six months ended June 30, 2022 as compared to the same period in 2021.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense increased 33.2% during the six months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased $23.5 million, or 12.2%, during the six months ended June 30, 2022 as compared to the same period in 2021 as a result of a 19.3% increase in owner operators’ rate, partially offset by a 4.2% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $68.4 million, or 81.9%, during the six months ended June 30, 2022 as compared to the same period in 2021, as a result of an increase in utilization of third-party capacity providers due to supply chain delays in receiving revenue equipment. In addition, the cost of diesel fuel increased by 58.9% during the six months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of consolidated revenue, for the six months ended June 30, 2022, increased 3.4% as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s purchased freight expense increased 26.2% during the six months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased $8.8 million, or 15.2%, during the six months ended June 30, 2022 as compared to the same period in 2021, as a result of a 33.8% increase in owner operators' rate, partially offset by a 10.4% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $21.5 million, or 37.4%, during the six months ended June 30, 2022 as compared to the same period in 2021, as a result of an increase in utilization of third-party capacity providers due to supply chain delays in receiving revenue equipment. As mentioned above, there was also an increase in the cost of diesel fuel during the six months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the six months ended June 30, 2022, increased 1.1% as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 36.7% for the six months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased $14.7 million, or 10.9%, for the six months ended June 30, 2022 as compared to the same period in 2021, as a result of a 13.8% increase in owner operators’ rate, partially offset by a 2.0% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $46.8 million, or 144.4%, during the six months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of increased utilization of third-party capacity providers due to supply chain delays in receiving revenue equipment. As mentioned above, there was also an increase in the cost of diesel fuel during the six months ended June 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the six months ended June 30, 2022, increased 5.6% as compared to the same period in 2021.

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

Depreciation and amortization expense was generally consistent for the six months ended June 30, 2022 as compared to the same period in 2021. The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased 3.8% for the six months ended June 30, 2022 as compared to the same period in 2021 as a result of a 2.8% decrease in average tractor count in the segment’s fleet. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 4.0% for the six months ended June 30, 2022 as compared to the same period in 2021 as a result of recent revenue equipment additions partially offset by disposals of fully depreciated revenue equipment.

Impairment. Impairment expense was $7.8 million for the six months ended June 30, 2022 related to goodwill, trade name intangibles, and customer relationships intangibles of an integrated operating segment within the Company’s Specialized Solutions segment. There was no impairment expense for the six months ended June 30, 2021. The Company’s Specialized Solutions segment’s impairment expense was $7.8 million consisting of $5.7 million related to goodwill, $1.9 million related to trade name intangibles, and $0.2 million related to customer relationships intangibles for the six months ended June 30, 2022. The Company’s Specialized Solutions segment had no impairment expense for six months ended June 30, 2021. The Company’s Flatbed Solutions segment had no impairment expense for the six months ended June 30, 2022 and 2021.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels; however, insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Insurance and claims expense increased 53.6% during the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to a $12.9 million increase in insurance claims, primarily resulting from claims over the Company’s self-insured retention, combined with a $4.7 million increase in our estimate of incurred but not recorded. These increases were partially offset by a $3.1 million decrease in certain insurance premiums.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense decreased 21.9% for the six months ended June 30, 2022 as compared to the same period in 2021. This decrease was primarily attributable to lower interest rates achieved through the successful refinancing of our Term Loan Facility (as defined below) in March 2021, and decreases in the balance outstanding on the Term Loan Facility. Change in fair value of warrant liability was a gain of $4.7 million for the six months ended June 30, 2022 compared to a gain of $2.2 million for the same period in 2021. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. The Company’s common stock purchase warrants expired during six months ended June 30, 2022 and are no longer exercisable.

Income Tax. Income tax expense was $11.1 million for the six months ended June 30, 2022 compared to income tax expense of $9.9 million for the same period in 2021. The effective tax rate was 26.6% for the six months ended June 30, 2022, compared to 26.1% for the same period in 2021. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the mix of earnings with state jurisdictions, combined with the impact of nontaxable income, primarily related to the change in fair value of the warrant liability, and nondeductible expenses, primarily related to executive compensation and goodwill impairment.

Liquidity, Capital Resources and Capital Requirements

The Company had the following sources of liquidity available at June 30, 2022 and December 31, 2021 (in millions).

	June 30, 2022	December 31, 2021
Cash	$152.0	$147.5
Availability under line of credit	125.3	107.8
Total	$277.3	$255.3

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

Since its inception, the Company has acquired over twenty transportation companies. The primary reason for each acquisition was to add resources and services in geographic areas, customers and markets that the Company wants to serve. The Company will continue to evaluate potential acquisitions and any other sources of growth it considers in its best interest. Additionally, depending on the Company’s actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, the Company may from time to time seek to repay or repurchase outstanding debt or equity securities through cash purchases in the open market or privately negotiated transactions. The amounts involved in any such transactions may be material.

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

Total property and equipment additions for the six months ended June 30, 2022 and 2021 are shown below (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash capital expenditures (receipts)	$4.8	$(8.6)
Property and equipment acquired with debt or finance lease obligations	41.3	29.2
Total net property and equipment additions	$46.1	$20.6

Total net property and equipment additions increased due to an increase in cash and financed equipment purchases and a decrease in equipment sales during the six months ended June 30, 2022.

The Company currently estimates its 2022 net capital expenditures to be $145 million to $155 million.

Operating leases

The Company entered into operating leases for revenue equipment with terms of one year to five years and real property with terms of less than one year to twenty years having right-of-use asset values at lease inception of $3.0 million and $15.7 million, respectively, for the six months ended June 30, 2022.

Material Debt

Overview

As of June 30, 2022, the Company had the following material debt:

•
the Term Loan Facility and the ABL Facility;
•
equipment and real estate term loans; and
•
finance lease liabilities.

The amounts outstanding under such agreements were as follows (in millions):

	June 30,	December 31,
	2022	2021
Term Loan Facility	$395.0	$397.0
ABL Facility	—	—
Equipment and real estate term loans	182.6	169.0
Finance lease liabilities	26.7	28.5
Total debt and finance lease liabilities	604.3	594.5
Less current portion	(60.4)	(55.5)
Less unamortized deferred financing fees	(7.0)	(7.6)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$536.9	$531.4

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

ABL and Term Loan Facilities and Equipment Financing Agreements

As of June 30, 2022, the Company has (i) a $400.0 million senior secured term loan credit facility (the Term Loan Credit Facility), and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base).

As of June 30, 2022, the Company had $182.6 million of equipment and real estate loans and $26.7 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months.

As of June 30, 2022, the Company had no borrowings outstanding on the ABL Facility, $23.3 million in outstanding letters of credit, and $125.3 million available under the ABL Facility, based on current qualified collateral. Under the terms of the ABL Facility, lenders may issue up to $40 million of standby letters of credit on our behalf. Outstanding letters of credit reduce the availability on the $150 million ABL Facility. Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurances liabilities.

Cash Flows

The Company’s summary statements of cash flows information for the six months ended June 30, 2022 and 2021 is set forth in the table below (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$51.9	$58.1
Net cash (used in) provided by investing activities	$(24.1)	$8.6
Net cash used in financing activities	$(23.6)	$(130.9)

Operating Activities. Cash provided by operating activities was $51.9 million during the six months ended June 30, 2022 and consisted of $30.7 million of net income plus $46.6 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes, gain on disposition of property and equipment, stock-based compensation, and impairment, partially offset by $25.4 million of net cash used in working capital and other activities. Cash used in working capital and other activities during the six months ended June 30, 2022 reflect an increase of $46.1 million in accounts receivable, an increase of $4.7 million in drivers’ advances and other receivables, and an increase of $3.9 million in other current assets, partially offset by an increase of $26.1 million in accrued expenses and other liabilities and an increase of $3.2 million in accounts payable.

The $6.2 million decrease in cash provided by operating activities during the six months ended June 30, 2022, as compared with the six months ended June 30, 2021, was the result of decreases in net cash provided by working capital of $6.9 million and decreases in non-cash items of $2.0 million, reduced by a $2.7 million improvement in net income.

Investing Activities. Cash used in investing activities was $24.1 million for the six months ended June 30, 2022 as compared to cash provided by investing activities of $8.6 million for the six months ended June 30, 2021. This change is primarily due to a $19.3 million cash payment for the SJ Transportation acquisition, an increase of $7.2 million in cash equipment purchases, and a decrease of $6.2 million in cash receipts from sales of revenue equipment for the six months ended June 30, 2022.

Total net cash capital expenditures (receipts) for the six months ended June 30, 2022 and 2021 are shown below (in millions):

	Six Months Ended June 30,
	2022	2021
Revenue equipment (tractors, trailers and trailer accessories)	$20.4	$15.2
Buildings and building improvements	2.0	0.3
Other	2.8	2.5
Total cash capital expenditures	25.2	18.0
Less: Proceeds from sales of property and equipment	20.4	26.6
Net cash capital expenditures (receipts)	$4.8	$(8.6)

Financing Activities. Cash used in financing activities decreased from $130.9 million for the six months ended June 30, 2021 to $23.6 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, we had approximately $87.0 million less net debt-related payments compared to same period in 2021, primarily as the result of the Company refinancing the Term Loan Facility during the six months ended June 30, 2021. In addition, during the six months ended June 30, 2022, we received $9.4 million in proceeds from warrant exercises compared to none in the same period in 2021. In addition, during the six months ended June 30, 2021, we repurchased $10.5 million in common stock compared to none in the same period in 2022.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with US GAAP requires it to make estimates and assumptions that impact the amounts reported in its consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. The Company evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date: August 2, 2022	DASEKE, INC.

	By:	/s/ Jason Bates
	Name:	Jason Bates
	Title:	Chief Financial Officer