Form 10-Q
period 2022-09-30
Daseke, Inc.
filed 2022-11-09
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Common shares of the registrant outstanding at November 3, 2022 were 62,807,816.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$188.3	$147.5
Accounts receivable, net of allowance of $2.5 and $2.1 at September 30, 2022 and December 31, 2021, respectively	208.4	172.3
Drivers’ advances and other receivables	8.3	7.7
Other current assets	28.2	22.6
Total current assets	433.2	350.1

Property and equipment, net	456.2	397.7
Intangible assets, net	83.8	86.9
Goodwill	137.2	140.1
Right-of-use assets	108.7	108.3
Other non-current assets	3.7	4.3
Total assets	$1,222.8	$1,087.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18.1	$14.7
Accrued expenses and other liabilities	54.5	43.9
Accrued payroll, benefits and related taxes	37.1	32.9
Accrued insurance and claims	46.0	26.8
Current portion of long-term debt	68.8	55.5
Warrant liability	—	4.7
Current operating lease liabilities	33.9	33.7
Total current liabilities	258.4	212.2

Line of credit	—	—
Long-term debt, net of current portion	562.6	531.4
Deferred tax liabilities	86.9	85.1
Non-current operating lease liabilities	81.2	81.1
Other non-current liabilities	2.1	1.6
Total liabilities	991.2	911.4

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; 650,000 shares issued with liquidation preference of $65.0 at September 30, 2022 and December 31, 2021	65.0	65.0
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 63,551,566 and 62,489,278 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	404.3	387.8
Accumulated deficit	(237.2)	(276.8)
Accumulated other comprehensive loss	(0.5)	—
Total stockholders’ equity	231.6	176.0
Total liabilities and stockholders’ equity	$1,222.8	$1,087.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Company freight	$168.6	$166.6	$492.4	$475.3
Owner operator freight	130.0	131.1	397.7	365.3
Brokerage	85.3	81.9	255.4	197.1
Logistics	13.8	9.7	39.2	28.9
Fuel surcharge	65.1	35.3	180.4	95.9
Total revenue	462.8	424.6	1,365.1	1,162.5

Operating expenses:
Salaries, wages and employee benefits	104.6	96.6	299.3	280.7
Fuel	40.0	26.8	120.4	79.1
Operations and maintenance	43.1	40.5	117.6	108.1
Communications	0.7	0.9	2.6	3.1
Purchased freight	180.3	167.5	548.9	444.2
Administrative	17.6	17.0	51.6	46.2
Sales and marketing	0.2	0.5	1.2	1.5
Taxes and licenses	3.9	3.5	11.6	11.2
Insurance and claims	20.0	13.9	61.0	40.6
Acquisition-related transaction expenses	0.4	—	3.7	—
Depreciation and amortization	23.9	22.3	68.2	66.7
Gain on disposition of property and equipment	(4.9)	(5.4)	(14.0)	(13.1)
Impairment	—	—	7.8	—
Restructuring charges	0.8	0.1	2.0	0.2
Total operating expenses	430.6	384.2	1,281.9	1,068.5
Income from operations	32.2	40.4	83.2	94.0

Other expense (income):
Interest income	(0.7)	(0.1)	(1.5)	(0.2)
Interest expense	9.2	7.3	23.8	26.1
Change in fair value of warrant liability	—	3.4	(4.7)	1.2
Other	1.2	0.2	1.3	(0.6)
Total other expense	9.7	10.8	18.9	26.5

Income before income taxes	22.5	29.6	64.3	67.5
Income tax expense	9.9	8.7	21.0	18.6
Net income	12.6	20.9	43.3	48.9
Other comprehensive loss:
Foreign currency translation adjustments	(0.4)	(0.5)	(0.5)	(0.1)
Comprehensive income	$12.2	$20.4	$42.8	$48.8

Net income	$12.6	$20.9	$43.3	$48.9
Less dividends to Series A convertible preferred stockholders	(1.3)	(1.2)	(3.7)	(3.7)
Net income attributable to common stockholders	$11.3	$19.7	$39.6	$45.2
Earnings per common share:
Basic	$0.18	$0.31	$0.62	$0.70
Diluted	$0.17	$0.30	$0.60	$0.68
Weighted-average common shares outstanding:
Basic	63,535,897	62,583,115	63,301,446	64,159,551
Diluted	66,270,641	70,000,603	66,266,666	71,207,581
Dividends declared per Series A convertible preferred share	$1.91	$1.91	$5.72	$5.72

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2022

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Loss	Total
Balance at January 1, 2022	650,000	$65.0	62,489,278	$—	$387.8	$(276.8)	$—	$176.0
Exercise of options	—	—	91,425	—	0.8	—	—	0.8
Exercise of warrants	—	—	817,648	—	9.4	—	—	9.4
Vesting of restricted stock units	—	—	43,450	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.2	—	—	2.2
Net income	—	—	—	—	—	13.0	—	13.0
Balance at March 31, 2022	650,000	$65.0	63,441,801	$—	$400.2	$(265.0)	$—	$200.2
Exercise of options	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	62,217	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.3	—	—	2.3
Foreign currency translation adjustments	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	—	—	17.7	—	17.7
Balance at June 30, 2022	650,000	$65.0	63,504,018	$—	$402.3	$(248.5)	$(0.1)	$218.7
Exercise of options	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	47,548	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	2.1	—	—	2.1
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	—	—	12.6	—	12.6
Balance at September 30, 2022	650,000	$65.0	63,551,566	$—	$404.3	$(237.2)	$(0.5)	$231.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2021

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

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$43.3	$48.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	63.0	61.5
Amortization of intangible assets	5.2	5.2
Amortization of deferred financing fees	0.9	1.4
Non-cash operating lease expense	—	1.0
Change in fair value of warrant liability	(4.7)	1.2
Write-off of deferred financing fees	—	1.2
Stock-based compensation expense	8.8	5.3
Deferred taxes	2.6	17.5
Bad debt expense	0.7	(0.3)
Gain on disposition of property and equipment	(14.0)	(13.1)
Impairment	7.8	—
Changes in operating assets and liabilities
Accounts receivable	(34.1)	(34.5)
Drivers’ advances and other receivables	(3.1)	0.4
Other current assets	(3.7)	(0.7)
Accounts payable	3.5	(0.4)
Accrued expenses and other liabilities	30.5	21.1
Net cash provided by operating activities	106.7	115.7

Cash flows from investing activities
Purchases of property and equipment	(33.4)	(34.2)
Proceeds from sale of property and equipment	28.0	47.9
Cash paid for acquisitions, net of cash received	(19.1)	—
Net cash (used in) provided by investing activities	(24.5)	13.7

Cash flows from financing activities:
Advances on line of credit	1,356.9	1,202.1
Repayments on line of credit	(1,356.9)	(1,202.1)
Principal payments on long-term debt	(49.0)	(232.3)
Proceeds from long-term debt	—	97.5
Payments of deferred financing fees	—	(3.4)
Repurchase of common stock	—	(20.4)
Exercise of stock options, net	0.8	0.4
Exercise of warrants	9.4	—
Series A convertible preferred stock dividends	(3.7)	(3.7)
Net cash used in financing activities	(42.5)	(161.9)

Effect of exchange rates on cash and cash equivalents	1.1	(0.1)

Net increase (decrease) in cash and cash equivalents	40.8	(32.6)
Cash and cash equivalents – beginning of period	147.5	176.2
Cash and cash equivalents – end of period	$188.3	$143.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in millions)

	Nine Months Ended
	September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$23.1	$22.4
Cash paid for income taxes	$19.8	$4.7

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$93.7	$55.0
Property and equipment sold for notes receivable	$—	$0.5
Right-of-use assets acquired	$27.8	$21.4

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

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

The Company’s warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. There was no warrant liability as of September 30, 2022. The following table sets forth by level within the fair value hierarchy the Company’s warrant liability that were accounted for at fair value as of December 31, 2021 (in millions):

	Fair value as of December 31, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$2.7	$—	$2.0	$4.7
Total fair value	$2.7	$—	$2.0	$4.7

The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy for the nine months ended September 30, 2022 (in millions):

Nine Months Ended
September 30, 2022
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

Lease income from lease payments related to these operating leases for the three and nine months ended September 30, 2022 was $8.4 million and $24.2 million, respectively. Lease income from lease payments related to these operating leases for the three and nine months ended September 30, 2021 was $7.6 million and $20.7 million, respectively.

NOTE 2 – ACQUISITIONS

On March 3, 2022, the Company acquired 100% of the outstanding stock of SJ Transportation Co., Inc. (SJ Transportation) for consideration net of cash acquired of $19.1 million, which was funded with cash on hand. The acquisition was a stock purchase under US GAAP. A Section 338(h)(10) election was filed for the entity acquired which will deem the acquisition as an asset purchase for tax purposes; therefore approximately $7.9 million of the values assigned to goodwill and intangibles are expected to be deductible for tax purposes. Approximately $0.5 million of transaction expenses were incurred in the acquisition, which are not deductible for tax purposes.

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired (in millions):

SJ Transportation
Accounts receivable	$3.4
Other current assets	1.8
Property and equipment	10.0
Goodwill and intangibles	7.9
Accounts payable and other liabilities	(4.0)
Total	$19.1

For the three months ended September 30, 2022, revenue and net income of the acquired company, post-acquisition date, was $7.0 million and $0.7 million, respectively, and for the nine months ended September 30, 2022, $15.7 million and $1.3 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Pro forma revenue	$462.8	$430.3	$1,369.0	$1,180.2
Pro forma net income	$12.6	$21.1	$43.5	$50.3
Pro forma earnings per common share:
Basic	$0.18	$0.31	$0.63	$0.72
Diluted	$0.17	$0.30	$0.60	$0.70

NOTE 3 – OTHER CURRENT ASSETS

The components of other current assets are as follows as of September 30, 2022 and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$9.0	$7.5
Prepaid licensing, permits and tolls	6.5	4.8
Parts supplies	4.9	3.5
Other prepaids	2.4	2.6
Income tax receivable	1.9	1.9
Prepaid software	1.7	1.1
Prepaid highway and fuel taxes	1.3	1.1
Prepaid taxes	0.5	0.1
Total	$28.2	$22.6

NOTE 4 – INTEGRATION AND RESTRUCTURING

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan (Transformation Plan or the Plan), with the first phase integrating five operating segments into three other operating segments, which will reduce the number of overall operating segments from eleven to six. The second phase of the Plan will integrate those six operating segments into four or five operating segments. As of September 30, 2022, we had nine operating segments. The Transformation Plan is intended to reduce the Company’s cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. In addition, the Company anticipates additional revenue opportunities driven by synergies from optimizing a consolidated operation, including empty mile reduction, pricing improvements, and additional seated truck contribution. The integration and restructuring costs consist of employee-related costs and other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs, which are accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income. The obligation related to employee separation costs is included in other current liabilities in the consolidated balance sheets.

The Company recorded $0.8 million and $2.0 million of integration and restructuring expenses in connection with the Plan in the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we have incurred a cumulative total of $2.0 million in integration and restructuring costs since inception of the Plan.

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

The following table summarizes the integration and restructuring costs as of September 30, 2022 (in millions):

	Severance	Operating
	and	Lease
	Other Payroll	Termination	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—
Specialized Solution
Costs accrued	—	—	0.2	0.2
Amounts paid or charged	—	—	(0.2)	(0.2)
Specialized Solution balance at September 30, 2022	—	—	—	—
Flatbed Solution
Costs accrued	—	—	—	—
Amounts paid or charged	—	—	—	—
Flatbed Solution balance at September 30, 2022	—	—	—	—
Corporate
Costs accrued	—	—	1.8	1.8
Amounts paid or charged	—	—	(1.8)	(1.8)
Corporate balance at September 30, 2022	—	—	—	—
Consolidated
Costs accrued	—	—	2.0	2.0
Amounts paid or charged	—	—	(2.0)	(2.0)
Consolidated balance at September 30, 2022	$—	$—	$—	$—

Impairments

During the second quarter of 2022, the Company made a decision to no longer use the trade name of an operating segment within the Specialized Solutions segment that had been integrated into another operating segment as part of the Plan. In addition, there were no remaining customer relationships associated with this integrated operating segment. As such, the Company determined there were indicators of impairment regarding this operating segment’s trade name intangibles, customer relationships intangibles, and goodwill. The Company determined there was no fair value associated with this integrated operating segment’s intangibles. As such, the Company recorded an impairment charge of $7.8 million in the Specialized Solutions segment during the second quarter of 2022, consisting of $1.9 million of trade name intangibles, $0.2 million of customer relationships, and $5.7 million of goodwill. The impairment charge is included in impairment in the consolidated statements of operations and comprehensive income.

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in millions):

	September 30,	December 31,
	2022	2021
Revenue equipment	$580.6	$520.5
Revenue equipment leased and available for lease to owner operators	151.6	123.4
Buildings and improvements	58.8	58.0
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	37.6	33.3
Property and equipment, gross	828.6	735.2
Accumulated depreciation	(372.4)	(337.5)
Property and equipment, net	$456.2	$397.7

Depreciation expense on property and equipment was $22.1 million and $20.6 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense on property and equipment was $63.0 million and $61.5 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of September 30, 2022 and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Brokerage and escorts	$17.9	$15.6
Unvouchered payables	10.9	8.7
Owner operator deposits	10.4	11.3
Other accrued expenses	7.3	3.7
Fuel and fuel taxes	5.2	1.2
Accrued property taxes and sales taxes payable	2.0	2.3
Interest	0.8	1.1
	$54.5	$43.9

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2022 and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Term Loan Facility	$394.0	$397.0
ABL Facility	—	—
Equipment and real estate term loans	220.7	169.0
Finance lease liabilities	23.4	28.5
Total debt and finance lease liabilities	638.1	594.5
Less current portion	(68.8)	(55.5)
Less unamortized deferred financing fees	(6.7)	(7.6)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$562.6	$531.4

Term Loan Facility

On March 9, 2021, the Company and Daseke Companies, Inc., a wholly-owned subsidiary of the Company (the Term Loan Borrower), entered into a Refinancing Amendment (Amendment No. 3 to Term Loan Agreement) (the Term Loan Amendment) with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent and a replacement lender, Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent and collateral agent, the other lenders party thereto and the other financial institutions party thereto. Pursuant to the Term Loan Amendment, the Company prepaid, refinanced and replaced all of the then-issued and outstanding term loans, which had an aggregate principal amount of $484 million, with cash on hand and new replacement terms loans in an aggregate principal amount of $400 million (the Replacement Term Loans). The Replacement Term Loans have a scheduled maturity date of March 9, 2028. At September 30, 2022 and December 31, 2021, the interest rate on the Replacement Term Loans was 7.06% and 4.75%, respectively. As of September 30, 2022, the Company was in compliance with all covenants contained in the agreement governing the Replacement Term Loans.

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the ABL Credit Agreement) with PNC Bank, National Association, as administrative agent and the lenders party thereto.

As of September 30, 2022, the Company had no borrowings, $22.5 million in letters of credit outstanding, and could incur approximately $123.4 million of additional indebtedness under the ABL Facility, based on current qualified collateral. As of September 30, 2022, the interest rate on the ABL Facility was 6.75%. As of September 30, 2022, the Company was in compliance with all covenants contained in the ABL Credit Agreement.

Equipment and Real Estate Term Loans

As of September 30, 2022, the Company had term loans collateralized by equipment in the aggregate amount of $218.4 million with 16 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 6.6%, require monthly payments of principal and interest and mature at various dates through July 2029. As of September 30, 2022, the weighted average interest rate was 4.4%.

As of September 30, 2022, the Company has a bank mortgage loan with a balance of $2.3 million incurred to finance the construction of certain facilities in Redmond, Oregon.

NOTE 8 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2022 and 2021 were 44.0% and 29.4%, respectively. The effective tax rates for the nine months ended September 30, 2022 and 2021 were 32.7% and 27.6%, respectively. The Company's effective tax rate differs from the federal statutory rate due to state income taxes, nontaxable income stemming from the change in fair value of the warrant liability, and certain nondeductible expenses related to executive compensation and goodwill impairment. State tax rates vary among states and typically range from 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three and nine months ended September 30, 2022 differs from the effective tax rate for the same period in 2021 primarily due to the permanent disallowance of goodwill impairment in the second quarter of 2022 and larger disallowances related to executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (IRC).

There were no changes in uncertain tax positions during the three and nine months ended September 30, 2022.

NOTE 9 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (as amended from time to time, the Incentive Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. As of September 30, 2022, the Company had approximately 1.0 million shares of common stock available for issuance under the Incentive Plan, assuming the maximum potential number of shares that may be issued from outstanding awards.

Aggregate stock-based compensation charges, net of forfeitures, were $2.4 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $8.8 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $0.8 million, $3.7 million, and $6.3 million of unrecognized stock-based compensation expense related to stock options, restricted stock units (RSUs) and performance stock units (PSUs) (both equity and liability awards), respectively. This expense will be recognized over the weighted average periods of 0.6 years for stock options, 1.4 years for RSUs and 1.0 years for PSUs.

During the nine months ended September 30, 2022, there were 208,386 RSUs awarded to participants that are classified as equity. In addition, during the nine months ended September 30, 2022, there were 235,393 PSUs awarded to participants that are classified as liabilities. During the nine months ended September 30, 2022, there were no stock options granted.

Restricted Stock Units

The following table summarizes RSU grants under the Incentive Plan:

Grantee Type	# of RSUs Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)
Director Group	835,543	76,336	< 1 year -1 year	$10.96
Employee Group	2,393,066	544,270	1 year -5 years	$9.54
Total		620,606

A summary of RSU awards activity under the Incentive Plan as of September 30, 2022, and the changes during the nine months ended September 30, 2022 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2022	673,830	$8.56
Granted	208,386	12.05
Vested	(200,982)	8.17
Forfeited	(60,628)	10.07
Non-vested as of September 30, 2022	620,606	$9.72

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2022 and 2021 was $12.05 and $7.04, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2022 and 2021 was $1.6 million and $3.8 million, respectively.

Performance Stock Units

As of September 30, 2022, the Company had 2,579,897 PSUs outstanding, of which 1,356,500 were classified as equity and 1,223,397 were classified as liabilities.

A summary of equity-classified performance stock unit awards activity as of September 30, 2022, and the changes during the nine months ended September 30, 2022 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested equity-classified as of January 1, 2022	1,745,000	$4.93
Granted	—	—
Vested	—	—
Forfeited	(388,500)	0.59
Non-vested equity-classified as of September 30, 2022	1,356,500	$6.17

As of September 30, 2022, there were 548,397 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company’s financial performance over a three-year period, modified based on the Company’s Relative Total Shareholder Return (TSR) and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The ultimate amount to vest may be downwardly adjusted by the Compensation Committee of the Company’s Board of Directors if the TSR is negative. The amount of awards that will ultimately vest for these PSUs can range from 0% to 200% based on the TSR calculated over a three-year period beginning January 1 of the year each grant was made. The Company currently expects that these PSUs will vest between 96% and 129%. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The inputs and assumptions used to calculate the fair value ranged from a remaining term of 1.25 to 2.25 years, risk-free interest rate of 2.11% to 2.39%, expected volatility of 58.2% to 89.3%, and an expected dividend yield of 0.0%.

In addition, there are 675,000 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company’s financial performance over a two-year period, subject to various subjective individual performance goals and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The Company currently expects that these PSUs will vest at 100%. The fair value is equal to the market value of the common stock at each period-end.

As of September 30, 2022, the total fair value of liability-classified awards was approximately $7.6 million, of which $2.0 million was recorded as a liability within accrued payroll, benefits and related taxes on the consolidated balance sheet and $1.6 million was recorded as a liability within other non-current liabilities on the consolidated balance sheet. As of September 30, 2022, the unrecognized stock-based compensation expense related to liability-classified PSUs was $4.0 million.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of September 30, 2022 and December 31, 2021 totaling approximately $24.9 million and $25.7 million, respectively, including those disclosed in Note 7. These letters of credit are related to liability and workers’ compensation insurance claims.

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

NOTE 11 – COMMON STOCK REPURCHASE PROGRAM

On September 30, 2022, the Company announced that the Board of Directors has authorized the repurchase of up to $40.0 million of the Company’s outstanding common stock. As of September 30, 2022, the Company had not repurchased any shares under the program.

NOTE 12 – REPORTABLE SEGMENTS

The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, certain non-operating items are not reported in segment results. The Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations. In addition, the corporate segment, from time to time when advantageous to do so, purchases and resells certain revenue equipment. During the three months ended September 30, 2022, the corporate segment did not purchase and resell any revenue equipment. During the nine months ended September 30, 2022, the corporate segment purchased $6.7 million in revenue equipment, which it resold for $7.1 million. This resulted in gains of $0.4 million for the nine months ended September 30, 2022 and was recognized within Gain on disposition of property and equipment on the consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2021, the corporate segment did not purchase or resell any revenue equipment.

The corporate segment also purchases revenue equipment to lease to the Company’s operating segments. Such leases are generally billed at estimated market rates, and the intersegment expenses included within operating income (loss) are eliminated in the Company’s consolidated results. Intersegment lease expenses for the Specialized Solutions segment totaled $1.1 million and $1.2 million for the three and nine months ended September 30, 2022, respectively. There were no intersegment lease expenses for the Flatbed Solutions segment for the three and nine months ended September 30, 2022. There were no intersegment lease expenses in any reportable segments for the three and nine months ended September 30, 2021.

The Company’s operating segments also provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results. Intersegment transportation and related services revenues and expenses for the Flatbed Solutions segment totaled $0.5 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. Intersegment transportation and related services revenues and expenses for the Flatbed Solutions segment totaled $1.5 million and $3.3 million for the three and nine months ended September 30, 2021, respectively. Intersegment transportation and related services revenues and expenses for the Specialized Solutions segment totaled $1.9 million and $6.4 million for the three and nine months ended September 30, 2022, respectively. Intersegment transportation and related services revenues and expenses for the Specialized Solutions segment totaled $1.7 million and $6.0 million for the three and nine months ended September 30, 2021, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Flatbed	Specialized	Corporate/	Consolidated
	Solutions Segment	Solutions Segment	Eliminations	Total
Three Months Ended September 30, 2022
Total revenue	$194.7	$270.4	$(2.3)	$462.8
Company freight	42.8	127.8	(2.0)	168.6
Owner operator freight	81.5	48.7	(0.2)	130.0
Brokerage	38.5	46.8	—	85.3
Logistics	0.9	12.8	0.1	13.8
Fuel surcharge	31.0	34.3	(0.2)	65.1
Operating income (loss)	17.3	35.0	(20.1)	32.2
Depreciation	9.1	11.7	1.3	22.1
Amortization of intangible assets	0.8	1.0	—	1.8
Restructuring	—	(0.3)	1.1	0.8
Non-cash operating lease expense	0.1	(0.1)	—	—
Interest expense	1.0	1.4	6.8	9.2
Capital expenditures	23.8	22.9	13.9	60.6

Three Months Ended September 30, 2021
Total revenue	$184.0	$244.0	$(3.4)	$424.6
Company freight	45.1	123.9	(2.4)	166.6
Owner operator freight	89.2	42.6	(0.7)	131.1
Brokerage	30.4	51.5	—	81.9
Logistics	1.1	8.6	—	9.7
Fuel surcharge	18.2	17.4	(0.3)	35.3
Operating income (loss)	21.1	29.5	(10.2)	40.4
Depreciation	7.9	12.3	0.4	20.6
Amortization of intangible assets	0.8	1.0	(0.1)	1.7
Restructuring	—	0.1	—	0.1
Non-cash operating lease expense	1.1	0.7	—	1.8
Interest expense	0.9	1.2	5.2	7.3
Capital expenditures	4.7	25.8	11.5	42.0

	Flatbed	Specialized	Corporate/	Consolidated
	Solutions Segment	Solutions Segment	Eliminations	Total
Nine Months Ended September 30, 2022
Total revenue	$605.8	$767.6	$(8.3)	$1,365.1
Company freight	127.2	371.7	(6.5)	492.4
Owner operator freight	259.9	139.1	(1.3)	397.7
Brokerage	127.2	128.2	—	255.4
Logistics	2.9	36.2	0.1	39.2
Fuel surcharge	88.6	92.4	(0.6)	180.4
Operating income (loss)	57.9	75.3	(50.0)	83.2
Depreciation	26.0	35.0	2.0	63.0
Amortization of intangible assets	2.3	2.9	—	5.2
Restructuring	—	0.2	1.8	2.0
Non-cash operating lease expense	0.1	(0.1)	—	—
Interest expense	2.6	3.8	17.4	23.8
Capital expenditures	44.2	50.8	32.1	127.1

Nine Months Ended September 30, 2021
Total revenue	$518.3	$653.7	$(9.5)	$1,162.5
Company freight	137.5	345.0	(7.2)	475.3
Owner operator freight	249.1	117.9	(1.7)	365.3
Brokerage	77.8	119.6	(0.3)	197.1
Logistics	3.6	25.0	0.3	28.9
Fuel surcharge	50.3	46.2	(0.6)	95.9
Operating income (loss)	55.0	69.1	(30.1)	94.0
Depreciation	24.2	36.5	0.8	61.5
Amortization of intangible assets	2.3	2.9	—	5.2
Restructuring	—	0.2	—	0.2
Non-cash operating lease expense	0.9	0.1	—	1.0
Interest expense	3.5	4.6	18.0	26.1
Capital expenditures	21.4	49.9	17.9	89.2

A measure of assets is not applicable, as segment assets are not regularly reviewed by the chief operating decision maker for evaluating performance or allocating resources.

NOTE 13 – EARNINGS (LOSS) PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. A portion of the Company’s outstanding non-vested RSUs are participating securities unless there is a net loss attributable to common stockholders. Accordingly, earnings per common share are computed using the two-class method.

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

For the three and nine months ended September 30, 2022, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted earnings per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2022	2021	2022	2021

Numerator:
Net income	$12.6	$20.9	$43.3	$48.9
Less Series A Preferred Stock dividends	(1.3)	(1.2)	(3.7)	(3.7)
Net income attributable to common stockholders	11.3	19.7	39.6	45.2
Allocation of earnings to non-vested participating RSUs	—	(0.2)	(0.1)	(0.4)
Numerator for basic EPS - income available to common stockholders - two class method	$11.3	$19.5	$39.5	$44.8

Effect of dilutive securities:
Add back Series A Preferred Stock dividends	$—	$1.2	$—	$3.7
Add back allocation earnings to participating securities	—	0.2	0.1	0.4
Reallocation of earnings to participating securities considering potentially dilutive securities	—	(0.2)	(0.1)	(0.4)
Numerator for diluted EPS - income available to common shareholders - two class method	$11.3	$20.7	$39.5	$48.5

Denominator:
Denominator for basic EPS - weighted-average shares	63,535,897	62,583,115	63,301,446	64,159,551

Effect of dilutive securities:
Non-participating outstanding share-based payment awards	2,734,744	1,765,315	2,965,220	1,395,857
Series A Preferred Stock	—	5,652,173	—	5,652,173
Denominator for diluted EPS - weighted-average shares	66,270,641	70,000,603	66,266,666	71,207,581

Basic earnings per share	$0.18	$0.31	$0.62	$0.70
Diluted earnings per share	$0.17	$0.30	$0.60	$0.68

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

Recent Developments

Thus far in 2022, like others in our industry, we have experienced inflationary cost headwinds in driver pay, operations and maintenance, and insurance expenses. The U.S. inflation rate is the highest experienced in four decades. Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. We have seen strong freight rates for much of 2022, which have been supported by our strategic alignment with niche end-markets in the industrial economy, as opposed to the commodity-oriented consumer retail markets. Although our flatbed segment rate per mile is higher in 2022 compared to 2021, we are beginning to experience softening in freight rates, which has negatively impacted our flatbed segment operating results in the midst of historic inflationary cost headwinds, which we expect to continue for the foreseeable future.

In addition to inflation, like others in our industry, we have observed ongoing delays in receiving new equipment as the supply chain disruptions persisted throughout the first half of 2022. We began to see improvements during the third quarter, and we are expecting to see additional improvement in receiving new equipment during the fourth quarter of 2022.

On September 30, 2022, the Company announced that its Board of Directors has approved a stock repurchase program, under which the Company is authorized to repurchase up to $40 million of its outstanding common stock. The Company intends to fund the repurchase program with cash on hand. The timing, number, and value of shares repurchased under the program will be at management’s discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The program may be suspended, modified or discontinued by the Board at any time without prior notice.

Results of Operations

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the three months ended September 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Three Months Ended September 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$168.6	36.4%	$166.6	39.2%	$2.0	1.2%
Owner operator freight	130.0	28.1	131.1	30.9	(1.1)	(0.8)
Brokerage	85.3	18.4	81.9	19.3	3.4	4.2
Logistics	13.8	3.0	9.7	2.3	4.1	42.3
Fuel surcharge	65.1	14.1	35.3	8.4	29.8	84.4
Total revenue	$462.8	100.0%	$424.6	100.0%	$38.2	9.0%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$104.6	22.6%	$96.6	22.8%	$8.0	8.3%
Fuel	40.0	8.6	26.8	6.3	13.2	49.3
Operations and maintenance	43.1	9.3	40.5	9.5	2.6	6.4
Communications	0.7	0.2	0.9	0.2	(0.2)	(22.2)
Purchased freight	180.3	39.0	167.5	39.4	12.8	7.6
Administrative	17.6	3.8	17.0	4.0	0.6	3.5
Sales and marketing	0.2	—	0.5	0.1	(0.3)	(60.0)
Taxes and licenses	3.9	0.8	3.5	0.8	0.4	11.4
Insurance and claims	20.0	4.3	13.9	3.3	6.1	43.9
Acquisition-related transaction expenses	0.4	0.1	—	—	0.4	100.0
Depreciation and amortization	23.9	5.2	22.3	5.3	1.6	7.2
Gain on disposition of revenue property and equipment	(4.9)	(1.0)	(5.4)	(1.3)	0.5	(9.3)
Restructuring charges	0.8	0.2	0.1	—	0.7	700.0
Total operating expenses	$430.6	93.0%	$384.2	90.5%	$46.4	12.1%

INCOME FROM OPERATIONS	$32.2	7.0%	$40.4	9.5%	$(8.2)	(20.3)%

Other expense (income):
Interest income	$(0.7)	(0.2)%	$(0.1)	—%	$(0.6)	600.0%
Interest expense	9.2	2.0	7.3	1.7	1.9	26.0
Change in fair value of warrant liability	—	—	3.4	0.8	(3.4)	(100.0)
Other	1.2	0.3	0.2	—	1.0	500.0
Total other expense	$9.7	2.1%	$10.8	2.5%	$(1.1)	(10.2)%

Income before income taxes	$22.5	4.9%	$29.6	7.0%	$(7.1)	(24.0)%
Income tax expense	9.9	2.1	8.7	2.0	1.2	13.8
Net income	$12.6	2.7%	$20.9	4.9%	$(8.3)	(39.7)%

OPERATING STATISTICS:
Company miles	54.4		54.4		—	—%
Owner operator miles	41.6		46.7		(5.1)	(10.9)
Total miles (in millions)	96.0		101.1		(5.1)	(5.0)%

Rate per mile	$3.11		$2.94		$0.17	5.8%
Revenue per tractor	$62,200		$62,500		$(300)	(0.5)%

Company owned tractors, at quarter-end	2,799		2,641		158	6.0%
Owner operator tractors, at quarter-end	2,042		2,077		(35)	(1.7)
Number of trailers, at quarter-end	11,028		11,266		(238)	(2.1)%

Company owned tractors, average for the quarter	2,748		2,672		76	2.8%
Owner operator tractors, average for the quarter	2,049		2,095		(46)	(2.2)
Total tractors, average for the quarter	4,797		4,767		30	0.6%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the three months ended September 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Three Months Ended September 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$127.8	47.3%	$123.9	50.8%	$3.9	3.1%
Owner operator freight	48.7	18.0	42.6	17.5	6.1	14.3
Brokerage	46.8	17.3	51.5	21.1	(4.7)	(9.1)
Logistics	12.8	4.7	8.6	3.5	4.2	48.8
Fuel surcharge	34.3	12.7	17.4	7.1	16.9	97.1
Total revenue	$270.4	100.0%	$244.0	100.0%	$26.4	10.8%

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$65.1	24.1%	$61.3	25.1%	$3.8	6.2%
Fuel	28.9	10.7	18.4	7.5	10.5	57.1
Operations and maintenance	32.1	11.9	29.3	12.0	2.8	9.6
Purchased freight	78.4	29.0	75.1	30.8	3.3	4.4
Depreciation and amortization	12.7	4.7	13.3	5.5	(0.6)	(4.5)
Restructuring charges	(0.3)	(0.1)	0.1	—	(0.4)	(400.0)
Other operating expenses	18.5	6.8	16.9	6.9	1.6	9.5
Total operating expenses	$235.4	87.1%	$214.4	87.9%	$21.0	9.8%

INCOME FROM OPERATIONS	$35.0	12.9%	$29.6	12.1%	$5.4	18.2%

OPERATING STATISTICS:
Company miles	38.2		36.6		1.6	4.4%
Owner operator miles	10.0		12.2		(2.2)	(18.0)
Total miles (in millions)	48.2		48.8		(0.6)	(1.2)%

Rate per mile	$3.66		$3.41		$0.25	7.3%
Revenue per tractor	$74,000		$70,300		$3,700	5.3%

Company owned tractors, at quarter-end	1,982		1,835		147	8.0%
Owner operator tractors, at quarter-end	441		497		(56)	(11.3)
Number of trailers, at quarter-end	7,181		7,059		122	1.7%

Company owned tractors, average for the quarter	1,942		1,865		77	4.1%
Owner operator tractors, average for the quarter	442		504		(62)	(12.3)
Total tractors, average for the quarter	2,384		2,369		15	0.6%

(1) Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the three months ended September 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Three Months Ended September 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$42.8	22.0%	$45.1	24.5%	$(2.3)	(5.1)%
Owner operator freight	81.5	41.9	89.2	48.5	(7.7)	(8.6)
Brokerage	38.5	19.8	30.4	16.5	8.1	26.6
Logistics	0.9	0.5	1.1	0.6	(0.2)	(18.2)
Fuel surcharge	31.0	15.8	18.2	9.9	12.8	70.3
Total revenue	$194.7	100.0%	$184.0	100.0%	$10.7	5.8%

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$28.1	14.4%	$28.6	15.5%	$(0.5)	(1.7)%
Fuel	11.0	5.6	8.4	4.6	2.6	31.0
Operations and maintenance	12.1	6.2	11.2	6.1	0.9	8.0
Purchased freight	104.4	53.6	95.7	52.0	8.7	9.1
Depreciation and amortization	9.9	5.1	8.8	4.8	1.1	12.5
Other operating expenses	11.9	6.1	10.2	5.5	1.7	16.7
Total operating expenses	$177.4	91.1%	$162.9	88.5%	$14.5	8.9%

INCOME FROM OPERATIONS	$17.3	8.9%	$21.1	11.5%	$(3.8)	(18.0)%

OPERATING STATISTICS:
Company miles	16.2		17.8		(1.6)	(9.0)%
Owner operator miles	31.6		34.5		(2.9)	(8.4)
Total miles (in millions)	47.8		52.3		(4.5)	(8.6)%

Rate per mile	$2.60		$2.57		$0.03	1.2%
Revenue per tractor	$51,500		$56,000		$(4,500)	(8.0)%

Company owned tractors, at quarter-end	817		806		11	1.4%
Owner operator tractors, at quarter-end	1,601		1,580		21	1.3
Number of trailers, at quarter-end	3,847		4,207		(360)	(8.6)%

Company owned tractors, average for the quarter	806		807		(1)	(0.1)%
Owner operator tractors, average for the quarter	1,607		1,591		16	1.0
Total tractors, average for the quarter	2,413		2,398		15	0.6%

(1) Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue.  Total revenue increased 9.0% for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in total revenue was primarily attributed to increased fuel surcharges due to increased fuel costs. In addition, rate per mile increased 5.8%, whereas there was a 5.0% decrease in total miles driven. The increase in rate per mile was primarily due to the diversity of end markets, driven by strength within the Specialized Solutions segment.

The Company’s Specialized Solutions segment’s revenue increased 10.8% for the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher fuel surcharge and strength in the freight environment, primarily in the high security cargo, agriculture and aerospace end-markets, which has offset lower wind energy volumes. Company freight increased 3.1% for the three months ended September 30, 2022 as compared to the same period in 2021 due to a 4.4% increase in miles driven, partially offset by a 1.2% decrease in company rate per mile. Owner operator freight increased 14.3% due to a 39.5% increase in owner operator rate per mile, partially offset by an 18.0% decrease in miles driven which was correlated to a 12.3% decrease in average owner operator tractors. Brokerage revenue decreased 9.1% for the three months ended September 30, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were down 15%, primarily driven by a decrease in wind energy volumes and the brokerage revenue per load was up 7% due to higher rates during the three months ended September 30, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 97.1% for the three months ended September 30, 2022 as compared to the same period in 2021 due to increased fuel costs that triggered higher fuel surcharges to our customers.

Despite softening in the overall flatbed freight market, the Company’s Flatbed Solutions segment’s revenue increased 5.8% for the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher fuel surcharge and higher rates driven by strength in the construction and manufacturing end markets, which has offset the decreases in the steel end markets. Company freight revenue decreased 5.1% due to a 6% decrease in miles per seated truck, in addition to a 2.5% worsening of unseated trucks due to supply chain delays in receiving and seating new revenue equipment which also contributed to the 9.0% decrease in miles, partially offset by a 4.3% increase in company rate per mile. Owner operator freight decreased 8.6% due to an 8.4% decrease in miles driven and a 0.2% decrease in owner operator rate per mile. The Company deployed company-owned assets into end-markets with higher rates and margins, and as such, some of the excess volumes, for which the Company was unable to utilize company-owned assets, were strategically captured through our brokerage service offering. This resulted in a 26.6% increase in brokerage revenue for the three months ended September 30, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were up 15% and the brokerage revenue per load was up 10% due to higher rates during the three months ended September 30, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 70.3% due to increased fuel costs.

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

Salaries, wages and employee benefits expense increased 8.3% for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to higher driver pay, increased employee headcount related to the expansion of corporate functions in legal, accounting and risk management, and increased health insurance claims, partially offset by a decrease in accrued bonuses. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage and owner operator revenue), decreased 3.4% for the three months ended September 30, 2022 as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense increased 6.2% for the three months ended September 30, 2022 compared to the same period in 2021, primarily as a result of increased health insurance claims and higher driver and non-driver pay, partially offset by a decrease in accrued bonuses. The increased driver pay was due to a 6.7% increase in driver rate and a 4.4% increase in Company miles. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage and owner operator revenue), decreased 3.7% for the three months ended September 30, 2022 as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense decreased 1.7% for the three months ended September 30, 2022 compared to the same period in 2021, primarily as a result of decreased health insurance claims, a decrease in accrued bonuses, reduced employee headcount, partially offset by higher driver pay. The increased driver pay was due to an 18.8% increase in driver rate, partially offset by a 9.0% decrease in Company miles. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage and owner operator revenue), decreased 6.8% for the three months ended September 30, 2022 as compared to the same period in 2021.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased 49.3% for the three months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to a 53.5% increase in fuel price. The Company’s Specialized Solutions segment’s fuel expense increased 57.1% for the three months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of the increase in fuel price and a 4.4% increase in Company miles driven for the three months ended September 30, 2022 as compared to the same period in 2021. The Company’s Flatbed Solutions segment’s fuel expense increased 31.0% for the three months ended September 30, 2022 as compared to the same period in 2021, as a result of the increase in fuel price, partially offset by a 9.0% decrease in Company miles driven for the three months ended September 30, 2022 as compared to the same period in 2021. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $5.152 for the three months ended September 30, 2022, compared to $3.357 for the same period in 2021.

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

Operations and maintenance expense increased 6.4% for the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to a $3.4 million increase in repairs, tires, and preventive maintenance and upkeep of tractors and trailers. The Company’s Specialized Solutions segment’s operations and maintenance expense increased 9.6% for the three months ended September 30, 2022 as compared to the same period in 2021 primarily as a result of a $2.3 million increase in repairs and tires for tractors and trailers. The Company’s Flatbed Solutions segment’s operations and maintenance expense increased 8.0% for the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to a $1.0 million increase in repairs and tires for tractors and trailers. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), was generally consistent for the three months ended September 30, 2022 as compared to the same period in 2021.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense increased 7.6% during the three months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators decreased $15.3 million, or 14.3%, during the three months ended September 30, 2022 as compared to the same period in 2021 as a result of 10.9% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $28.1 million, or 46.4%, during the three months ended September 30, 2022 as compared to the same period in 2021, as a result of an increase in utilization of third-party capacity providers due to supply chain delays in receiving and seating new revenue equipment. In addition, the cost of diesel fuel increased by 53.5% during the three months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of consolidated revenue, for the three months ended September 30, 2022, was generally consistent as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s purchased freight expense increased 4.4% during the three months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased $0.8 million, or 2.5%, during the three months ended September 30, 2022 as compared to the same period in 2021, as a result of a 39.5% increase in owner operators’ rate, partially offset by a 18.0% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $2.5 million, or 5.8%, during the three months ended September 30, 2022 as compared to the same period in 2021, as a result of a change in the mix of freight, which resulted in a higher payout margin. As mentioned above, there was also an increase in the cost of diesel fuel during the three months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the three months ended September 30, 2022, was generally consistent as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 9.1% for the three months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators decreased $16.0 million, or 21.3%, for the three months ended September 30, 2022 as compared to the same period in 2021, as a result of a 8.4% decrease in owner operator miles driven and a 0.2% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers increased $24.7 million, or 120.5%, during the three months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of increased utilization of third-party capacity providers due to supply chain delays in receiving and seating new revenue equipment. As mentioned above, there was also an increase in the cost of diesel fuel during the three months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the three months ended September 30, 2022, was generally consistent as compared to the same period in 2021.

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

Depreciation and amortization expense increased 7.2% for the three months ended September 30, 2022 as compared to the same period in 2021. The Company’s Specialized Solutions segment’s depreciation and amortization expense was generally consistent for the three months ended September 30, 2022 as compared to the same period in 2021. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 12.5% for the three months ended September 30, 2022 as compared to the same period in 2021 as a result of recent revenue equipment additions.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. Factors affecting the Company’s insurance and claims expense are the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels; however, insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Insurance and claims expense increased 43.9% during the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to a $7.1 million increase in incurred but not recorded claims. These increases were partially offset by a $1.0 million decrease in certain insurance premiums.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense increased 26.0% for the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to higher interest rates on the Replacement Term Loans and Equipment Term Loans. The Company’s common stock purchase warrants expired in February 2022 and are no longer exercisable. Change in fair value of warrant liability was a loss of $3.4 million for the three months ended September 30, 2021.

Income Tax. Income tax expense was $9.9 million for the three months ended September 30, 2022 compared to income tax expense of $8.7 million for the same period in 2021. The effective tax rate was 44.0% for the three months ended September 30, 2022, compared to 29.4% for the same period in 2021. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the impact of the permanent disallowance of goodwill impairment in the second quarter of 2022 and disallowances of executive compensation pursuant to IRC Section 162(m).

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the nine months ended September 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Nine Months Ended September 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$492.4	36.1%	$475.3	40.9%	$17.1	3.6%
Owner operator freight	397.7	29.1	365.3	31.4	32.4	8.9
Brokerage	255.4	18.7	197.1	17.0	58.3	29.6
Logistics	39.2	2.9	28.9	2.5	10.3	35.6
Fuel surcharge	180.4	13.2	95.9	8.2	84.5	88.1
Total revenue	$1,365.1	100.0%	$1,162.5	100.0%	$202.6	17.4%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$299.3	21.9%	$280.7	24.1%	$18.6	6.6%
Fuel	120.4	8.8	79.1	6.8	41.3	52.2
Operations and maintenance	117.6	8.6	108.1	9.3	9.5	8.8
Communications	2.6	0.2	3.1	0.3	(0.5)	(16.1)
Purchased freight	548.9	40.2	444.2	38.2	104.7	23.6
Administrative	51.6	3.8	46.2	4.0	5.4	11.7
Sales and marketing	1.2	0.1	1.5	0.1	(0.3)	(20.0)
Taxes and licenses	11.6	0.8	11.2	1.0	0.4	3.6
Insurance and claims	61.0	4.5	40.6	3.5	20.4	50.2
Acquisition-related transaction expenses	3.7	0.3	—	—	3.7	100.0
Depreciation and amortization	68.2	5.0	66.7	5.7	1.5	2.2
Gain on disposition of revenue property and equipment	(14.0)	(1.0)	(13.1)	(1.1)	(0.9)	6.9
Impairment	7.8	0.6	—	—	7.8	100.0
Restructuring charges	2.0	0.1	0.2	—	1.8	900.0
Total operating expenses	$1,281.9	93.9%	$1,068.5	91.9%	$213.4	20.0%

INCOME FROM OPERATIONS	$83.2	6.1%	$94.0	8.1%	$(10.8)	(11.5)%

Other expense:
Interest income	$(1.5)	(0.1)%	$(0.2)	—%	$(1.3)	650.0%
Interest expense	23.8	1.7	26.1	2.2	(2.3)	(8.8)
Change in fair value of warrant liability	(4.7)	(0.3)	1.2	0.1	(5.9)	(491.7)
Other	1.3	0.1	(0.6)	(0.1)	1.9	(316.7)
Total other expense	$18.9	1.4%	$26.5	2.3%	$(7.6)	(28.7)%

Income before income taxes	64.3	4.7%	67.5	5.8%	(3.2)	(4.7)%
Income tax expense	21.0	1.5	18.6	1.6	2.4	12.9
Net income	$43.3	3.2%	$48.9	4.2%	$(5.6)	(11.5)%

OPERATING STATISTICS:
Company miles	159.7		170.9		(11.2)	(6.6)%
Owner operator miles	130.3		139.2		(8.9)	(6.4)
Total miles (in millions)	290.0		310.1		(20.1)	(6.5)%

Rate per mile	$3.07		$2.71		$0.36	13.3%
Revenue per tractor	$189,900		$173,400		$16,500	9.5%

Company owned tractors, at quarter-end	2,799		2,641		158	6.0%
Owner operator tractors, at quarter-end	2,042		2,077		(35)	(1.7)
Number of trailers, at quarter-end	11,028		11,266		(238)	(2.1)%

Company owned tractors, average for the period	2,638		2,742		(104)	(3.8)%
Owner operator tractors, average for the period	2,049		2,105		(56)	(2.7)
Total tractors, average for the period	4,687		4,847		(160)	(3.3)%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the nine months ended September 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Nine Months Ended September 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$371.7	48.5%	$345.0	52.8%	$26.7	7.7%
Owner operator freight	139.1	18.1	117.9	18.0	21.2	18.0
Brokerage	128.2	16.7	119.6	18.3	8.6	7.2
Logistics	36.2	4.7	25.0	3.8	11.2	44.8
Fuel surcharge	92.4	12.0	46.2	7.1	46.2	100.0
Total revenue	$767.6	100.0%	$653.7	100.0%	$113.9	17.4%

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$190.9	24.9%	$176.5	27.0%	$14.4	8.2%
Fuel	87.1	11.3	54.1	8.3	33.0	61.0
Operations and maintenance	85.3	11.1	76.2	11.7	9.1	11.9
Purchased freight	224.2	29.2	190.7	29.2	33.5	17.6
Depreciation and amortization	37.9	4.9	39.4	6.0	(1.5)	(3.8)
Impairment	7.8	1.0	—	—	7.8	100.0
Restructuring charges	0.2	—	0.2	—	—	—
Other operating expenses	58.9	7.7	47.5	7.3	11.4	24.0
Total operating expenses	$692.3	90.2%	$584.6	89.4%	$107.7	18.4%

INCOME FROM OPERATIONS	$75.3	9.8%	$69.1	10.6%	$6.2	9.0%

OPERATING STATISTICS:
Company miles	112.0		112.8		(0.8)	(0.7)%
Owner operator miles	31.6		36.3		(4.7)	(12.9)
Total miles (in millions)	143.6		149.1		(5.5)	(3.7)%

Rate per mile	$3.56		$3.10		$0.46	14.8%
Revenue per tractor	$219,000		$194,200		$24,800	12.8%

Company owned tractors, at quarter-end	1,982		1,835		147	8.0%
Owner operator tractors, at quarter-end	441		497		(56)	(11.3)
Number of trailers, at quarter-end	7,181		7,059		122	1.7%

Company owned tractors, average for the period	1,867		1,876		(9)	(0.5)%
Owner operator tractors, average for the period	465		508		(43)	(8.5)
Total tractors, average for the period	2,332		2,384		(52)	(2.2)%
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the nine months ended September 30, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Nine Months Ended September 30,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE(1):
Company freight	$127.2	21.0%	$137.5	26.5%	$(10.3)	(7.5)%
Owner operator freight	259.9	42.9	249.1	48.1	10.8	4.3
Brokerage	127.2	21.0	77.8	15.0	49.4	63.5
Logistics	2.9	0.5	3.6	0.7	(0.7)	(19.4)
Fuel surcharge	88.6	14.6	50.3	9.7	38.3	76.1
Total revenue	$605.8	100.0%	$518.3	100.0%	$87.5	16.9%

OPERATING EXPENSES(1):
Salaries, wages and employee benefits	$82.7	13.7%	$86.4	16.7%	$(3.7)	(4.3)%
Fuel	33.3	5.5	25.1	4.8	8.2	32.7
Operations and maintenance	33.5	5.5	32.0	6.2	1.5	4.7
Purchased freight	333.4	55.0	263.3	50.8	70.1	26.6
Depreciation and amortization	28.3	4.7	26.5	5.1	1.8	6.8
Other operating expenses	36.7	6.1	30.0	5.8	6.7	22.3
Total operating expenses	$547.9	90.4%	$463.3	89.4%	$84.6	18.3%

INCOME FROM OPERATIONS	$57.9	9.6%	$55.0	10.6%	$2.9	5.3%

OPERATING STATISTICS:
Company miles	47.7		58.1		(10.4)	(17.9)%
Owner operator miles	98.7		102.9		(4.2)	(4.1)
Total miles (in millions)	146.4		161.0		(14.6)	(9.1)%

Rate per mile	$2.64		$2.40		$0.24	10.0%
Revenue per tractor	$164,400		$156,900		$7,500	4.8%

Company owned tractors, at quarter-end	817		806		11	1.4%
Owner operator tractors, at quarter-end	1,601		1,580		21	1.3
Number of trailers, at quarter-end	3,847		4,207		(360)	(8.6)%

Company owned tractors, average for the period	771		866		(95)	(11.0)%
Owner operator tractors, average for the period	1,584		1,598		(14)	(0.9)
Total tractors, average for the period	2,355		2,464		(109)	(4.4)%
(1)
Includes intersegment revenues and expenses, as applicable, which are eliminated in the Company’s consolidated results.

Revenue.  Total revenue increased 17.4% for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in total revenue was primarily attributed to increases in fuel surcharge, growth in our brokerage service offering, and higher rates. In addition, rate per mile increased 13.3%; however, total miles driven decreased 6.5%.

The Company’s Specialized Solutions segment’s revenue increased 17.4% for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher fuel surcharge and strength in the freight environment, primarily in the high security cargo, construction and manufacturing end-markets. Company freight increased 7.7% for the nine months ended September 30, 2022 as compared to the same period in 2021 due to an 8.5% increase in company rate per mile, partially offset by a 0.7% decrease in miles driven partially due to supply chain delays in receiving and seating new revenue equipment. Owner operator freight increased 18.0% due to a 35.5% increase in owner operator rate per mile, partially offset by a 12.9% decrease in miles driven primarily due to an 8.5% decrease in average owner operator tractors. Brokerage revenue increased 7.2% for the nine months ended September 30, 2022 as compared to the same period in 2021. This segment experienced a drop in brokerage volumes tied to wind activity, which was mostly offset by the increase in loads tied to capturing excess freight volumes, for which the Company was unable to utilize company owned-assets. This resulted in total brokerage loads dropping 1% while brokerage revenue per load was up 8% due to higher rates during the nine months ended September 30, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 100.0% for the nine months ended September 30, 2022 as compared to the same period in 2021 due to increased fuel costs that triggered higher fuel surcharges to our customers.

The Company’s Flatbed Solutions segment’s revenue increased 16.9% for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to increases in brokerage revenue, fuel surcharge, and owner operator freight revenue. The Company deployed company-owned assets into end-markets with higher rates and margins, and as such, some of the excess volumes, for which the Company was unable to utilize company-owned assets, were strategically captured through our brokerage service offering. In addition, during the nine months ended September 30, 2022, we experienced delays in receiving new equipment due to supply chain disruptions, and as such, the Company utilized our brokerage service offering to capture excess volumes. This resulted in a 63.5% increase in brokerage revenue for the nine months ended September 30, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were up 28% and the brokerage revenue per load was up 27% due to higher rates during the nine months ended September 30, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 76.1% due to increased fuel costs that triggered higher fuel surcharges to our customers. Owner operator freight increased 4.3% due to an 8.8% increase in owner operator rate per mile, partially offset by a 4.1% decrease in miles driven. Company freight revenue decreased 7.5% due to supply chain delays in receiving and seating new revenue equipment and softening in the overall flatbed freight market which led to a 17.9% decrease in miles, partially offset by a 12.7% increase in rate per mile. The increase in rate per mile was driven by strength in the construction, steel, and manufacturing industries.

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

Salaries, wages and employee benefits expense increased 6.6% for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to higher driver pay in the Specialized Solutions segment, increased health insurance claims, and increased employee headcount related to the expansion of corporate functions in legal, accounting and safety departments, partially offset by decreased accrued bonuses. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage and owner operator revenue), decreased 4.8% for the nine months ended September 30, 2022 as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense increased 8.2% for the nine months ended September 30, 2022 compared to the same period in 2021, primarily as a result of higher driver and non-driver pay and increased health insurance claims. The increased driver pay was due to an 8% increase in driver rate, slightly offset by a 0.7% decrease in Company miles. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage and owner operator revenue), decreased 4.2% for the nine months ended September 30, 2022 as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense decreased 4.3% for the nine months ended September 30, 2022 compared to the same period in 2021, primarily as a result of the decreased employee headcount and lower driver pay due to a 17.9% decrease in Company miles, partially offset by a 17% increase in driver rate. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage and owner operator revenue), decreased 7.3% for the nine months ended September 30, 2022 as compared to the same period in 2021.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased 52.2% for the nine months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to a 57.0% increase in fuel price, partially offset by a 6.6% decrease in Company miles driven. The Company’s Specialized Solutions segment’s fuel expense increased 61.0% for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of the increase in fuel price. The Company’s Flatbed Solutions segment’s fuel expense increased 32.7% for the nine months ended September 30, 2022 as compared to the same period in 2021, as a result of the increase in fuel price, partially offset by a 17.9% decrease in Company miles driven for the nine months ended September 30, 2022 as compared to the same period in 2021. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $4.961 for the nine months ended September 30, 2022, compared to $3.161 for the same period in 2021.

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

Operations and maintenance expense increased 8.8% for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to a $5.8 million increase in maintenance and upkeep costs, a $1.1 million increase in lease costs and a $0.5 million increase in pilot car and permit fees. The Company’s Specialized Solutions segment’s operations and maintenance expense increased 11.9% for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily as a result of a $4.5 million increase in maintenance and upkeep costs, a $0.8 million increase in pilot car and permit fees, and a $1.0 million increase in lease costs due to a shift from purchasing revenue equipment to leasing at some of our operating companies. The Company’s Flatbed Solutions segment’s operations and maintenance expense increased 4.7% for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to a $1.3 million increase in maintenance and upkeep costs. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), was generally consistent for the nine months ended September 30, 2022 as compared to the same period in 2021.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense increased 23.6% during the nine months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased $8.3 million, or 2.8%, during the nine months ended September 30, 2022 as compared to the same period in 2021 as a result of a 16.3% increase in owner operators’ rate, partially offset by a 6.4% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $96.4 million, or 66.9%, during the nine months ended September 30, 2022 as compared to the same period in 2021, as a result of an increase in utilization of third-party capacity providers due to supply chain delays in receiving and seating new revenue equipment. In addition, the cost of diesel fuel increased by 57.0% during the nine months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of consolidated revenue, for the nine months ended September 30, 2022, increased 2.0% as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s purchased freight expense increased 17.6% during the nine months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators increased $9.7 million, or 10.8%, during the nine months ended September 30, 2022 as compared to the same period in 2021, as a result of a 35.5% increase in owner operators' rate, partially offset by a 12.9% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $23.8 million, or 23.6%, during the nine months ended September 30, 2022 as compared to the same period in 2021, as a result of a change in the mix of freight, which resulted in a higher payout margin. As mentioned above, there was also an increase in the cost of diesel fuel during the nine months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the nine months ended September 30, 2022, was generally consistent as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 26.6% for the nine months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense from owner operators decreased $1.5 million, or 0.7%, for the nine months ended September 30, 2022 as compared to the same period in 2021, as a result of a 4.1% decrease in owner operator miles driven despite an 8.8% increase in owner operators’ rate. Purchased freight expense from third-party capacity providers increased $71.6 million, or 135.6%, during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of increased utilization of third-party capacity providers due to supply chain delays in receiving and seating new revenue equipment. As mentioned above, there was also an increase in the cost of diesel fuel during the nine months ended September 30, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the nine months ended September 30, 2022, increased 4.2% as compared to the same period in 2021.

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

Depreciation and amortization expense was generally consistent for the nine months ended September 30, 2022 as compared to the same period in 2021. The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased 3.8% for the nine months ended September 30, 2022 as compared to the same period in 2021 as a result of a 0.5% decrease in average tractor count in the segment’s fleet. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 6.8% for the nine months ended September 30, 2022 as compared to the same period in 2021 as a result of recent revenue equipment additions.

Impairment. Impairment expense was $7.8 million for the nine months ended September 30, 2022 related to goodwill, trade name intangibles, and customer relationships intangibles of an operating segment within the Company’s Specialized Solutions segment that had been integrated into another operating segment as part of the Plan. There was no impairment expense for the nine months ended September 30, 2021. The Company’s Specialized Solutions segment’s impairment expense was $7.8 million consisting of $5.7 million related to goodwill, $1.9 million related to trade name intangibles, and $0.2 million related to customer relationships intangibles for the nine months ended September 30, 2022. The Company’s Specialized Solutions segment had no impairment expense for nine months ended September 30, 2021. The Company’s Flatbed Solutions segment had no impairment expense for the nine months ended September 30, 2022 and 2021.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. Factors affecting the Company’s insurance and claims expense are frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels; however, insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Insurance and claims expense increased 50.2% during the nine months ended September 30, 2022 as compared to the same period in 2021. Claims increased $12.8 million primarily due to $10.5 million in development of claims in excess of the Company’s self-insured retention. The Company also recorded an $11.8 million increase in incurred but not recorded claims. These increases were partially offset by a $4.2 million decrease in certain insurance premiums.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense decreased 8.8% for the nine months ended September 30, 2022 as compared to the same period in 2021. This decrease was primarily attributable to lower interest rates achieved through the successful refinancing of our Term Loan Facility (as defined below) in March 2021, and decreases in the balance outstanding on the Term Loan Facility. Change in fair value of warrant liability was a gain of $4.7 million for the nine months ended September 30, 2022 compared to a loss of $1.2 million for the same period in 2021. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. The Company’s common stock purchase warrants expired in February 2022 and are no longer exercisable.

Income Tax. Income tax expense was $21.0 million for the nine months ended September 30, 2022 compared to income tax expense of $18.6 million for the same period in 2021. The effective tax rate was 32.7% for the nine months ended September 30, 2022, compared to 27.6% for the same period in 2021. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the mix of earnings with state jurisdictions, combined with the impact of nontaxable income, primarily related to the change in fair value of the warrant liability, and nondeductible expenses, primarily related to executive compensation and goodwill impairment.

Liquidity, Capital Resources and Capital Requirements

The Company had the following sources of liquidity available at September 30, 2022 and December 31, 2021 (in millions).

	September 30, 2022	December 31, 2021
Cash	$188.3	$147.5
Availability under line of credit	123.4	107.8
Total	$311.7	$255.3

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

Total property and equipment additions for the nine months ended September 30, 2022 and 2021 are shown below (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash capital expenditures (receipts)	$5.4	$(13.7)
Property and equipment acquired with debt or finance lease obligations	93.7	55.0
Total net property and equipment additions	$99.1	$41.3

Total net property and equipment additions increased due to an increase in financed equipment purchases and a decrease in equipment sale proceeds during the nine months ended September 30, 2022.

The Company currently estimates its 2022 net capital expenditures to be $145 million to $155 million.

Operating leases

The Company entered into operating leases for revenue equipment with terms of one year to seven years and real property with terms of less than one year to twenty years having right-of-use asset values at lease inception of $10.5 million and $17.3 million, respectively, for the nine months ended September 30, 2022.

Material Debt

Overview

As of September 30, 2022, the Company had the following material debt:

•
the Term Loan Facility and the ABL Facility;
•
equipment and real estate term loans; and
•
finance lease liabilities.

The amounts outstanding under such agreements were as follows (in millions):

	September 30,	December 31,
	2022	2021
Term Loan Facility	$394.0	$397.0
ABL Facility	—	—
Equipment and real estate term loans	220.7	169.0
Finance lease liabilities	23.4	28.5
Total debt and finance lease liabilities	638.1	594.5
Less current portion	(68.8)	(55.5)
Less unamortized deferred financing fees	(6.7)	(7.6)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$562.6	$531.4

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

ABL and Term Loan Facilities and Equipment Financing Agreements

As of September 30, 2022, the Company has (i) a $400.0 million senior secured term loan credit facility (the Term Loan Credit Facility), and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base).

As of September 30, 2022, the Company had $220.7 million of equipment and real estate loans and $23.4 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months.

As of September 30, 2022, the Company had no borrowings outstanding on the ABL Facility, $22.5 million in outstanding letters of credit, and $123.4 million available under the ABL Facility, based on current qualified collateral. Under the terms of the ABL Facility, lenders may issue up to $40 million of standby letters of credit on our behalf. Outstanding letters of credit reduce the availability on the $150 million ABL Facility. Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurances liabilities.

Cash Flows

The Company’s summary statements of cash flows information for the nine months ended September 30, 2022 and 2021 is set forth in the table below (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$106.7	$115.7
Net cash (used in) provided by investing activities	$(24.5)	$13.7
Net cash used in financing activities	$(42.5)	$(161.9)

Operating Activities. Cash provided by operating activities was $106.7 million during the nine months ended September 30, 2022 and consisted of $43.3 million of net income plus $70.3 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes, gain on disposition of property and equipment, stock-based compensation, and impairment, partially offset by $6.9 million of net cash used in working capital and other activities. Cash used in working capital and other activities during the nine months ended September 30, 2022 reflect an increase of $34.1 million in accounts receivable, an increase of $3.1 million in drivers’ advances and other receivables, and an increase of $3.7 million in other current assets, partially offset by an increase of $30.5 million in accrued expenses and other liabilities and an increase of $3.5 million in accounts payable.

The $9.0 million decrease in cash provided by operating activities during the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021, was the result of increases in net cash provided by working capital of $7.2 million, decreases in non-cash items of $10.6 million, and a $5.6 million reduction to net income.

Investing Activities. Cash used in investing activities was $24.5 million for the nine months ended September 30, 2022 as compared to cash provided by investing activities of $13.7 million for the nine months ended September 30, 2021. This change is primarily due to a $19.1 million cash payment for the SJ Transportation acquisition, a decrease of $19.9 million in cash receipts from sales of revenue equipment, and a decrease of $0.8 million in cash equipment purchases for the nine months ended September 30, 2022.

Total net cash capital expenditures (receipts) for the nine months ended September 30, 2022 and 2021 are shown below (in millions):

	Nine Months Ended September 30,
	2022	2021
Revenue equipment (tractors, trailers and trailer accessories)	$25.8	$29.8
Buildings and building improvements	2.6	1.2
Other	5.0	3.2
Total cash capital expenditures	33.4	34.2
Less: Proceeds from sales of property and equipment	28.0	47.9
Net cash capital expenditures (receipts)	$5.4	$(13.7)

Financing Activities. Cash used in financing activities decreased from $161.9 million for the nine months ended September 30, 2021 to $42.5 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we had approximately $89.2 million less net debt-related payments compared to same period in 2021, primarily as the result of the Company refinancing the Term Loan Facility during the nine months ended September 30, 2021. Also, during the nine months ended September 30, 2022, we received $9.4 million in proceeds from warrant exercises compared to none in the same period in 2021. In addition, during the nine months ended September 30, 2021, we repurchased $20.4 million in common stock compared to none in the same period in 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/01/2022 to 07/31/2022	—	$—	—	$—
08/01/2022 to 08/31/2022	—	$—	—	$—
09/01/2022 to 09/30/2022	—	$—	—	$40,000,000
Total	—	$—	—

(1)
On September 30, 2022, the Company announced that our Board of Directors authorized a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company is authorized to repurchase up to $40.0 million of our common stock.. Repurchases under the Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Repurchase Program is effective until $40.0 million of our outstanding common stock has been repurchased or, if earlier, until our Board of Directors suspends or discontinues the Stock Repurchase Program, which could occur at any time without prior notice. As of September 30, 2022, no shares of Common Stock have been repurchased under the Stock Repurchase Program.

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

10.1+*	Employment Agreement, dated as of September 22, 2022, by and between Aaron Coley and the registrant.

10.2+

Performance Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.3+

Restricted Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.4+

Restricted Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.5+*	Separation Agreement, dated as of September 22, 2022, by and between Jason Bates and the registrant.

31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2022	DASEKE, INC.

	By:	/s/ Aaron Coley
	Name:	Aaron Coley
	Title:	Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial Officer)