Form 10-K
period 2022-12-31
Daseke, Inc.
filed 2023-02-23
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3913221 (IRS Employer Identification No.)
15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Stock Market LLC

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

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $285.0 million.

45,122,805 shares of common stock were outstanding as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

DASEKE, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people, a fleet of more than 4,500 tractors and 10,500 flatbed and specialized trailers, and has operations throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

The Company provides comprehensive transportation and logistics solutions offerings to approximately 4,400 customers, many of which are the world's most respected industrial shippers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment. The Flatbed Solutions segment generated approximately 43% of total revenue in 2022, and the Specialized Solutions segment generated approximately 57% of total revenue in 2022. As of December 31, 2022, the Flatbed Solutions segment operated 2,467 tractors and 3,948 trailers, and the Specialized Solutions segment operated 2,515 tractors and 6,775 trailers. In 2022, Daseke’s company and owner-operator drivers drove 381.1 million miles.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing customers with certainty of delivery and continuity of operations and enables the Company to commit stable capacity volumes. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure and fixed cost requirements. In 2022, approximately 42% of the Company’s freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 58% was derived from asset-light services.

Recent Developments

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan, which we expect will ultimately integrate its operating segments into only four or five operating segments. The Plan is intended to reduce the Company’s cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. In addition, the Company anticipates additional revenue opportunities driven by synergies from optimizing a consolidated operation, including empty mile reduction, pricing improvements, and additional seated truck contribution. The Company has completed two integrations under the Plan, which has reduced our operating segments from eleven to nine. During the second quarter of 2022, the Company determined there was no fair value associated with one of these integrated operating segments goodwill and intangible assets, which was within the Specialized Solutions segment, and recorded an impairment charge of $7.8 million in the Specialized Solutions segment. During the fourth quarter of 2022, the Company recorded an impairment charge of $1.6 million related to the trade name of an entity that would no longer be used in the future within the Specialized Solutions segment.

During 2022, like others in our industry, we experienced inflationary cost headwinds in driver pay, operations and maintenance, and insurance expenses. The U.S. inflation rate is the highest experienced in four decades. Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. We saw strong freight rates for much of 2022, which have been supported by our strategic alignment with niche end-markets in the industrial economy, as opposed to the commodity-oriented consumer retail markets. Although our flatbed segment rate per mile was higher in 2022 compared to 2021, we have experienced a softening in freight rates, which has negatively impacted our flatbed segment operating results in the midst of historic inflationary cost headwinds, which we expect to continue for the foreseeable future.

In addition to inflation, like others in our industry, we observed ongoing delays in receiving new equipment as the supply chain disruptions persisted throughout 2022. Although we saw some improvements during the second half of 2022 in receiving new equipment, we expect to experience the effects of a still-recovering supply chain in 2023.

On September 30, 2022, the Company announced that its Board of Directors approved a stock repurchase program, under which the Company is authorized to repurchase up to $40 million of its outstanding common stock. The Company intends to fund any future repurchases with cash on hand. The timing, number, and value of shares repurchased under the program will be at management’s discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The program may be suspended, modified or discontinued by the Board at any time without prior notice. On November 14, 2022, the Company issued a press release announcing that it has paused the stock repurchase program. Repurchases by the Company may resume in the future, and any such repurchases will be subject to general market and economic conditions, applicable legal requirements and other considerations. As of December 31, 2022, prior to the program's pause, the Company had purchased 803,554 shares at a weighted average price of $6.05 per share.

In November 2022, the Company completed the repurchase of 17,932,725 shares of the Company’s common stock from its founder, Mr. Don R. Daseke, and his affiliates at a purchase price of $6.00 per share (the Founder’s Repurchase), which represented approximately 28.6% of the Company’s issued and outstanding common shares as of November 9, 2022. As part of the Founder’s Repurchase and effective therewith, Mr. Daseke has resigned from the Company’s Board of Directors. In exchange for the repurchased shares, the Company paid $40.0 million with cash on hand and issued 67,597 shares of Series B Perpetual Preferred Stock (Series B Preferred), which have an aggregate initial liquidation preference of $67.6 million and are redeemable at any time at the Company’s sole option for the original liquidation preference plus accrued and unpaid dividends. The Series B Preferred is divided into two tranches: 1) Series B-1 ($20.0 million) carrying a 13.0% cash-pay dividend; and 2) Series B-2 ($47.6 million) carrying a 7.0% cash-pay dividend.

Industry and Competition

Open-deck freight is defined as loads secured atop trailer decks without removable or sliding sides and roof systems and is generally both complex and time-sensitive, which separates it from traditional dry-van freight. The open-deck industry is focused on different customers with different freight requirements than traditional dry-van and requires highly trained drivers, often with additional credentials, and specialized equipment with the ability to handle uniquely shaped and overweight cargo. Specialized loads often require specific expertise in both the operations and execution in order to address the proper licenses and hauling permits, customized configurations, extensive coordination with local officials and escort vehicles and additional administrative paperwork.

Open-deck routes are frequently more irregular than dry-van routes due to the nature of the freight. Open-deck lanes stretch across the country, with particular density around corridors of significant lumber, steel and machinery production, notably in Texas, as well as the Southeast, Midwest, and West Coast regions of the United States. In addition, open-deck flatbed freight is generally a live load and unload operation that occurs during normal business hours.

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

Customers

The Company’s customers, many of whom are Fortune 500 companies, rely on the Company to transport mission-critical loads, making it an integral part of their supply chains. As of December 31, 2022, the Company had approximately 4,400 customers. The Company’s ability to dependably transport high-value, complex and time-sensitive loads as well as provide the value-added logistics services required to plan, transport and deliver loads has resulted in longstanding and established customer relationships. Several of our top customer relationships span more than 20 years on average at the Company’s operating divisions.

The Company’s customers represent a broad and attractive range of end markets. Examples of the freight the Company regularly transports include aircraft parts, manufacturing equipment, structural steel, pressure vessels, wind turbine blades, heavy machinery (construction, mining and agriculture), commercial glass, high security cargo, industrial and hazardous waste, arms ammunition and explosives (AA&E), lumber and building and construction materials. Because the Company’s customers are generally in the industrial and manufacturing sector, as is typical for open-deck services providers, the Company is not subject to the same consumer-driven demand as dry-van trucking companies, whose freight typically includes consumer goods and whose volume can peak during the holiday season.

In 2022, the Company’s Flatbed Solutions segment provided transportation and logistics solutions to approximately 2,100 customers, and the Company’s Specialized Solutions segment provided unique, value-added transportation and logistics solutions to approximately 2,800 customers. See Note 16 of the Company’s audited consolidated financial statements included elsewhere in this Form 10-K for information on its two reportable segments.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on its business. In 2022 and 2021, the Company’s top ten customers accounted for approximately 28% and 27%, respectively, of its revenue; in 2022 and 2021, no single customer accounted for 10% or more of the Company's revenue.

Revenue Equipment

As of December 31, 2022, the Company operated 2,971 company-owned tractors and also had under contract 2,011 tractors owned and operated by independent contractors. The Company also operated 10,723 trailers as of December 31, 2022. Growth of its tractor and trailer fleet is determined by market conditions and its experience and expectations regarding equipment utilization and driver recruitment and retention. In acquiring revenue equipment (tractors, trailers and trailer accessories), the Company considers a number of factors, including economy, fleet age, mileage and total cost of ownership of specific tractor and trailer manufacturers, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort and resale value. The Company maintains strong relationships with its equipment vendors and the financial flexibility to react as market conditions dictate.

Human Capital

The success and growth of our business is driven by our employees. Our key human capital objectives are to attract, retain, and incentivize talented and experienced existing and future employees to manage and support our operations. We provide our employees with compensation and benefit packages, which we believe are competitive within our industry as well as the local markets in which we operate. We understand that providing employees with the resources and support they need to live a healthy life is critical for sustaining a workplace of choice, and our compensation and benefit packages include access for our employees and their families to flexible and convenient health and wellness programs that support their physical, mental, and financial health by providing tools and resources to help them improve or maintain their health.

As of December 31, 2022, the Company had 4,123 employees, which included 2,659 company drivers. The Company is not a party to any collective bargaining agreements.

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

The Company also contracts with owner-operator drivers to provide and operate tractors, which provide additional revenue equipment capacity. Independent contractors own or lease their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and highway use taxes. As of December 31, 2022, the Company had 2,147 independent contractors, who accounted for approximately 44% of total miles in 2022.

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

Risk Management

The primary safety-related risks associated with the Company’s business include damage to cargo hauled, physical damage to company equipment, damage to buildings and personal property, third-party personal injury and property damage and workers’ compensation. The Company regularly reviews insurance limits and retentions. The Company’s historic auto liability retention, in the majority of instances, was $0.5 million per occurrence. However, after setting up a risk retention group in 2021, our auto liability retention has increased to $2.0 million per occurrence. In addition, the Company has secured excess liability coverage of up to $48.0 million per occurrence with retention limits of $8.0 million in aggregate for each policy period since the risk retention group was established in 2021.

To the extent working on behalf of the Company, its owner-operators are covered by the Company’s liability coverage. However, each such owner-operator is responsible for physical damage to his or her own equipment, occupational accident coverage, workers' compensation, and liability exposure while the truck is used for non-company purposes.

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

In June 2020, FMCSA revised its Hours-of-Service Rule, which addresses safety issues such as the maximum amount of time that drivers are permitted to be on duty to ensure that drivers stay awake and alert. The revised rule provided flexibility by requiring drivers to take 30-minute breaks after eight hours of consecutive driving time (rather than on-duty time) and the requirement can be satisfied by any non-driving period of 30 consecutive minutes. The revised rule also expands the driving window during adverse driving conditions by an additional two hours, updates the sleeper berth provision to provide more flexibility, and expands the short-haul exception that exempts certain drivers from the requirements when they operate within a 150 air-mile radius of their reporting location and do not exceed a 14-hour duty period.

The FMCSA has adopted a data-driven Compliance, Safety and Accountability (the CSA) program as its safety enforcement and compliance model. The CSA program holds motor carriers and drivers accountable for their role in safety by evaluating and ranking fleets and individual drivers on certain safety-related standards. The CSA program affects drivers because their safety performance and compliance impact their safety records and, while working for a carrier, will impact their carrier’s safety record. The methodology for determining a carrier’s DOT safety rating relies upon implementation of Behavioral Analysis and Safety Improvement Categories (BASIC) applicable to the on-road safety performance of the carrier’s drivers and certain of those rating results are provided on the FMCSA’s Carrier Safety Measurement System website. As a result, certain current and potential drivers may no longer be eligible to drive for the Company, the Company’s fleet could be ranked poorly as compared to its peer firms, and the Company’s safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruiting and retention by causing high-quality drivers to seek employment (in the case of company drivers) or contracts (in the case of owner-operator drivers) with other carriers, or could cause the Company’s customers to direct their business away from the Company and to carriers with better fleet safety rankings, either of which would adversely affect the Company’s results of operations and productivity. Additionally, the Company may incur greater than expected expenses in its attempts to improve its scores as a result of such poor rankings. Those carriers and drivers identified under the CSA program as exhibiting poor BASIC scores are prioritized for interventions, such as warning letters and roadside investigations, either of which may adversely affect the Company’s results of operations. To promote improvement in all CSA categories, including those both over and under the established scoring threshold, the Company has procedures in place to address areas where it has exceeded the thresholds and the Company continually reviews all safety-related policies, programs and procedures for their effectiveness and revises them, as necessary, to establish positive improvement. However, the Company cannot assure you these measures will be effective.

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

The Company maintains bulk fuel storage and fuel islands at some of its terminals. The Company also has vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, discharge of contaminants, environmental and natural resource damage, and unauthorized hazardous material spills, releases or disposal actions, among others. Some of the Company’s operations are at facilities where soil and groundwater contamination have occurred, and the Company or its predecessors have been and may be held responsible for remediating environmental contamination at some locations, which may include being held responsible for such contamination on a joint and several basis. In the past, the Company has also been responsible for the costs of cleanup of cargo and diesel fuel spills caused during its transportation operations, including as a result of traffic accidents or other events. If the Company is found to be responsible for such contamination or spills, the Company could be subject to costs and liabilities, including costs for remediation, environmental and natural resource damages and penalties.

In October 2016, the EPA and the National Highway Traffic Safety Administration (NHTSA) jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending through model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. In June 2021, the EPA amended the federal Phase 2 test procedures for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium and heavy duty vehicles, affecting the certification procedures for exhaust emission standards and related requirements. In July 2022, the EPA published a final rule modifying the Greenhouse Gas Emissions Model compliance tool for heavy duty vehicles that was initially published in the 2016 Phase 2 standards. The 2021 Phase 2 standards for heavy-duty trailers were challenged in federal court, and in November 2021 the D.C. Circuit vacated portions of the Phase 2 rule that apply to trailers, concluding that trailers are not “motor vehicles” or “vehicles,” and the EPA lacked the authority to set fuel efficiency standards for this equipment. In August 2021, the EPA announced the Clean Trucks Plan, which is intended to reduce greenhouse gas emissions and emissions of other pollutants from heavy-duty trucks using rulemakings implemented over three years. The Clean Trucks Plan is part of a broader EPA initiative known as the Cleaner Trucks Initiative announced in November 2018, which intends to update standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. On March 28, 2022, the EPA published a proposed version of the first of these rules that sets new, more stringent standards to reduce pollution from heavy-duty vehicles and engines starting in model year 2027. The proposed rule included more stringent greenhouse gas standards for certain commercial vehicle categories in the heavy-duty greenhouse gas Phase 2 program. On January 24, 2023, the EPA published the final rule but did not take final action on the portion of the proposed rule regarding proposed changes to heavy-duty greenhouse gas Phase 2 standards. The Clean Trucks Plan and future standards regulating emissions from on-road vehicles may result in its incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings.

Notwithstanding the federal standards, a number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. For instance, the California Air Resources Board also has adopted emission control regulations and greenhouse gas standards that largely align with the EPA’s and the NHTSA’s standards for new medium and heavy-duty engines, vehicles, and trailers sold in California. Furthermore, California also approved Tractor-Trailer Greenhouse Gas regulation to reduce greenhouse gas emissions by improving the aerodynamic performance and reducing the rolling resistance of tractor-trailers. The regulation applies to all heavy duty tractors that pull longer than 50-foot box-type trailers and longer than 50-foot box-type trailers that are pulled by heavy duty tractors. The tractors and trailers subject to these regulations must be either EPA Smart Way certified or equipped with low-rolling resistance tires and retrofitted with Smart Way-approved aerodynamic technologies. The Company currently purchases Smart Way certified equipment in certain of its new tractor and trailer acquisitions. In addition, in August 2022, the California Air Resources Board proposed the Advanced Clean Fuels Regulation, which would require certain medium and heavy duty fleets to phase in the use of zero emissions vehicles over time. These state level regulations may result in its incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings. In order to reduce exhaust emissions, some states and municipalities have also begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity.

Federal and state lawmakers also have implemented or proposed potential limits on, as well as laws incentivizing reduction of, greenhouse gas emissions under a variety of other climate-change initiatives. Compliance with such limits may increase the cost of new tractors and trailers or require the Company to retrofit its equipment and could impair equipment productivity and increase its operating expenses. Other measures, such as the 2022 Inflation Reduction Act, provide funding (including tax credits) for acquisition and use of heavy duty zero emissions vehicles, with the goal of reducing overall greenhouse gas emissions from on-road sources. These initiatives, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual value of these vehicles, could materially increase the Company’s operating expenses or otherwise adversely affect its operations.

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

The Company’s results of operations could be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Concerns over global economic conditions, inflation, energy costs, geopolitical issues, supply chain disruptions, the availability and cost of credit, recovery from the worldwide COVID-19 pandemic, and the continuing conflict between Russia and Ukraine have contributed to increased economic uncertainty. An economic slowdown or recession in the United States could negatively impact demand for the Company’s services and therefore adversely affect its results. Adverse global economic conditions may cause the Company’s customers and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of the Company’s customers experiencing bankruptcy or otherwise becoming unable to pay service providers, including the Company. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Continuing inflation may impact our margins and profitability.

During 2022, like others in our industry, we experienced inflationary cost headwinds in driver pay, operations and maintenance, and insurance expenses. The U.S. inflation rate in 2022 was the highest experienced in four decades. Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. In addition, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their businesses, which could negatively impact their ability to pay higher freight rates, which could adversely impact our revenue and profitability.

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

The Company’s operations are affected by the winter season because inclement weather impedes operations and some shippers reduce their shipments during winter. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling and harsh weather that creates higher accident frequency, increased claims and higher equipment repair expenditures. These weather-related and other catastrophic events, such as fires, earthquakes and explosions, may also disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets or the assets of its customers or otherwise adversely affect the business or financial condition of its customers, any of which developments could adversely affect the Company’s profitability or make its results more volatile. Climate change may also result in various physical risks, such as the increased severity of weather-related events, that could adversely impact the Company’s operations.

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

The Company has recently faced, and may in the future face, difficulty in purchasing an adequate supply of new equipment due to decreased supply. In 2022, the Company observed ongoing delays in receiving new equipment due to supply chain disruptions, and as such, the Company had to utilize more owner operator and brokerage loads, which typically have lower margins than company loads. In addition to supply chain constraints, from time to time, some original equipment manufacturers (OEM) of tractors and trailers may reduce their manufacturing output due to lower demand for their products in economic downturns or a shortage of component parts. Uncertainty as to future emission standards may also serve to decrease such manufacturing output.

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

A material portion of the Company’s revenue is generated from its major customers. In 2022 and 2021, the Company’s top ten customers, based on revenue, accounted for approximately 28% and 27%, respectively, of the Company’s revenue. In 2022 and 2021, no single customer represented 10% or more of the Company's revenue. In addition, a material portion of the Company’s freight is from customers in the building materials industry, and as such, the Company’s results may be susceptible to trends in construction cycles, which are affected by numerous factors, including rates of infrastructure spending, real estate equity values, interest rates and general economic conditions. The Company’s customers’ financial difficulties can negatively impact the Company’s results of operations and financial condition, especially if they were to delay or default on payments to the Company.

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

Approximately 44% of the Company’s freight revenue was carried by independent contractor owner-operators in 2022. The Company’s reliance on independent contractor owner-operators creates numerous risks for the Company’s business. For example, the Company provides financing to certain of its independent contractor owner-operators purchasing tractors from the Company. If owner-operators operating the tractors the Company financed default under or otherwise terminate the financing arrangement and the Company is unable to find a replacement owner-operator, the Company may incur losses on amounts owed to it with respect to the tractor in addition to any losses it may incur as a result of idling the tractor. Further, if the Company is unable to provide such financing in the future, due to liquidity constraints or other restrictions, the Company may experience a shortage of owner-operators.

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

The Company and its subsidiary operating companies have undergone significant changes in their management teams in the past three years, including a new Chief Executive Officer in 2021 and a new Chief Financial Officer in 2022, which may have a negative impact on the Company’s ability to retain or recruit key personnel, employees and drivers. The Company also recently experienced significant changes and turnover to its board of directors. Leadership transitions, which the Company may continue to experience, may also cause disruption to the Company’s business, result in operational and administrative inefficiencies and added costs, and adversely affect the Company’s corporate governance, internal controls, enterprise risk management, business models and strategic priorities. The inability to adequately fill vacancies in key personnel positions on a timely basis could also negatively affect the Company’s business, operations and ability to implement its business strategy.

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

In the second half of 2019, the Company initiated several organizational improvement plans, which resulted in significant costs, including severance and other related payments and lease termination fees. In addition, the Company announced additional integrations in 2022. As of December 31, 2022, the Company has incurred $20.6 million in costs related to these plans. These plans could also result in significant disruptions to the Company’s operations or result in the loss of customer and market share in certain geographic territories. For example, because the Company’s customers interface directly with management and employees employed by subsidiaries that comprise the Company’s various operating segments, any consolidation or restructuring of such subsidiaries may not be viewed positively by customers who may choose to reassess whether to use the Company’s services. If the Company does not fully realize or maintain the anticipated benefits of these plans, its business, results of operations and prospects could be adversely affected.

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

As of December 31, 2022, the Company had $667.1 million of indebtedness outstanding. Its ability to make scheduled payments or to refinance its indebtedness obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond its control. The Company may not be able to maintain a level of cash flow from operating activities sufficient to permit it to pay the principal, premium, if any, or interest on its indebtedness. If the Company’s cash flow and capital resources are insufficient to fund debt service obligations, the Company may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness (or any combination thereof). The Company’s ability to restructure or refinance indebtedness will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of the Company’s credit rating, which could harm its ability to incur additional indebtedness.

The Company’s credit facilities (as defined below) and the terms of the Series A Preferred Stock contain restrictive covenants that may impair its ability to conduct business. The inability to maintain compliance with these covenants could lead to default and acceleration under the credit facilities.

The Company’s credit facilities and terms of the Series A Preferred Stock contain certain restrictive covenants that limit management’s discretion with respect to certain business matters. Subject to certain limitations and exceptions, these covenants, among other things, restrict the Company’s ability to incur additional indebtedness, change the nature of the business, merge or consolidate with, or acquire, another entity, and sell or otherwise dispose of assets. The Term Loan Facility does not have any ongoing (or springing) financial covenants. However, the ABL Facility contains a springing financial covenant that is triggered upon the occurrence of a default, an event of default or after excess availability falls below certain specified thresholds. Once the springing financial covenant is triggered, the Company is required to demonstrate a minimum consolidated fixed charge coverage ratio to be tested on a quarterly basis until there is no default, event of default and excess availability is above certain specified thresholds for a period of sixty consecutive days. The ABL Facility also contains affirmative and negative covenants similar to those in the Term Loan Facility, together with such additional terms as are customary for a senior secured asset-based revolving credit facility. These restrictions may also limit the Company’s ability to obtain future financings, to withstand a future downturn in its business or the economy in general, or to otherwise conduct necessary corporate activities. The Company may also be prevented from taking advantage of business opportunities that arise because of the limitations that its debt agreements impose on it. A breach of any covenant in the Company’s credit facilities or certain of its other debt agreements would result in a default thereunder after any applicable grace periods expire and, if not waived, could result in acceleration of amounts borrowed thereunder. Further, the Company’s credit facilities and certain of its other debt agreements contain cross-default provisions, such that a default under one agreement would create a default under the other agreements (subject to any materiality qualifiers or exceptions).

The Company’s leverage and debt service obligations may adversely affect its business and prospects.

As of December 31, 2022, the Company had $667.1 million of indebtedness outstanding. The Company’s level of indebtedness could adversely affect it in several ways, including the following:

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

●

limit its ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness; and

●

make it more likely that a reduction in its borrowing base would result in a mandatory repayment in an amount equal to the positive difference of (a) the outstanding principal amount outstanding under the ABL Facility less (b) the borrowing base then in effect.

Indebtedness under the Company’s credit facilities also makes us vulnerable to increases in interest rates as they bear interest at a rate that may vary with prevailing interest rates. Currently, loans under the credit facilities may be base rate loans or LIBOR loans.

In 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. At the end of 2021, the ICE Benchmark Administration (the current LIBOR administrator) ceased publishing one-week and two-month U.S. dollar LIBOR tenors and announced that it will cease publishing all remaining U.S. dollar LIBOR tenors in June 2023. The Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, has recommended that U.S. dollar LIBOR be replaced by the Secured Overnight Financing Rate (SOFR) SOFR is an overnight rate backed by U.S. Treasury, rather than a term rate, making it an inexact replacement for LIBOR. Whether or not SOFR or any other potential alternative reference rate will become the market default replacement rate for LIBOR remains in question.

The current provisions in our credit facilities to change the benchmark rate for LIBOR loans from LIBOR to SOFR require calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between borrowers, lenders and contractual counterparties as a result of the switch to SOFR, but there can be no assurance that the calculated spread will be fair and accurate. We cannot predict the effect of any such changes, any establishment of alternative reference rates or any other reforms that may be required and/or implemented given the developments with respect to LIBOR. The consequences of these developments cannot be predicted but could include an increase in the cost of our indebtedness under the Company’s credit facilities.

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

As of December 31, 2022, the Company had recorded goodwill of $137.3 million and indefinite-lived intangible assets of $48.4 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 350, Intangibles — Goodwill and Other, the Company tests goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Any excess in carrying value over the estimated fair value is charged to the Company’s results of operations. Further, the Company may never realize the full value of its intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could have an adverse effect on the Company’s financial condition and results of operations. If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values and the estimated fair value of the Company’s goodwill and long-lived assets could change significantly, and could result in future non-cash impairment charges, which could materially impact its results of operations and financial condition for any such future period. During 2022, there was $9.4 million in impairment charges recorded by the Company related to goodwill, trade name intangibles, and customer relationships intangibles, related to entities within the Company’s Specialized Solutions segment that had been integrated into other operating segments as part of the Plan.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Daseke’s common stock trade on NASDAQ under the symbol “DSKE”. As of February 10, 2023, there were 47 stockholders of record of its common stock. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these record holders.

Dividends

The Company has not paid any cash dividends on its common stock. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate declaring any common stock dividends in the foreseeable future. The payment of cash dividends on its common stock in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements, debt covenants and general financial condition. The payment of any cash dividends will be within the discretion of the Company’s board of directors at such time. In addition, the Company’s credit facilities (as described in Note 9 of Notes to Consolidated Financial Statements) restrict the Company’s ability to pay dividends, subject to certain negotiated exceptions.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of Common Stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
10/01/2022 to 10/31/2022	803,554	$6.05	803,554	$35,142,162
11/01/2022 to 11/30/2022	17,932,725	$6.00	—	$35,142,162
12/01/2022 to 12/31/2022	—	$—	—	$35,142,162
Total	18,736,279	$6.00	803,554

(1)
On September 30, 2022, the Company announced that our Board of Directors authorized a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company is authorized to repurchase up to $40.0 million of our common stock. Repurchases under the Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Repurchase Program is effective until $40.0 million of our outstanding common stock has been repurchased or, if earlier, until our Board of Directors suspends or discontinues the Stock Repurchase Program, which could occur at any time without prior notice. As of December 31, 2022, 803,554 shares of Common Stock have been repurchased under the Stock Repurchase Program. On November 14, 2022, the Company issued a press release announcing that it has paused open-market repurchases of its Common Stock under the Stock Repurchase Program. Repurchases by the Company under the Stock Repurchase Program may resume in the future, and any such repurchases will be subject to general market and economic conditions, applicable legal requirements and other considerations.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (this MD&A) should be read in conjunction with the Company’s audited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events and risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” above.

Introduction

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets. The Company provides comprehensive transportation and logistics solutions offerings to approximately 4,400 customers, many of which are the world's most respected industrial shippers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided trailing equipment, while the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailing equipment. The Flatbed Solutions segment revenue and the Specialized Solutions segment revenue was approximately 43% and 57%, respectively, of total revenue in 2022 and approximately 44% and 56%, respectively, of total revenue in 2021.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing customers with certainty of delivery and continuity of operations, and enables the Company to commit stable capacity volumes. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure and fixed cost requirements. Approximately 42% of 2022 freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 58% was derived from asset-light services.

Company Performance in 2022; Industry Trends and Outlook

In 2022, the Company’s performance was particularly strong, with record revenue of $1,773.3 million, a 13.9% increase as compared to revenue of $1,556.8 million in 2021, with both segments contributing to this $216.5 million growth in revenue. Outperformance in the high-security cargo end market, where revenue grew nearly 50% from 2021, followed by significant growth in the agriculture, manufacturing, construction, and aerospace end markets, was partially offset by declines in the renewable energy vertical and the steel end market. Although levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity and to measures of industrial production since many of the Company’s customers are in the manufacturing and industrial segments, the Company continues to believe in the cross-cycle strength of the more than a dozen industrial-facing end markets it serves, some of which are set for continued growth, given their limited correlation to consumer spending or the prevailing macroeconomic backdrop.

In 2022, Specialized Solutions segment income from operations was $59.3 million, compared to $59.5 million in 2021. The modest decline was primarily associated with cost inflation and a $9.4 million impairment in goodwill and intangible assets that was partially offset by strong revenue growth. Flatbed Solutions segment income from operations in 2022 was $39.1 million, compared to $53.3 million in 2021, primarily due to inflationary cost pressures such as market-rate driver compensation, operations and maintenance and insurance claims more than offsetting revenue growth. The U.S. inflation rate in 2022 was the highest experienced in four decades. Inflation can have an impact on the Company’s operating costs; a prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. The Company also attempts to limit the effects of fuel cost inflation through fuel surcharges and measures intended to reduce the consumption of fuel. In 2022, the Company also experienced unusually high insurance and claims expenses.

During 2023, the Company expects a modest increase in total miles driven, with expected improvements in driver availability allowing for the seating of additional, higher-margin Company trucks. However, the Company expects to continue to experience a slowing rate environment, ongoing inflationary pressures, and a still-recovering supply chain.

Revenue

The Company records four types of revenue: freight (company and owner operator), brokerage, logistics and fuel surcharge. Freight revenue is generated by hauling freight for the Company’s customers using its tractors or its owner-operators’ equipment. Generally, the Company’s customers pay for its services based on the number of miles in the most direct route between pick-up and delivery locations and other ancillary services the Company provides. However, in certain markets, freight rates are often based on a daily revenue rate, as opposed to mileage-based, and may also not always be the most direct route. Freight revenue is the product of the number of revenue-generating miles driven and the rate per mile the Company receives from customers plus assessorial charges, such as loading and unloading freight for its customers, cargo protection, fees for detaining its equipment or fees for route planning and supervision. Freight revenue is affected by fluctuations in North American economic activity as well as changes in specific customer demand, the level of capacity in the industry and driver availability.

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

Logistics revenue is generated from a range of services, including value-added warehousing, loading and unloading, preparation and packaging, fuel management, and other fleet management solutions. Logistics revenue is primarily driven by specific customer requirements for additional services and may fluctuate depending on customers’ utilization of these services due to changes in cargo specifications, delivery staging and fluctuations in North American economic activity.

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

Maintenance and tire expenses and cost of insurance and claims generally vary with the miles the Company travels but also have a controllable component based on safety improvements, fleet age, efficiency and other factors. The Company’s primary fixed costs are depreciation of long-term assets (such as tractors, trailers and terminals), interest expense on equipment and real estate term loans and finance lease liabilities, rent and non-driver compensation.

The Company’s fuel surcharge programs help to offset increases in fuel prices but typically do not offset empty miles, idle time and out of route miles driven. As discussed above under “Revenue,” its fuel surcharge programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue. Due to this time lag, the Company’s fuel expense, net of fuel surcharge, negatively impacts its operating income during periods of sharply rising fuel costs and positively impacts its operating income during periods of falling fuel costs. In general, due to the fuel surcharge programs, its operating income is less negatively affected by an environment with higher, stable fuel prices than an environment with lower fuel prices. In addition to its fuel surcharge programs, the Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures in addition to excellent relationships or partnerships with fuel providers as well as optimizing fuel purchasing wherever possible within network fuel. Also, the Company has arrangements with some of its significant fuel suppliers to buy the majority of its fuel at contracted pricing schedules that fluctuate with the market price of diesel fuel. The Company has not used derivatives as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

Income from Operations

Differences in the mix of drivers and assets between the segments impact the proportion of operating income as a percentage of revenue. The Flatbed Solutions segment has historically had a proportionately higher operating income as a percentage of revenue when compared to the Specialized Solutions segment because certain operating expenses in the Specialized Solutions segment are proportionately greater. For example, the Specialized Solutions segment drivers, who typically are required to have a higher level of training and expertise, generally receive a higher driver pay per total mile than Flatbed Solutions segment drivers. The larger percentage of Company drivers in the Specialized Solutions segment also results in a greater percentage of fuel expense and operations and maintenance expense relative to our Flatbed Solutions segment, each of which is impacted by the miles per gallon realized with company equipment and the number of miles driven by Company drivers. Similarly, the Specialized Solutions segment had higher depreciation and amortization expense primarily due to the increase in company-owned vehicles. However, in 2022, the Specialized Solutions segment had a slightly higher operating income as a percentage of revenue when compared to the Flatbed Solutions segment, primarily due to the larger increases in rate per mile experienced in the Specialized Solutions segment, as rates in the Flatbed Solutions segment experienced a softening, which has negatively impacted that segment's operating results in the midst of historic inflationary cost headwinds. In addition, in 2020, the Specialized Solutions segment had a higher operating income as a percentage of revenue when compared to the Flatbed Solutions segment, primarily due to contributions from operational integrations and business improvement plans, and by strong wind energy and high security cargo revenues and margins in the Specialized Solutions segment.

Results of Operations

During the fourth quarter of 2022, the Company began reporting segment results to its chief operating decision maker with intersegment revenues and expenses eliminated at the applicable reportable segment level, as well as corporate costs allocated to its two reportable segments based upon respective reportable segment revenue. Previously, the Company had disclosed a corporate segment, which was not an operating segment and included acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations. As a result of this change, the Company has presented the tables and discussions below reflecting this new allocation.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the years ended December 31, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Year Ended December 31,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$650.3	36.7%	$629.7	40.4%	$20.6	3.3%
Owner operator freight	509.9	28.8	486.5	31.3	23.4	4.8
Brokerage	321.2	18.1	269.0	17.3	52.2	19.4
Logistics	53.8	3.0	39.2	2.5	14.6	37.2
Fuel surcharge	238.1	13.4	132.4	8.5	105.7	79.8
Total revenue	$1,773.3	100.0%	$1,556.8	100.0%	$216.5	13.9%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$402.4	22.7%	$378.3	24.3%	$24.1	6.4%
Fuel	159.6	9.0	107.3	6.9	52.3	48.7
Operations and maintenance	162.5	9.2	147.8	9.5	14.7	9.9
Purchased freight	698.0	39.4	598.5	38.4	99.5	16.6
Administrative	72.4	4.1	64.7	4.2	7.7	11.9
Taxes and licenses	15.9	0.9	14.8	1.0	1.1	7.4
Insurance and claims	76.7	4.3	61.3	3.9	15.4	25.1
Acquisition-related transaction expenses	3.8	0.2	—	—	3.8	100.0
Depreciation and amortization	92.8	5.2	88.1	5.7	4.7	5.3
Gain on disposition of revenue property and equipment	(21.0)	(1.2)	(17.1)	(1.1)	(3.9)	22.8
Impairment	9.4	0.5	—	—	9.4	100.0
Restructuring charges	2.4	0.1	0.3	—	2.1	700.0
Total operating expenses	$1,674.9	94.5%	$1,444.0	92.8%	$230.9	16.0%

INCOME FROM OPERATIONS	$98.4	5.5%	$112.8	7.2%	$(14.4)	(12.8)%

Other expense:
Interest income	$(2.8)	(0.2)%	$(0.3)	—%	$(2.5)	833.3%
Interest expense	35.4	2.0	33.5	2.2	1.9	5.7
Change in fair value of warrant liability	(4.7)	(0.3)	(1.6)	(0.1)	(3.1)	193.8
Other	0.7	—	(0.8)	(0.1)	1.5	(187.5)
Total other expense	$28.6	1.6%	$30.8	2.0%	$(2.2)	(7.1)%

Income before income taxes	69.8	3.9%	82.0	5.3%	(12.2)	(14.9)%
Income tax expense	19.6	1.1	26.0	1.7	(6.4)	(24.6)
Net income	$50.2	2.8%	$56.0	3.6%	$(5.8)	(10.4)%

OPERATING STATISTICS:
Company miles	211.8		222.6		(10.8)	(4.9)%
Owner operator miles	169.3		182.9		(13.6)	(7.4)
Total miles (in millions)	381.1		405.5		(24.4)	(6.0)%

Rate per mile	$3.04		$2.75		$0.29	10.5%
Revenue per tractor	$244,400		$231,900		$12,500	5.4%

Company owned tractors, at year-end	2,971		2,623		348	13.3%
Owner operator tractors, at year-end	2,011		2,074		(63)	(3.0)
Number of trailers, at year-end	10,723		11,266		(543)	(4.8)%

Company owned tractors, average for the period	2,707		2,715		(8)	(0.3)%
Owner operator tractors, average for the period	2,041		2,099		(58)	(2.8)
Total tractors, average for the period	4,748		4,814		(66)	(1.4)%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s Specialized Solutions segment, for the years ended December 31, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$483.1	48.1%	$453.1	52.2%	$30.0	6.6%
Owner operator freight	180.7	18.0	158.5	18.3	22.2	14.0
Brokerage	168.7	16.8	156.8	18.1	11.9	7.6
Logistics	49.7	4.9	34.3	4.0	15.4	44.9
Fuel surcharge	122.1	12.2	64.1	7.4	58.0	90.5
Total revenue	$1,004.3	100.0%	$866.8	100.0%	$137.5	15.9%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$275.7	27.5%	$252.4	29.1%	$23.3	9.2%
Fuel	115.4	11.5	73.8	8.5	41.6	56.4
Operations and maintenance	117.3	11.7	105.8	12.2	11.5	10.9
Purchased freight	284.1	28.3	246.7	28.5	37.4	15.2
Depreciation and amortization	52.4	5.2	52.4	6.0	—	—
Impairment	9.4	0.9	—	—	9.4	100.0
Restructuring charges	1.4	0.1	0.3	—	1.1	366.7
Other operating expenses	89.3	8.9	75.9	8.8	13.4	17.7
Total operating expenses	$945.0	94.1%	$807.3	93.1%	$137.7	17.1%

INCOME FROM OPERATIONS	$59.3	5.9%	$59.5	6.9%	$(0.2)	(0.3)%

OPERATING STATISTICS:
Company miles	148.0		148.1		(0.1)	(0.1)%
Owner operator miles	41.0		47.6		(6.6)	(13.9)
Total miles (in millions)	189.0		195.7		(6.7)	(3.4)%

Rate per mile	$3.51		$3.13		$0.38	12.1%
Revenue per tractor	$279,800		$258,000		$21,800	8.4%

Company owned tractors, at year-end	2,067		1,819		248	13.6%
Owner operator tractors, at year-end	448		507		(59)	(11.6)
Number of trailers, at year-end	6,775		7,059		(284)	(4.0)%

Company owned tractors, average for the period	1,912		1,863		49	2.6%
Owner operator tractors, average for the period	460		508		(48)	(9.4)
Total tractors, average for the period	2,372		2,371		1	—%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s Flatbed Solutions segment, for the years ended December 31, 2022 and 2021, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Year Ended December 31,
	2022		2021		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$167.2	21.8%	$176.6	25.6%	$(9.4)	(5.3)%
Owner operator freight	329.2	42.8	328.0	47.5	1.2	0.4
Brokerage	152.5	19.8	112.2	16.3	40.3	35.9
Logistics	4.1	0.5	4.9	0.7	(0.8)	(16.3)
Fuel surcharge	116.0	15.1	68.3	9.9	47.7	69.8
Total revenue	$769.0	100.0%	$690.0	100.0%	$79.0	11.4%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$126.7	16.5%	$125.9	18.2%	$0.8	0.6%
Fuel	44.2	5.7	33.5	4.9	10.7	31.9
Operations and maintenance	45.2	5.9	42.0	6.1	3.2	7.6
Purchased freight	413.9	53.8	351.8	51.0	62.1	17.7
Depreciation and amortization	40.4	5.3	35.7	5.2	4.7	13.2
Restructuring charges	1.0	0.1	—	—	1.0	100.0
Other operating expenses	58.5	7.6	47.8	6.9	10.7	22.4
Total operating expenses	$729.9	94.9%	$636.7	92.3%	$93.2	14.6%

INCOME FROM OPERATIONS	$39.1	5.1%	$53.3	7.7%	$(14.2)	(26.6)%

OPERATING STATISTICS:
Company miles	63.8		74.6		(10.8)	(14.5)%
Owner operator miles	128.3		135.3		(7.0)	(5.2)
Total miles (in millions)	192.1		209.9		(17.8)	(8.5)%

Rate per mile	$2.58		$2.40		$0.18	7.5%
Revenue per tractor	$208,900		$206,500		$2,400	1.2%

Company owned tractors, at year-end	904		804		100	12.4%
Owner operator tractors, at year-end	1,563		1,567		(4)	(0.3)
Number of trailers, at year-end	3,948		4,207		(259)	(6.2)%

Company owned tractors, average for the period	795		852		(57)	(6.7)%
Owner operator tractors, average for the period	1,581		1,591		(10)	(0.6)
Total tractors, average for the period	2,376		2,443		(67)	(2.7)%

Revenue. Total revenue increased 13.9% for the year ended December 31, 2022, as compared to the same period in 2021. Outperformance in the high-security cargo end market, where revenue grew nearly 50% from 2021, followed by significant growth in construction, manufacturing, and agriculture end markets, was partially offset by declines in the renewable energy end market. In addition, our acquisition of SJ Transportation during the first quarter of 2022 contributed $22.9 million, or 10.6%, of total revenue growth. As compared to 2021, the Company achieved increases of 10.5% in rate per mile and 5.4% in revenue per tractor. Furthermore, the Company’s asset-right strategy delivered growth across all components—company, owner operator, brokerage, and logistics. These increases were partially offset by a 6.0% decrease in total miles driven.

The Company’s Specialized Solutions segment’s revenue increased 15.9% for the year ended December 31, 2022, as compared to the same period in 2021, accounting for nearly 65% of the Company’s total revenue growth. Strong demand in the high-security cargo, agriculture, aerospace, and construction end markets outperformed demand degradation in the renewable energy end market. In addition, our acquisition of SJ Transportation during the first quarter of 2022 contributed $22.9 million, or 16.7%, of Specialized Solutions segment revenue growth. Focused commercial execution resulted in an increase of 12.1% in rate per mile and 8.4% in revenue per tractor, on flat Company miles versus 2021. Company freight increased 6.6% for the year ended December 31, 2022 as compared to the same period in 2021 due to an 6.7% increase in company rate per mile. Owner operator freight increased 14.0% due to a 32.4% increase in owner operator rate per mile, partially offset by a 13.9% decrease in miles driven primarily due to a 9.4% decrease in average owner operator tractors. Brokerage revenue increased 7.6% for the year ended December 31, 2022 as compared to the same period in 2021. This segment experienced a drop in brokerage volumes tied to wind activity, which was mostly offset by the increase in loads tied to capturing excess freight volumes, for which the Company was unable to utilize company owned-assets. This resulted in total brokerage loads dropping 2% while brokerage revenue per load was up 10% due to higher rates during the year ended December 31, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 90.5% for the year ended December 31, 2022 as compared to the same period in 2021 due to increased fuel costs that triggered higher fuel surcharges to our customers.

The Company’s Flatbed Solutions segment’s revenue increased 11.4% for the year ended December 31, 2022, as compared to the same period in 2021. Strength primarily in the construction, manufacturing, and agriculture end markets outpaced steel end market declines. Compared to the prior year, rate per mile increased 7.5% and miles declined 8.5%, resulting in revenue per tractor growth of 1.2%. The Company deployed company-owned assets into end-markets that showed strength, partially mitigating the impact of inflationary pressures and lower productivity. As such, some of the excess volumes, for which the Company was unable to utilize company-owned assets, were strategically captured through our brokerage service offering. In addition, during the year ended December 31, 2022, we experienced delays in receiving new equipment due to supply chain disruptions, and as such, the Company utilized our brokerage service offering to capture excess volumes. This resulted in a 35.9% increase in brokerage revenue for the year ended December 31, 2022 as compared to the same period in 2021. In this segment, total brokerage loads were up 12% and the brokerage revenue per load was up 21% due to higher rates during the year ended December 31, 2022 as compared to the same period in 2021. Fuel surcharge revenue increased 69.8% due to increased fuel costs that triggered higher fuel surcharges to our customers. Owner operator freight was generally consistent compared to the same period in 2021. Company freight revenue decreased 5.3% due to supply chain delays in receiving and seating new revenue equipment and softening in the overall flatbed freight market which led to a 14.5% decrease in miles, partially offset by a 10.7% increase in rate per mile.

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

Salaries, wages and employee benefits expense increased 6.4% for the year ended December 31, 2022, as compared to the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to higher driver pay in the Specialized Solutions segment, increased health insurance claims, and increased employee headcount related to the expansion of corporate functions in legal, accounting and safety departments, partially offset by decreased accrued bonuses. Salaries, wages and employee benefits expense, as a percentage of company freight revenue, increased 1.8% for the year ended December 31, 2022, as compared to the same period in 2021.

The Company’s Specialized Solutions segment increased 9.2% in salaries, wages and employee benefits expense for the year ended December 31, 2022, as compared to the same period in 2021, primarily a result of higher driver and non-driver pay and increased health insurance claims. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions company freight revenue, increased 1.4% for the year ended December 31, 2022, as compared to the same period in 2021.

The Company’s Flatbed Solutions segment's salaries, wages and employee benefits expense for the year ended December 31, 2022, was generally consistent compared to the same period in 2021. However, the Company's Flatbed Solutions segment experienced an 18% increase in driver pay per mile, which was partially offset by a 14.5% decrease in company miles driven. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions company freight revenue, increased 4.5% for the year ended December 31, 2022, as compared to the same period in 2021.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total consolidated fuel expense increased 48.7% for the year ended December 31, 2022, as compared to the same period in 2021. Total fuel expense for the Specialized Solutions segment increased 56.4% for the year ended December 31, 2022, as compared to the same period in 2021. Total fuel expense for the Flatbed Solutions segment increased 31.9% for the year ended December 31, 2022, as compared to the same period in 2021. These increases were primarily due to a 51.8% increase in fuel prices, partially offset by an 4.9% decrease in Company miles driven for the year ended December 31, 2022, as compared to the same period in 2021. Company miles driven in our Specialized Solutions segment decreased 0.1% for the year ended December 31, 2022, as compared to the same period in 2021. Company miles driven in our Flatbed Solutions segment decreased 14.5% for the year ended December 31, 2022, as compared to the same period in 2021.

Operations and Maintenance. Operations and maintenance expense consists primarily of ordinary vehicle repairs and maintenance, operating lease cost for revenue equipment, costs associated with preparing tractors and trailers for sale or trade-in, driver recruiting, training and safety costs, permitting and pilot car fees, communications, and other general operations expenses. Operations and maintenance expense is primarily affected by the age of company-owned tractors and trailers, the number of miles driven in a period and driver turnover.

Operations and maintenance expense increased 9.9% for the year ended December 31, 2022, as compared to the same period in 2021 due to an increase of $9.2 million in maintenance costs such as repairs and tires and $2.0 million in operation costs such as pilot car and permit fees, offset partially by a decrease of $3.5 million in other operations expenses. Operations and maintenance expense in our Specialized Solutions segment increased 10.9% for the year ended December 31, 2022, as compared to the same period in 2021 due to an increase of $6.8 million in maintenance expense such as repairs and tires, $2.3 million in operation costs such as pilot car and permit fees and $2.4 million in other operations expenses. Operations and maintenance expense in our Flatbed Solutions segment increased 7.6% for the year ended December 31, 2022, as compared to the same period in 2021 due to an increase of $2.4 million in maintenance and upkeep of tractors and trailers and $1.2 million in other operations costs, partially offset by $0.4 million decrease in pilot car and permit fees. In addition, there were fewer tractors, which helped reduce the overall operations and maintenance expense. Operations and maintenance expense, as a percentage of revenue (excluding brokerage revenue), decreased 0.3% for the year ended December 31, 2022, as compared to the same period in 2021.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 16.6% for the year ended December 31, 2022, as compared to the same period in 2021. Purchased freight expense from owner operators decreased $11.8 million for the year ended December 31, 2022, as compared to the same period in 2021 as a result of a 7.4% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $111.3 million for the year ended December 31, 2022, as compared to the same period in 2021, as a result of an increase in utilization of third-party capacity providers. As mentioned above, there was also an increase in the cost of diesel fuel during the year ended December 31, 2022 as compared to the same period in 2021. Purchased freight expense, as a percentage of consolidated revenue, for the year ended December 31, 2022, increased 1.0%, as compared to the same period in 2021.

The Company’s Specialized Solutions segment’s purchased freight expense increased 15.2% for the year ended December 31, 2022, as compared to the same period in 2021. Purchased freight expense from owner operators increased $7.5 million for the year ended December 31, 2022, as compared to the same period in 2021, as a result of a 32.4% increase in owner operators' rate, partially offset by a 13.9% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $29.9 million for the year ended December 31, 2022, as compared to the same period in 2021, as a result of a change in the mix of freight, which resulted in a higher payout margin. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the year ended December 31, 2022 decreased 0.2%, as compared to the same period in 2021.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 17.7% for the year ended December 31, 2022, as compared to the same period in 2021. Purchased freight expense from owner-operators decreased $19.2 million for the year ended December 31, 2022, as compared to the same period in 2021, as a result of a 5.2% decrease in owner operators’ miles driven. Purchased freight expense from third-party capacity providers increased $81.3 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily as a result of increased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the year ended December 31, 2022, increased 2.8%, as compared to the same period in 2021.

Administrative. Administrative expense consists of operating lease cost for real estate, professional fees, sales and marketing, and other expenses that are not directly associated with the Company’s fleet services. Administrative expense increased 11.9% for the year ended December 31, 2022, as compared to the same period in 2021 as a result of increased business transformation costs. Administrative expense, as a percentage of revenue, was generally consistent with the same period in 2021.

Insurance and Claims.  Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense increased 25.1% for the year ended December 31, 2022, as compared to the same period in 2021. Claims increased $9.1 million primarily due to the development of claims in excess of the Company’s self-insured retention. The Company also recorded an $11.2 million increase in incurred but not recorded claims. These increases were partially offset by a $4.8 million decrease in certain insurance premiums.

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

Depreciation and amortization expense increased 5.3% for the year ended December 31, 2022, as compared to the same period in 2021 as a result of recent revenue equipment additions in the Flatbed Solutions segment. The Company’s Specialized Solutions segment’s depreciation and amortization expense for the year ended December 31, 2022, was generally consistent compared to the same period in 2021. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 13.2% for the year ended December 31, 2022, as compared to the same period in 2021 as a result of recent revenue equipment additions.

Impairment. The Company’s Specialized Solutions segment’s impairment expense was $9.4 million consisting of $5.7 million related to goodwill, $3.5 million related to trade name intangibles, and $0.2 million related to customer relationships intangibles for the year ended December 31, 2022. This was primarily related to entities within the Company’s Specialized Solutions segment that had been integrated into other operating segments as part of the Plan. The Company’s Specialized Solutions segment had no impairment expense for year ended December 31, 2021. The Company’s Flatbed Solutions segment had no impairment expense for the year ended December 31, 2022 and 2021.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense increased 5.7% for the year ended December 31, 2022, as compared to the same period in 2021. This increase was primarily attributable to higher interest rates on the Replacement Term Loans and Equipment Term Loans. Change in fair value of warrant liability was a gain of $4.7 million for the year ended December 31, 2022, compared to a gain of $1.6 million for the same period in 2021. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. The Company’s common stock purchase warrants expired in February 2022 and are no longer exercisable.

Income Tax.  Income tax expense was $19.6 million for the year ended December 31, 2022, compared to income tax expense of $26.0 million for the same period in 2021. The effective tax rate was 28.1% for the year ended December 31, 2022, compared to 31.7% for the same period in 2021. The decrease in the effective tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to the impact of an internal restructuring initiative on state income taxes.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the years ended December 31, 2021 and 2020, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Year Ended December 31,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$629.7	40.4%	$676.8	46.5%	$(47.1)	(7.0)%
Owner operator freight	486.5	31.3	408.9	28.1	77.6	19.0
Brokerage	269.0	17.3	234.3	16.1	34.7	14.8
Logistics	39.2	2.5	37.4	2.6	1.8	4.8
Fuel surcharge	132.4	8.5	96.7	6.7	35.7	36.9
Total revenue	$1,556.8	100.0%	$1,454.1	100.0%	$102.7	7.1%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$378.3	24.3%	$399.4	27.5%	$(21.1)	(5.3)%
Fuel	107.3	6.9	87.3	6.0	20.0	22.9
Operations and maintenance	147.8	9.5	172.7	11.9	(24.9)	(14.4)
Purchased freight	598.5	38.4	491.4	33.8	107.1	21.8
Administrative	64.7	4.2	68.3	4.7	(3.6)	(5.3)
Taxes and licenses	14.8	1.0	16.4	1.1	(1.6)	(9.8)
Insurance and claims	61.3	3.9	66.9	4.6	(5.6)	(8.4)
Depreciation and amortization	88.1	5.7	98.3	6.8	(10.2)	(10.4)
Gain on disposition of revenue property and equipment	(17.1)	(1.1)	(6.9)	(0.5)	(10.2)	147.8
Impairment	—	—	15.4	1.1	(15.4)	(100.0)
Restructuring charges	0.3	—	9.5	0.7	(9.2)	(96.8)
Total operating expenses	$1,444.0	92.8%	$1,418.7	97.6%	$25.3	1.8%

INCOME FROM OPERATIONS	$112.8	7.2%	$35.4	2.4%	$77.4	218.6%

Other expense:
Interest income	$(0.3)	—%	$(0.6)	—%	0.3	(50.0)%
Interest expense	33.5	2.2	44.9	3.1	(11.4)	(25.4)
Change in fair value of warrant liability	(1.6)	(0.1)	2.1	0.1	(3.7)	(176.2)
Other	(0.8)	(0.1)	(14.9)	(1.0)	14.1	(94.6)
Total other expense	$30.8	2.0%	$31.5	2.2%	$(0.7)	(2.2)%

Income before income taxes	82.0	5.3%	3.9	0.3%	78.1	2,002.6%
Income tax expense	26.0	1.7	(0.2)	—	26.2	(13,100.0)
Net income	$56.0	3.6%	$4.1	0.3%	$51.9	1,265.9%

OPERATING STATISTICS:
Company miles	222.6		251.5		(28.9)	(11.5)%
Owner operator miles	182.9		191.3		(8.4)	(4.4)
Total miles (in millions)	405.5		442.8		(37.3)	(8.4)%

Rate per mile	$2.75		$2.45		$0.30	12.2%
Revenue per tractor	$231,900		$194,500		$37,400	19.2%

Company owned tractors, at quarter-end	2,623		2,953		(330)	(11.2)%
Owner operator tractors, at quarter-end	2,074		2,099		(25)	(1.2)
Number of trailers, at quarter-end	11,266		11,579		(313)	(2.7)%

Company owned tractors, average for the period	2,715		3,373		(658)	(19.5)%
Owner operator tractors, average for the period	2,099		2,208		(109)	(4.9)
Total tractors, average for the period	4,814		5,581		(767)	(13.7)%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s Specialized Solutions segment, for the years ended December 31, 2021 and 2020, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$453.1	52.2%	$488.8	55.5%	$(35.7)	(7.3)%
Owner operator freight	158.5	18.3	149.4	16.9	9.1	6.1
Brokerage	156.8	18.1	164.0	18.6	(7.2)	(4.4)
Logistics	34.3	4.0	34.5	3.9	(0.2)	(0.6)
Fuel surcharge	64.1	7.4	45.1	5.1	19.0	42.1
Total revenue	$866.8	100.0%	$881.8	100.0%	$(15.0)	(1.7)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$252.4	29.1%	$267.3	30.3%	$(14.9)	(5.6)%
Fuel	73.8	8.5	56.2	6.4	17.6	31.3
Operations and maintenance	105.8	12.2	130.3	14.8	(24.5)	(18.8)
Purchased freight	246.7	28.5	233.4	26.5	13.3	5.7
Depreciation and amortization	52.4	6.0	59.6	6.8	(7.2)	(12.1)
Impairment	—	—	13.4	1.5	(13.4)	(100.0)
Restructuring charges	0.3	—	8.9	1.0	(8.6)	(96.6)
Other operating expenses	75.9	8.8	89.7	10.2	(13.8)	(15.4)
Total operating expenses	$807.3	93.1%	$858.8	97.4%	$(51.5)	(6.0)%

INCOME FROM OPERATIONS	$59.5	6.9%	$23.0	2.6%	$36.5	158.7%

OPERATING STATISTICS:
Company miles	148.1		155.2		(7.1)	(4.6)%
Owner operator miles	47.6		49.7		(2.1)	(4.2)
Total miles (in millions)	195.7		204.9		(9.2)	(4.5)%

Rate per mile	$3.13		$3.11		$0.02	0.6%
Revenue per tractor	$258,000		$220,900		$37,100	16.8%

Company owned tractors, at quarter-end	1,819		1,960		(141)	(7.2)%
Owner operator tractors, at quarter-end	507		501		6	1.2
Number of trailers, at quarter-end	7,059		7,324		(265)	(3.6)%

Company owned tractors, average for the period	1,863		2,255		(392)	(17.4)%
Owner operator tractors, average for the period	508		634		(126)	(19.9)
Total tractors, average for the period	2,371		2,889		(518)	(17.9)%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s Flatbed Solutions segment, for the years ended December 31, 2021 and 2020, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Year Ended December 31,
	2021		2020		Increase (Decrease)
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$176.6	25.6%	$188.0	32.9%	$(11.4)	(6.1)%
Owner operator freight	328.0	47.5	259.5	45.3	68.5	26.4
Brokerage	112.2	16.3	70.3	12.3	41.9	59.6
Logistics	4.9	0.7	2.9	0.5	2.0	69.0
Fuel surcharge	68.3	9.9	51.6	9.0	16.7	32.4
Total revenue	$690.0	100.0%	$572.3	100.0%	$117.7	20.6%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$125.9	18.2%	$132.1	23.1%	$(6.2)	(4.7)%
Fuel	33.5	4.9	31.1	5.4	2.4	7.7
Operations and maintenance	42.0	6.1	42.4	7.4	(0.4)	(0.9)
Purchased freight	351.8	51.0	258.0	45.1	93.8	36.4
Depreciation and amortization	35.7	5.2	38.7	6.8	(3.0)	(7.8)
Impairment	—	—	2.0	0.3	(2.0)	(100.0)
Restructuring charges	—	—	0.6	0.1	(0.6)	(100.0)
Other operating expenses	47.8	6.9	55.0	9.6	(7.2)	(13.1)
Total operating expenses	$636.7	92.3%	$559.9	97.8%	$76.8	13.7%

INCOME FROM OPERATIONS	$53.3	7.7%	$12.4	2.2%	$40.9	329.8%

OPERATING STATISTICS:
Company miles	74.6		96.3		(21.7)	(22.5)%
Owner operator miles	135.3		141.6		(6.3)	(4.4)
Total miles (in millions)	209.9		237.9		(28.0)	(11.8)%

Rate per mile	$2.40		$1.88		$0.52	27.7%
Revenue per tractor	$206,500		$166,200		$40,300	24.2%

Company owned tractors, at quarter-end	804		993		(189)	(19.0)%
Owner operator tractors, at quarter-end	1,567		1,598		(31)	(1.9)
Number of trailers, at quarter-end	4,207		4,255		(48)	(1.1)%

Company owned tractors, average for the period	852		1,118		(266)	(23.8)%
Owner operator tractors, average for the period	1,591		1,574		17	1.1
Total tractors, average for the period	2,443		2,692		(249)	(9.2)%

Revenue. Total revenue increased 7.1% for the year ended December 31, 2021, as compared to the same period in 2020. The exit of the Aveda operations, which was completed in the fourth quarter of 2020, resulted in a $51.7 million, or 3.6%, reduction in total revenue. The increase in total revenue was driven primarily by the redeployment of assets, the improvement in our brokerage service offering year-over-year, and capturing elevated freight rates in both of our operating segments and increased fuel surcharge revenues offset by the normalization of wind-related revenues in the Specialized Solutions segment in 2021 as compared to 2020. In addition, there was a 12.2% increase in rate per mile and an 8.4% decrease in total miles driven.

The Company’s Specialized Solutions segment’s revenue decreased 1.7% for the year ended December 31, 2021, as compared to the same period in 2020, driven primarily by the exit of the Aveda operations resulting in a $51.7 million reduction in the Specialized Solutions segment's revenue consisting of $40.0 million reduction in total freight revenue, $11.4 million reduction in brokerage revenue, and $0.3 million reduction in logistics revenue. The decrease was also due to the normalization of wind-related revenues in 2021 as compared to 2020, and was partially offset by a 42.1% increase in fuel surcharge due to increased fuel costs that led to higher fuel surcharges.

The Company’s Flatbed Solutions segment’s revenue increased 20.6% for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to increases in owner operator freight and brokerage revenue. The redeployment of assets into more favorable end markets resulted in increased brokerage revenue by 59.6%. The increase in fuel surcharge revenue was due to increased fuel costs that led to higher fuel surcharges. Owner operator freight increased 26.4% due to a 32.3% increase in owner operator rate per mile, partially offset by a 4.4% decrease in miles driven. Company freight revenue decreased 6.1% due to the downsizing of company tractors which led to a decrease in miles.

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

Salaries, wages and employee benefits expense decreased 5.3% for the year ended December 31, 2021, as compared to the same period in 2020. The decrease in salaries, wages and employee benefits expense was primarily due to lower driver pay due to the decrease in company miles and additional benefits from decreased employee headcount related to Project Synchronize. Salaries, wages and employee benefits expense, as a percentage of company freight revenue, increased 1.1% for the year ended December 31, 2021, as compared to the same period in 2020.

The Company’s Specialized Solutions segment had a 5.6% decrease in salaries, wages and employee benefits expense for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to lower driver pay due to the decrease in company miles and additional benefits from decreased employee headcount related to Project Synchronize. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions company freight revenue, increased 1.0% for the year ended December 31, 2021, as compared to the same period in 2020.

The Company’s Flatbed Solutions segment had a 4.7% decrease in salaries, wages and employee benefits expense for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to lower driver pay due to the decrease in company miles and additional benefits from decreased employee headcount related to Project Synchronize. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions company freight revenue, increased 1.0% for the year ended December 31, 2021, as compared to the same period in 2020.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total consolidated fuel expense increased 22.9% for the year ended December 31, 2021, as compared to the same period in 2020. Total fuel expense for the Specialized Solutions segment increased 31.3% for the year ended December 31, 2021, as compared to the same period in 2020. Total fuel expense for the Flatbed Solutions segment increased 7.7% for the year ended December 31, 2021, as compared to the same period in 2020. These increases were primarily due to a 28.9% increase in fuel prices, partially offset by an 11.5% decrease in Company miles driven for the year ended December 31, 2021, as compared to the same period in 2020. Company miles driven in our Specialized Solutions segment decreased 4.6% for the year ended December 31, 2021, as compared to the same period in 2020. Company miles driven in our Flatbed Solutions segment decreased 22.5% for the year ended December 31, 2021, as compared to the same period in 2020.

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

Operations and maintenance expense decreased 14.4% for the year ended December 31, 2021, as compared to the same period in 2020 due to a decrease of $5.8 million in maintenance costs such as repairs and tires, $18.4 million in operation costs such as pilot car and permit fees, and $0.7 million in other operations expenses. Operations and maintenance expense in our Specialized Solutions segment decreased 18.8% for the year ended December 31, 2021, as compared to the same period in 2020 due to a decrease of $5.2 million in maintenance expense such as repairs and tires due to a reduction of tractors and trailers in the Company’s fleet, a decrease of $18.3 million in operation costs such as pilot car and permit fees and a decrease of $1.0 million in other operations expenses. These expenses were lower in 2021 compared to 2020 primarily due to the record wind activity we experienced in 2020 that was lower in 2021. Operations and maintenance expense in our Flatbed Solutions segment was generally consistent for the year ended December 31, 2021, as compared to the same period in 2020. Operations and maintenance expense, as a percentage of revenue (excluding brokerage revenue), decreased 2.7% for the year ended December 31, 2021, as compared to the same period in 2020.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense increased 21.8% for the year ended December 31, 2021, as compared to the same period in 2020. Purchased freight expense from owner operators increased $69.2 million for the year ended December 31, 2021, as compared to the same period in 2020 as a result of a 24.4% increase in owner operators' rate, partially offset by a 4.4% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $37.9 million for the year ended December 31, 2021, as compared to the same period in 2020, as a result of an increase in utilization of third-party capacity providers in the Company's Flatbed Solutions segment. Purchased freight expense, as a percentage of consolidated revenue, for the year ended December 31, 2021, increased 4.6%, as compared to the same period in 2020.

The Company’s Specialized Solutions segment’s purchased freight expense increased 5.7% for the year ended December 31, 2021, as compared to the same period in 2020. Purchased freight expense from owner operators increased $8.6 million for the year ended December 31, 2021, as compared to the same period in 2020, as a result of a 10.8% increase in owner operators' rate, partially offset by a 4.2% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $4.7 million for the year ended December 31, 2021, as compared to the same period in 2020, as a result of a decrease in utilization of third-party capacity providers. The Company had utilized third-party capacity providers for excess wind volumes in 2020 that was lower in 2021. Other operating companies within the Specialized Solutions segment had an increase in brokerage which partially offset this decrease due to the normalization of wind. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the year ended December 31, 2021 increased 2.0%, as compared to the same period in 2020.

The Company’s Flatbed Solutions segment’s purchased freight expense increased 36.4% for the year ended December 31, 2021, as compared to the same period in 2020. Purchased freight expense from owner-operators increased $60.6 million for the year ended December 31, 2021, as compared to the same period in 2020, as a result of a 32.3% increase in owner operators’ rate, partially offset by a 4.4% decrease in owner operators’ miles driven. Purchased freight expense from third-party capacity providers increased $33.2 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily as a result of increased utilization of third-party capacity providers. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the year ended December 31, 2021, increased 5.9%, as compared to the same period in 2020.

Administrative. Administrative expense consists of operating lease cost for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense decreased 3.6% for the year ended December 31, 2021, as compared to the same period in 2020 as a result of cost reduction initiatives. Administrative expense, as a percentage of revenue, was generally consistent with the same period in 2020.

Insurance and Claims.  Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense decreased 8.4% for the year ended December 31, 2021, as compared to the same period in 2020 due to decreases in insurance claims and premiums. Insurance and claims, as a percentage of revenue, for the year ended December 31, 2021, decreased 0.7% compared to the same period in 2020.

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

Depreciation and amortization expense decreased 10.4% for the year ended December 31, 2021, as compared to the same period in 2020 as a result of a 19.5% decrease in average tractor count in the Company’s fleet. The Company’s Specialized Solutions segment’s depreciation and amortization expense decreased 12.1% for the year ended December 31, 2021, as compared to the same period in 2020 as a result of a 17.9% decrease in average tractor count in the segment’s fleet. The Company’s Flatbed Solutions segment’s depreciation and amortization expense decreased 7.8% for the year ended December 31, 2021, as compared to the same period in 2020 as a result of a 9.2% decrease in average tractor count in the segment’s fleet.

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

Other (Income) Expense. Interest expense consists of cash interest, amortization of related issuance costs and fees and prepayment penalties. Interest expense decreased 25.4% for the year ended December 31, 2021, as compared to the same period in 2020. This decrease was primarily attributable to lower interest rates achieved through the successful refinancing of our Term Loan Facility and decreases in the balance outstanding on the Term Loan Facility. Change in fair value of warrant liability was a gain of $1.6 million for the year ended December 31, 2021, compared to a loss of $2.1 million for the same period in 2020. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level 1 and Level 3 inputs. Other income decreased $14.1 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to an arbitration settlement relating to the Aveda earnout liability, which resulted in a gain of $13.7 million during the fourth quarter of 2020.

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

Liquidity and Capital Resources and Capital Requirements

The Company had the following sources of liquidity available as of December 31, (in millions):

	2022	2021
Cash and cash equivalents	$153.4	$147.5
Availability under line of credit	110.9	107.8
Total	$264.3	$255.3

The Company’s primary sources of liquidity have been cash provided by operating activities, issuances of capital stock and borrowings under its credit facilities. The Company also receives cash from sales of equipment. As of December 31, 2022, the Company had no borrowings outstanding on the ABL Facility, $22.5 million in outstanding letters of credit (discussed below), with $110.9 million available under the ABL Facility, based on current qualified collateral.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. On September 30, 2022, the Company announced that the Board of Directors has authorized the repurchase of up to $40.0 million of the Company’s outstanding common stock (the 2022 Stock Repurchase Program). Shares are effectively retired at the time of purchase. As of December 31, 2022, the Company had purchased 803,554 shares at a weighted average price of $6.05 per share under the 2022 Stock Repurchase Program, therefore approximately $35.1 million may yet be purchased under the 2022 Stock Repurchase Program. On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock, of which all 3,000,000 shares were repurchased by the Company during 2021 for approximately $20.4 million in cash.

On November 10, 2022, the Company entered into the Founder's Repurchase to purchase 6,666,667 shares of common stock, par value $0.0001 per share, of the Company in exchange for $40.0 million in cash and 11,266,058 shares of common stock of the Company in exchange for 20,000 shares of Series B-1 Perpetual Preferred Stock, par value $0.0001 per share, of the Company and 47,597 shares of Series B-2 Perpetual Preferred Stock, par value $0.0001 per share, of the Company.

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

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business. Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash used by property and equipment purchases and sales of $1.2 million and financed $145.3 million of non-cash capital expenditures for the year ended December 31, 2022.

Total property and equipment additions for the year ended December 31, 2022 and 2021 are shown below (in millions):

	Year Ended December 31,
	2022	2021
Net cash capital expenditures (receipts)	$1.2	$(4.9)
Property and equipment acquired with debt or finance lease obligations	145.3	64.7
Property and equipment sold for notes receivable	—	(0.5)
Total net property and equipment additions	$146.5	$59.3

Total net property and equipment additions increased due to some improvements in the still-recovering supply chain, which had previously made it difficult to obtain all the new revenue equipment planned for in 2021. In addition, there was a decrease in equipment sale proceeds due to timing of the Company's replacement cycle for revenue equipment.

Additionally, the Company entered into operating leases for revenue equipment with terms of one year to five years and real property with terms of one to twenty years having asset values at lease inception of $18.7 million and $17.3 million, respectively, for the year ended December 31, 2022.

The Company currently estimates its 2023 total net property and equipment additions to be $145 million to $155 million, including approximately $40 million to $45 million net cash capital expenditures and the remainder acquired with debt or finance lease obligations. This estimate includes approximately $20 million in net property and equipment additions that were originally planned for 2022, but were delayed due to the still-recovering supply chain.

Cash Flows

The Company’s summary statements of cash flows information for the year ended December 31, 2022 and 2021 is set forth in the table below (in millions). For information regarding the Company’s cash flows for the year ended December 31, 2020, including comparisons to cash flows for the year ended December 31, 2021, see the “Cash Flows” section under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$137.0	$144.7
Net cash (used in) provided by investing activities	$(20.3)	$4.9
Net cash used in financing activities	$(111.4)	$(178.2)

Operating Activities.  Cash provided by operating activities was $137.0 million during the year ended December 31, 2022 and consisted of $50.2 million of net income plus $100.9 million of non-cash items, consisting primarily of depreciation, amortization, stock-based compensation, gain on disposition of property and equipment and impairment, offset by $14.1 million of net cash used in working capital and other activities. Cash used in working capital and other activities during the year ended December 31, 2022 reflect an increase of $4.7 million in accounts receivable, an increase of $2.6 million in drivers’ advances and other receivables, and an increase of $13.1 million in other current assets, partially offset by an increase of $6.2 million in accrued expenses and other liabilities and an increase of $0.1 million in accounts payable.

The $7.7 million decrease in cash provided by operating activities during the year ended December 31, 2022, as compared with the year ended December 31, 2021, was primarily the result of a $5.8 million reduction to net income, decreases in net cash provided by working capital of $6.7 million and increases in non-cash items of $4.8 million.

Investing Activities. Cash flows from investing activities decreased $25.2 million during the year ended December 31, 2022, as compared to same period in 2021. This change is primarily due to a $19.1 million cash payment for the SJ Transportation acquisition, a decrease of $11.6 million in cash equipment purchases, and a decrease of $17.7 million in cash receipts from sales of property and equipment for the year ended December 31, 2022.

Total net cash capital expenditures (receipts) for the year ended December 31, 2022 and 2021 are shown below (in millions):

	Year Ended December 31,
	2022	2021
Revenue equipment (tractors, trailers and trailer accessories)	$27.8	$46.2
Buildings and building improvements	6.2	3.1
Other	8.1	4.4
Total cash capital expenditures	42.1	53.7
Less: Proceeds from sales of property and equipment	40.9	58.6
Net cash capital expenditures (receipts)	$1.2	$(4.9)

Financing Activities. Cash flows used in financing activities decreased from $178.2 million for the year ended December 31, 2021 to $111.4 million for the year ended December 31, 2022. This decrease was primarily a result of the $81.6 million decrease in net debt payments due to the refinance of the Term Loan Facility in the first quarter of 2021 offset by $44.9 million cash payments for the repurchase common stock. During 2021, the Company also repurchased 3,000,000 shares of the Company's common stock for $20.4 million. In addition, during the year ended December 31, 2022, we received $9.4 million in proceeds from warrant exercises compared to none in the same period in 2021.

Material Debt

As of December 31, 2022, the Company had the following material debt:

●	the Term Loan Facility and the ABL Facility;

●	equipment and real estate term loans; and

●	finance lease liabilities

The amounts outstanding under such agreements were as follows as of December 31, (in millions):

	2022	2021
Term Loan Facility	$393.0	$397.0
ABL Facility	—	—
Equipment and real estate term loans	249.1	169.0
Finance lease liabilities	25.0	28.5
Total debt and finance lease liabilities	667.1	594.5
Less current portion	(78.4)	(55.5)
Less unamortized deferred financing fees	(6.4)	(7.6)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$582.3	$531.4

See Note 9 and Note 2 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt and finance lease liabilities, respectively.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of December 31, 2022, the Company has (i) a $400.0 million senior secured term loan credit facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base). See Note 9 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility, including the March 9, 2021 Term Loan refinancing and the April 29, 2021 ABL Amendment.

As of December 31, 2022, the Company had $249.1 million of equipment and real estate loans and $25.0 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months. Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

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

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires it to make estimates and assumptions that impact the amounts reported in its consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. The Company evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions. The Company considers critical accounting estimates to be those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. The Company’s critical accounting estimates include the following:

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually on October 1 (or more frequently if events or circumstances indicate potential impairment) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance for such assets. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform quantitative goodwill and indefinite-lived impairment tests. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount.

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

For goodwill, the Company determines the fair value of a reporting unit using the discounted cash flow method (an income approach) and the guideline public company method (a market approach). Under the discounted cash flow method, the Company determines the fair value based on estimated cash flows of each reporting unit discounted to present value using risk-adjusted discount rates. Cash flow projections are determined by management. Under the guideline public company method, the Company determines the estimated fair value of each reporting unit by applying valuation multiples of comparable publicly-traded companies to each reporting unit's projected earnings before interest, taxes, depreciation and amortization (EBITDA). During 2022, the Company elected to bypass the qualitative analysis and prepared a quantitative analysis on two of its reporting units for goodwill. The key assumptions used in this analysis for the income approach was a discount rate of 11.5% and long-term growth rate of 3.0%. For the market approach, the key assumptions used were valuation multiples of comparable publicly-traded companies ranging from 3.4x to 5.8x and a multiple adjustment of 80.0%. As a result of the quantitative analysis, one reporting unit had estimated fair value of equity that exceeded the carrying value of equity by greater than 20%, and one reporting unit had estimated fair value of equity that exceeded the carrying value of equity by less than 20%.

For indefinite-lived intangible assets, the Company determines the fair value of the reporting unit using the relief-from-royalty method. The relief-from-royalty method (an income approach) was used to determine the fair value of the Company's trade names. Effectively, a royalty rate was applied to forecasted revenue to determine the amount of royalty payments a market participant would pay to use the trade name. This valuation approach involved two general steps: (1) Established an estimate of future cash flows associated with the asset being measured and (2) discounted those estimated future cash flows to present value. In addition, the calculations were tax-effected. During 2022, the Company elected to bypass a qualitative analysis and prepared a quantitative analysis on six of its reporting units for trade names. The key assumptions used in this analysis were a royalty rate ranging from 0.5% to 1.0%, EBITDA margins ranging from 8.0% to 19.8%, terminal growth rate of 3.0%, discount rate of 13.0% and capitalization rate of 10.0%. As a result of the quantitative analysis, the estimated fair value of each of the trade names exceeded its carrying value by greater than 20%.

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

Accrued Insurance and Claims

The Company uses a combination of purchased insurance, self-insurance, and captive group programs. The insurance provides for the cost of vehicle liability, cargo loss, damage, general liability, property, workers’ compensation claims and employee medical benefits. Self-insurance accruals relate primarily to vehicle liability, cargo damage, workers’ compensation and employee medical claims. The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not yet reported. A liability is recognized for the estimated cost of all self-insured claims, which includes individual case estimates plus actuarial estimates of loss development and incurred but not reported (IBNR) claims based on historical experience and industry loss development factors. The Company uses an actuarial method to develop currently known claim information to derive an estimate of the ultimate claim liability to account for estimated IBNR. The Company believes these methods are appropriate for measuring these highly judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

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

Recently Issued Accounting Pronouncements

Refer to Recently Issued Accounting Pronouncements on page F-15.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate exposure arising from the credit facilities and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $3.9 million. As of December 31, 2022 and December 31, 2021, the Company had outstanding approximately $393.0 million and $397.0 million, respectively, of variable rate borrowings that were not subject to interest rate swaps.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are required to be designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures should include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (CEO) and principal financial officer (CFO), as appropriate to allow timely decisions regarding required disclosures. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report, which appears in this Item of this Annual Report on this Form 10-K under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 23, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

3.3

Amended and Restated By-Laws of Daseke, Inc., effective as of November 15, 2022 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

3.4

Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.5

Certificate of Designations, Preferences, Rights and Limitations of Series B-1 Perpetual Redeemable Preferred Stock and Series B-2 Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 16, 2022).

3.6

Certificate of Amendment to Certificate of Designations of Preferences, Rights and Limitations of Series B-1 Perpetual Redeemable Preferred Stock and Series B-2 Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on November 16, 2022).

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

4.4*	Description of common stock.

10.1

Term Loan Agreement, dated as of February 27, 2017, amongst the registrant, HCAC Merger Sub, Inc. (which merger with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.), as borrower, certain financial institutions from time to time party thereto, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, UBS Securities LLC, and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.2

Amendment No. 1 to Term Loan Agreement, dated as of August 16, 2017, among Daseke Companies, Inc, Daseke, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed by the registrant on Form 8-K on August 22, 2017).

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

10.12

Share Repurchase Agreement, dated November 10, 2022, by and between the registrant, Don R. Daseke, Barbara Daseke and The Walden Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

10.13

Amendment No. 1 to Share Repurchase Agreement, dated November 14, 2022, by and between the registrant, Don R. Daseke, Barbara Daseke and The Walden Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

10.14+

Employment Agreement, dated as of August 2, 2021, by and between Jonathan Shepko and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by registrant on August 3, 2021).

10.15+

Employment Agreement, dated as of September 22, 2022, by and between Aaron Coley and the registrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on November 9, 2022).

10.16+

Employment Agreement, dated as of May 6, 2020, by and between Rick Williams and the registrant (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.17*+	Employment Agreement, dated as of April 28, 2020, by and between Soumit Roy and the registrant.

10.18+

Employment Agreement, dated as of April 20, 2020, by and between Jason Bates and the registrant (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.19+

Separation Agreement, dated as of September 22, 2022, by and between Jason Bates and the registrant (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the registrant on November 9, 2022).

10.20+

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

10.23+

Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 21, 2021).

10.24+

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

10.31+	Form of Non-Qualified Stock Option Award Agreement (commencing in 2020) (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on February 23, 2022).

10.32+	Form of Performance Stock Unit Award Agreement (commencing in 2020) (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed on February 23, 2022).

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

10.36+

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of the registrant (commencing in 2022) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on May 3, 2022).

10.37+

Performance Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.38+

Restricted Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.39+

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

DASEKE, INC.
(Registrant)

Date:	February 23, 2023	By:	/s/ Jonathan Shepko
Jonathan Shepko
Chief Executive Officer and Director (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

/s/ Jonathan Shepko	Chief Executive Officer and Director
Jonathan Shepko	(Principal Executive Officer)

/s/ Aaron Coley	Chief Financial Officer
Aaron Coley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chuck Serianni	Chairman of the Board
Chuck Serianni

/s/ Brian Bonner	Director
Brian Bonner

/s/ Bruce Blaise	Director
Bruce Blaise

/s/ Catharine Ellingsen	Director
Catharine Ellingsen

/s/ Grant Garbers	Director
Grant Garbers

/s/ Melendy Lovett	Director
Melendy Lovett

/s/ Ena Williams	Director
Ena Williams

Table of Contents1

DASEKE, INC.

Table of Contents2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment assessments – fair values of certain reporting units and trade names

As discussed in note 1 of the financial statements, goodwill and indefinite-lived intangible assets are tested by the Company’s management for impairment at least annually or more frequently if events or circumstances indicate potential impairment. Goodwill is tested for impairment at the reporting unit level. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform quantitative goodwill and indefinite-lived impairment tests. The Company may bypass the qualitative assessment in any period and proceed directly with a quantitative analysis. For the annual impairment testing date of October 1, 2022, management decided to prepare quantitative impairment analyses for certain reporting units and trade names. The Company engaged a third-party valuation specialist for the estimation of the fair values of these reporting units and trade names. Management estimates the fair values of reporting units using a combination of the income and market approaches and trade names using the income approach. We identified the estimation of the fair values of certain reporting units and trade names with aggregate carrying values of $37.0 million and $21.4 million, respectively, as a critical audit matter.

The principal consideration for our determination that the estimation of the fair values of these reporting units and trade names is a critical audit matter is that there was high estimation uncertainty due to significant judgments with respect to assumptions used to project the future cash flows, including revenue growth rates, EBITDA and EBITDA margins, as well as the discount rates, royalty rates, and the valuation methodologies applied by the third-party valuation specialist.

Table of Contents3

Our audit procedures related to the estimation of the fair value of the reporting units and trade names included the following, among others. We tested the effectiveness of internal controls relating to management’s review of the assumptions used to project future cash flows, the selection of appropriate discount rates and royalty rates, and the valuation methodologies applied by the third-party valuation specialist. In addition to testing the effectiveness of controls, we also performed the following:

•
Utilized an internal valuation specialist to evaluate:
o
the methodologies used and whether they were acceptable for the underlying assets or operations and applied correctly by performing independent calculations,
o
the reasonableness of the risk-adjusted discount rates by recalculating the weighted average cost of capital,
o
the reasonableness of selected royalty rates considering the external information used in developing management’s estimate,
o
the guideline public companies and transactions utilized by the Company by examining financial metrics of the comparable public companies and transactions within the industry and considering market participant guidance and perspective, and
o
the qualifications of the third-party valuation firm engaged by the Company based on their credentials and experience.
•
Tested the completeness and accuracy of underlying data used in the estimate.
•
Evaluated the reasonableness of the forecasted cash flows, including revenue growth rates, EBITDA, and EBITDA margins, by assessing the historical accuracy of management’s estimates and the reasonableness of assumptions used by management, including analyzing the sensitivity of changes in significant assumptions and the resulting impact to the estimated fair values.

Estimation of IBNR accrual for auto liability

As described further in note 1 to the financial statements, the Company records a liability for the self-insured portion of auto claims, which includes individual case estimates plus actuarial estimates of loss development and incurred but not reported (IBNR) claims based on historical experience and industry loss development factors. The Company utilized a third-party actuarial specialist to estimate the IBNR accrual for the self-insured portion of its auto liability. We identified the estimation of the IBNR accrual for auto liability as a critical audit matter.

The principal considerations for our determination that the estimation of the IBNR accrual for auto liability is a critical audit matter are(i) the significant judgment required by management and the actuarial specialist in the development of the estimate; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the actuarial specialist’s significant assumptions and methods used to develop the estimate; and (iii) the audit effort involved the use of our actuarial specialists with specialized skill and knowledge.

Our audit procedures related to the IBNR accrual included the following, among others. We tested the effectiveness of internal controls related to the IBNR accrual process, including management’s assessment of the assumptions and data underlying the IBNR accrual and the methodologies applied by the third-party actuarial specialist. In addition, we also performed the following:

•
Utilized professionals with specialized skills and knowledge to evaluate:
o
the methodologies applied and significant assumptions used in determining the IBNR accrual for auto liability,
o
the reasonableness of loss development factors used in the models for consistency with historical Company data and industry, regulatory, and company-specific trends, and
o
the reasonableness of the Company’s IBNR accrual for auto liability by comparing to an estimated range developed by us based on independently selected assumptions.
o
the qualifications of the third-party actuarial specialist engaged by the Company based on their credentials and experience.
•
Tested the completeness and accuracy of underlying claims data provided by management to the actuarial specialist.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas

February 23, 2023

Table of Contents4

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$153.4	$147.5
Accounts receivable, net of allowance of $2.3 and $2.1 at December 31, 2022 and 2021, respectively	179.0	172.3
Drivers’ advances and other receivables	7.9	7.7
Other current assets	37.9	22.6
Total current assets	378.2	350.1

Property and equipment, net	488.3	397.7
Intangible assets, net	80.6	86.9
Goodwill	137.3	140.1
Right-of-use assets	107.6	108.3
Other non-current assets	3.4	4.3
Total assets	$1,195.4	$1,087.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14.7	$14.7
Accrued expenses and other liabilities	44.9	43.9
Accrued payroll, benefits and related taxes	30.8	32.9
Accrued insurance and claims	40.6	26.8
Current portion of long-term debt	78.4	55.5
Warrant liability	—	4.7
Current operating lease liabilities	34.4	33.7
Total current liabilities	243.8	212.2

Line of credit	—	—
Long-term debt, net of current portion	582.3	531.4
Deferred tax liabilities	95.0	85.1
Non-current operating lease liabilities	79.6	81.1
Other non-current liabilities	1.7	1.6
Total liabilities	1,002.4	911.4

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, 10,000,000 total preferred shares authorized:
Series A convertible preferred stock, $0.0001 par value; 650,000 shares issued and outstanding with liquidation preference of $65.0 at December 31, 2022 and 2021	65.0	65.0
Series B perpetual preferred stock, $0.0001 par value; 67,597 shares issued and outstanding with liquidation preference of $67.6 at December 31, 2022	67.6	—
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 45,028,041 and 62,489,278 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in-capital	293.1	387.8
Accumulated deficit	(232.3)	(276.8)
Accumulated other comprehensive loss	(0.4)	—
Total stockholders’ equity	193.0	176.0
Total liabilities and stockholders’ equity	$1,195.4	$1,087.4

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents5

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In millions, except share and per share data)

	Year Ended
	December 31,
	2022	2021	2020
Revenues:
Company freight	$650.3	$629.7	$676.8
Owner operator freight	509.9	486.5	408.9
Brokerage	321.2	269.0	234.3
Logistics	53.8	39.2	37.4
Fuel surcharge	238.1	132.4	96.7
Total revenue	1,773.3	1,556.8	1,454.1

Operating expenses:
Salaries, wages and employee benefits	402.4	378.3	399.4
Fuel	159.6	107.3	87.3
Operations and maintenance	162.5	147.8	172.7
Purchased freight	698.0	598.5	491.4
Administrative	72.4	64.7	68.3
Taxes and licenses	15.9	14.8	16.4
Insurance and claims	76.7	61.3	66.9
Acquisition-related transaction expenses	3.8	—	—
Depreciation and amortization	92.8	88.1	98.3
Gain on disposition of property and equipment	(21.0)	(17.1)	(6.9)
Impairment	9.4	—	15.4
Restructuring charges	2.4	0.3	9.5
Total operating expenses	1,674.9	1,444.0	1,418.7
Income from operations	98.4	112.8	35.4

Other expense (income):
Interest income	(2.8)	(0.3)	(0.6)
Interest expense	35.4	33.5	44.9
Change in fair value of warrant liability	(4.7)	(1.6)	2.1
Other	0.7	(0.8)	(14.9)
Total other expense	28.6	30.8	31.5

Income before income taxes	69.8	82.0	3.9
Income tax expense (benefit)	19.6	26.0	(0.2)
Net income	50.2	56.0	4.1
Other comprehensive loss:
Foreign currency translation adjustments	(0.4)	—	0.4
Comprehensive income	$49.8	$56.0	$4.5

Net income	$50.2	$56.0	$4.1
Less dividends to Series A convertible preferred stockholders	(5.0)	(5.0)	(4.9)
Less dividends to Series B perpetual preferred stockholders	(0.7)	—	—
Net income (loss) attributable to common stockholders	$44.5	$51.0	$(0.8)
Earnings (loss) per common share:
Basic	$0.73	$0.79	$(0.01)
Diluted	$0.70	$0.77	$(0.01)
Weighted-average common shares outstanding:
Basic	60,459,451	63,744,456	64,775,275
Diluted	63,283,502	65,409,258	64,775,275
Dividends declared per Series A convertible preferred share	$7.63	$7.63	$7.63
Dividends declared per Series B perpetual preferred share	11.46	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents6

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2022, 2021 and 2020

(In millions, except share data)

	Series A Convertible		Series B Perpetual						Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional		Other
						Par	Paid- In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Loss	Total
Balance at January 1, 2020	650,000	$65.0	—	$—	64,589,075	$—	$396.9	$(327.0)	$(0.4)	$134.5
Exercise of warrants	—	—	—	—	1	—	—	—	—	—
Vesting of stock awards	—	—	—	—	434,098	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(4.9)	—	(4.9)
Stock-based compensation expense	—	—	—	—	—	—	4.8	—	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	0.4	0.4
Net income	—	—	—	—	—	—	—	4.1	—	4.1
Balance at December 31, 2020	650,000	$65.0	—	$—	65,023,174	$—	$401.6	$(327.8)	$—	$138.8
Exercise of stock options	—	—	—	—	157,545	—	0.5	—	—	0.5
Exercise of warrants	—	—	—	—	5	—	—	—	—	—
Vesting of stock awards	—	—	—	—	308,554	—	(1.9)	—	—	(1.9)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(5.0)	—	(5.0)
Common stock repurchased and retired	—	—	—	—	(3,000,000)	—	(20.4)	—	—	(20.4)
Stock-based compensation expense	—	—	—	—	—	—	8.0	—	—	8.0
Net income	—	—	—	—	—	—	—	56.0	—	56.0
Balance at December 31, 2021	650,000	$65.0	—	$—	62,489,278	$—	$387.8	$(276.8)	$—	$176.0
Exercise of stock options	—	—	—	—	91,425	—	0.8	—	—	0.8
Exercise of warrants	—	—	—	—	817,648	—	9.4	—	—	9.4
Vesting of stock awards	—	—	—	—	365,969	—	(1.1)	—	—	(1.1)
Series B perpetual preferred stock issuance	—	—	67,597	67.6	—	—	—	—	—	67.6
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(5.0)	—	(5.0)
Series B perpetual preferred stock dividend	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Common stock repurchased and retired	—	—	—	—	(18,736,279)	—	(112.5)	—	—	(112.5)
Stock-based compensation expense	—	—	—	—	—	—	8.7	—	—	8.7
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	—	—	—	—	50.2	—	50.2
Balance at December 31, 2022	650,000	$65.0	67,597	$67.6	45,028,041	$—	$293.1	$(232.3)	$(0.4)	$193.0

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents7

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$50.2	$56.0	$4.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85.9	81.2	91.1
Amortization of intangible assets	6.9	6.9	7.2
Amortization of deferred financing fees	1.3	1.7	4.3
Non-cash operating lease expense	—	0.8	(8.0)
Non-cash adjustments to contingent consideration	—	—	(13.9)
Change in fair value of warrant liability	(4.7)	(1.6)	2.1
Write-off of deferred financing fees	—	1.2	—
Stock-based compensation expense	11.5	8.6	5.9
Deferred taxes	10.9	14.7	(0.1)
Bad debt expense (recovery)	0.7	(0.3)	1.2
Gain on disposition of property and equipment	(21.0)	(17.1)	(6.9)
Impairment	9.4	—	15.4
Changes in operating assets and liabilities:
Accounts receivable	(4.7)	(17.7)	42.2
Drivers’ advances and other receivables	(2.6)	0.9	—
Other current assets	(13.1)	3.9	(0.6)
Accounts payable	0.1	(1.8)	(4.1)
Accrued expenses and other liabilities	6.2	7.3	5.0
Net cash provided by operating activities	137.0	144.7	144.9

Cash flows from investing activities
Purchases of property and equipment	(42.1)	(53.7)	(37.2)
Proceeds from sale of property and equipment	40.9	58.6	68.8
Cash paid for acquisitions, net of cash received	(19.1)	—	—
Net cash (used in) provided by investing activities	(20.3)	4.9	31.6

Cash flows from financing activities:
Advances on line of credit	1,831.3	1,656.3	1,484.7
Repayments on line of credit	(1,831.3)	(1,656.3)	(1,486.4)
Principal payments on long-term debt	(71.7)	(247.4)	(82.2)
Proceeds from long-term debt	—	97.5	—
Payment of contingent consideration	—	—	(7.6)
Payments of deferred financing fees	—	(3.4)	—
Repurchase of common stock	(44.9)	(20.4)	—
Exercise of stock options, net	0.8	0.5	—
Exercise of warrants	9.4	—	—
Series A convertible preferred stock dividends	(5.0)	(5.0)	(4.9)
Net cash used in financing activities	(111.4)	(178.2)	(96.4)

Effect of exchange rates on cash and cash equivalents	0.6	(0.1)	0.4

Net increase (decrease) in cash and cash equivalents	5.9	(28.7)	80.5
Cash and cash equivalents – beginning of period	147.5	176.2	95.7
Cash and cash equivalents – end of period	$153.4	$147.5	$176.2

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents8

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(In millions)

	Year Ended
	December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$34.3	$29.6	$40.6
Cash paid for income taxes	$22.0	$10.4	$3.5

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$145.3	$64.7	$58.3
Property and equipment sold for notes receivable	$—	$0.5	$0.3
Right-of-use assets acquired	$36.0	$23.6	$54.6
Accrued Series B perpetual preferred stock dividend	$0.7	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents9

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

Basis of Presentation

The consolidated financial statements include the accounts of Daseke, Inc. and its wholly owned subsidiaries (Daseke). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Changes in the allowance for doubtful accounts is as follows (in millions):

	Year Ended December 31,
	2022	2021
Beginning balance	$2.1	$3.0
Bad debt (recovery) expense	0.7	(0.3)
Write-off, less recoveries	(0.5)	(0.6)
Ending balance	$2.3	$2.1

Cash and Cash Equivalents

Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. The Company has a money market account with balances of $113.7 million and $129.2 million, as of December 31, 2022 and 2021, respectively.

Table of Contents10

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

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually (or more frequently if events or circumstances indicate potential impairment) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance on goodwill. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill and indefinite-lived impairment tests. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using a combination of discounted expected future cash flows (an income approach) and guideline public companies method (a market approach). For indefinite-lived intangible assets, the Company determines the fair value of the reporting unit using the relief-from-royalty method (an income approach). The Company’s annual assessment is conducted as of October 1 of each year.

Other intangible assets recorded consist of indefinite lived trade names and definite lived non-competition agreements and customer relationships. These intangible assets are stated at estimated fair value at the time of acquisition less accumulated amortization. For non-competition agreements, the Company amortizes over the contractual period of the non-competition agreement. Amortization is recorded using the straight-line method over the following estimated useful lives:

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

Table of Contents11

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

Table of Contents12

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

Advertising

Advertising costs are expensed as incurred and were insignificant for the years ended December 31, 2022, 2021 and 2020.

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

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense (benefit) within the statements of operations and comprehensive income. The Company had no uncertain tax positions as of December 31, 2022 and 2021.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable. One customer represented approximately 10% of trade accounts receivable as of December 31, 2022 and 2021. No single customer represented 10% or greater of total revenue for the year ended December 31, 2022 and 2021.

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurs financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of December 31, 2022 and 2021, the balance of deferred finance charges was $6.4 million and $7.6 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization of deferred financing fees for the years ended December 31, 2022, 2021, and 2020 totaled $1.3 million, $1.7 million, and $4.3 million, respectively, which is included in interest expense.

Table of Contents13

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

The Company’s warrant liabilities (see Note 12 for details) are included within the Level 1 and Level 3 fair value hierarchy. There was no warrant liability as of December 31, 2022. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value for the year ended December 31, 2021 (in millions):

	Fair value as of December 31, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Warrant liability	$2.7	$—	$2.0	$4.7
Total fair value	$2.7	$—	$2.0	$4.7

The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$2.0	$2.7	$1.8
Change in fair value	(2.0)	(0.7)	0.9
Balance at end of period	$—	$2.0	$2.7

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

Table of Contents14

Fair value of all time-vested options as of the date of grant is estimated using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company did not have a sufficient history of exercise behavior at the time stock options were granted, expected term was calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. The risk-free interest rate was based on the U.S. Treasury yield curve for the period of the expected term of the stock option. Expected volatility was calculated using an index of publicly traded peer companies.

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

The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not reported. A liability is recognized for the estimated cost of all self-insured claims, which includes individual case estimates plus actuarial estimates of loss development and incurred but not reported (IBNR) claims based on historical experience and industry loss development factors. The Company believes these methods are appropriate for measuring these highly judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company had determined it has nine operating segments as of December 31, 2022 and eleven operating segments as December 31, 2021 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment. The Company reports segment results to its chief operating decision maker with intersegment revenues and expenses eliminated at the applicable reportable segment level, as well as corporate costs allocated to its two reportable segments based upon respective reportable segment revenue.

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

Common Stock Purchase Warrants

Table of Contents15

The Company accounted for warrants for shares of the Company’s common stock that are not indexed to its own stock or do not meet the equity classification guidance as liabilities at fair value on the balance sheet. The warrants were subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. Prior to their expiration, the Company adjusted the liability for changes in fair value each period end. At times of exercise, the portion of the warrant liability related to the exercised common stock warrants was reclassified to additional paid-in capital. See Note 12 for additional details on the common stock purchase warrants.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The Company adopted this guidance on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. In addition, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) – Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this guidance on January 1, 2022. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Table of Contents16

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

The communications line item on the consolidated statement of operations is now included within the operations and maintenance line item, and the sales and marketing line item on the consolidated statement of operations is now included within the administrative line item. We determined that separate disclosure for these line items on the consolidated statement of operations was no longer meaningful.

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

The Company follows ASC 360, Property, Plant, and Equipment, subsection Impairment or Disposal of Long-Lived Assets, to determine whether right-of-use assets relating to operating and finance leases are impaired. The Company recorded impairment charges of $3.2 million to right-of-use assets relating to Aveda operating leases for the year ended December 31, 2020. The fair value of the right-of-use assets were determined utilizing a market participant discount rate and the estimated market rent, in connection with the divestiture of Aveda in the Specialized Solutions segment. There was no impairment recorded for the year ended December 31, 2022 and December 31, 2021.

The following table reflects the Company’s components of lease expense (in millions):

		Year Ended December 31,
	Classification	2022	2021	2020
Operating lease cost
Revenue equipment	Operations and maintenance	$27.7	$25.5	$24.3
Real estate	Administrative	13.6	14.9	8.7
Variable lease cost	Operations and maintenance, and Administrative	1.3	0.9	0.1
Short-term lease cost	Operations and maintenance, and Administrative	1.2	0.9	0.5
Total operating lease cost		$43.8	$42.2	$33.6

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$6.4	$6.7	$5.1
Interest on lease liabilities	Interest expense	1.1	1.2	1.2
Total finance lease cost		$7.5	$7.9	$6.3

Total lease cost		$51.3	$50.1	$39.9

Table of Contents17

The components of assets and liabilities for operating and finance leases are as follows (in millions):

		December 31,
	Classification	2022	2021
Assets
Operating lease right-of-use assets	Right-of-use assets	$107.6	$108.3
Finance lease right-of-use assets	Property and equipment, net	26.0	29.1
Total lease assets		$133.6	$137.4

Liabilities
Operating lease liabilities:
Current	Current operating lease liabilities	$34.4	$33.7
Non-current	Non-current operating lease liabilities	79.6	81.1
Total operating lease liabilities		$114.0	$114.8

Finance lease liabilities:
Current	Current portion of long-term debt	$8.7	$8.0
Non-current	Long-term debt, net of current portion	16.3	20.5
Total finance lease liabilities		$25.0	$28.5

Total lease liabilities		$139.0	$143.3

The following table is a summary of supplemental cash flows related to leases (in millions):

	Year ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(41.4)	$(41.6)	$(37.8)
Operating cash flows from finance leases	(1.1)	(1.2)	(1.1)
Financing cash flows from finance leases	(17.3)	(9.6)	(6.6)
Right-of-use assets obtained in exchange for lease obligations:
Operating lease right-of-use assets	$36.0	$23.6	$54.6
Finance lease right-of-use assets	6.6	6.7	11.6

The following table is the future payments on leases as of December 31, 2022 (in millions):

	Operating	Finance
Year ending December 31,	leases	leases	Total
2023	$38.4	$12.3	$50.7
2024	27.5	8.7	36.2
2025	18.9	5.4	24.3
2026	14.4	2.9	17.3
2027	8.7	2.5	11.2
Thereafter	21.1	—	21.1
Total lease payments	129.0	31.8	160.8
Less: interest	(15.0)	(6.8)	(21.8)
Present value of lease liabilities	$114.0	$25.0	$139.0

Table of Contents18

The following table is a summary of weighted average lease terms and discount rates for leases:

	December 31,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	5.4	4.9
Finance leases	2.8	3.1
Weighted-average discount rate
Operating leases	4.6%	4.6%
Finance leases	4.6%	4.2%

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

The Company recorded depreciation expense of $25.1 million, $21.5 million, and $18.7 million on its revenue equipment leased and available for lease to owner-operators under operating leases for the years ended December 31, 2022, 2021, and 2020, respectively. Lease income from lease payments related to the Company's operating leases for the years ended December 31, 2022, 2021, and 2020, was $32.4 million, $28.2 million, and $25.0 million, respectively.

The following table is the future minimum receipts on leases as of December 31, 2022 (in millions):

Year ending December 31,	Amount
2023	$31.9
2024	26.6
2025	18.7
2026	9.6
2027	4.8
Thereafter	2.7
Total minimum lease receipts	$94.3

NOTE 3 – ACQUISITIONS

On March 3, 2022, the Company acquired 100% of the outstanding stock of SJ Transportation Co., Inc. (SJ Transportation) for consideration net of cash acquired of $19.1 million, which was funded with cash on hand. The acquisition was a stock purchase under US GAAP. A Section 338(h)(10) election was filed for the entity acquired which will deem the acquisition as an asset purchase for tax purposes; therefore approximately $7.9 million of the values assigned to goodwill and intangible assets are expected to be deductible for tax purposes. Approximately $0.5 million of transaction expenses were incurred in the acquisition, which will also be deductible for tax purposes.

The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired (in millions):

SJ Transportation
Accounts receivable	$3.4
Other current assets	1.8
Property and equipment	10.0
Intangible assets	4.5
Goodwill	3.4
Accounts payable and other liabilities	(4.0)
Total	$19.1

Table of Contents19

For the year ended December 31, 2022, revenue and net income of the acquired company, post-acquisition date, was $22.9 million and $2.4 million, respectively.

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

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021
Pro forma revenue	$1,777.2	$1,580.1
Pro forma net income	$50.4	$57.3
Pro forma earnings per common share:
Basic	$0.74	$0.81
Diluted	$0.70	$0.79

NOTE 4 – OTHER CURRENT ASSETS

The components of other current assets are as follows as of December 31 (in millions):

	2022	2021
Income tax receivable	$13.8	$1.9
Prepaid insurance	8.4	7.5
Prepaid licensing, permits and tolls	5.0	4.8
Parts supplies	4.2	3.5
Other prepaids	2.9	2.6
Prepaid software	1.3	1.1
Prepaid taxes	1.2	0.1
Prepaid highway and fuel taxes	1.1	1.1
Total	$37.9	$22.6

Table of Contents20

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise.

During the second quarter of 2022, the Company recorded impairment charges to goodwill of $5.7 million related to an operating segment within the Specialized Solutions segment that had been integrated into another operating segment as part of the Plan (see Note 7 for more information on the Plan). There were no goodwill impairments for the years ended December 31, 2021 and 2020. Accumulated impairment as of December 31, 2022 was $124.5 million, comprised of $42.2 million in the Flatbed Solutions segment and $82.3 million in the Specialized Solutions segment. Accumulated impairment as of December 31, 2021 was $118.8 million, comprised of $42.2 million in the Flatbed Solutions segment and $76.6 million in the Specialized Solutions segment.

The summary of changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows (in millions):

	Flatbed Solutions Segment	Specialized Solutions Segment	Total
Goodwill balance at January 1, 2021	$59.3	$80.8	$140.1
Foreign currency translation adjustment	—	—	—
Goodwill balance at December 31, 2021	59.3	80.8	140.1
Goodwill acquired	—	3.4	3.4
Impairment	—	(5.7)	(5.7)
Foreign currency translation adjustment	—	(0.5)	(0.5)
Goodwill balance at December 31, 2022	$59.3	$78.0	$137.3

During 2022, the Company recorded impairment charges to intangible assets of $3.7 million consisting of $3.5 million related to trade name intangibles and $0.2 million related to customer relationships intangibles as a result of the Company's decision to no longer use the trade names of two entities within the Specialized Solutions segment that had been integrated into other operating segments as part of the Plan. During 2021, there were no impairments related to intangible assets. During 2020, the Company recorded impairment charges to intangible assets of $8.2 million in the Specialized Solutions segment for the trade names category of intangible assets as a result of the divestiture of Aveda and the reorganization and merger of two of the Company’s operating companies.

Intangible assets consisted of the following at December 31, 2022 and 2021 (in millions):

	As of December 31, 2022			As of December 31, 2021
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$21.3	$(21.2)	$0.1	$21.7	$(20.8)	$0.9
Customer relationships	90.3	(59.2)	31.1	88.9	(53.9)	35.0
Trade names	48.4	—	48.4	50.9	—	50.9
Licenses	1.0	—	1.0	0.0	—	0.0
Foreign currency translation adjustment	—	—	—	0.1	—	0.1
Total intangible assets	$161.0	$(80.4)	$80.6	$161.6	$(74.7)	$86.9

As of December 31, 2022, non-competition agreements and customer relationships had weighted average remaining useful lives of 0.6 and 8.2 years, respectively.

Amortization expense for intangible assets with definite lives was $6.9 million, $6.9 million, and $7.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Table of Contents21

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2023	$0.1	$6.0
2024	—	4.2
2025	—	3.3
2026	—	2.9
2027	—	2.8
Thereafter	—	11.9
Total	$0.1	$31.1

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

During 2022 and 2021, there were no impairments related to property and equipment. During the first quarter of 2020, as a result of the divestiture of Aveda, the Company recorded an impairment charge of $4.0 million in the Specialized Solutions segment to state property and equipment at fair value, calculated using the indirect method of the cost approach. The impairment charges are included in impairment in the consolidated statements of operations and comprehensive income.

The components of property and equipment are as follows at December 31 (in millions):

	2022	2021
Revenue equipment	$611.3	$520.5
Revenue equipment leased and available for lease to owner operators	145.1	123.4
Buildings and improvements	62.4	58.0
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	40.7	33.3
Property and equipment, gross	859.5	735.2
Accumulated depreciation	(371.2)	(337.5)
Property and equipment, net	$488.3	$397.7

Total depreciation expense was $85.9 million, $81.2 million, and $91.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, which included depreciation expense on revenue equipment leased and available for lease to owner-operators of $25.1 million, $21.5 million, and $18.7 million for the years ended December 31, 2022, 2021, and 2020, .

NOTE 7 – INTEGRATION AND RESTRUCTURING

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan (Transformation Plan or the Plan), which we expect will ultimately integrate our operating segments into only four or five operating segments. As of December 31, 2022 we had nine operating segments. The Transformation Plan is intended to reduce the Company’s cost base, right size its organization and management team and increase and accelerate its previously announced operational improvement goals. In addition, the Company anticipates additional revenue opportunities driven by synergies from optimizing a consolidated operation, including empty mile reduction, pricing improvements, and additional seated truck contribution. The integration and restructuring costs may consist of employee-related costs and other transition and termination costs related to restructuring activities. Employee-related costs may include severance, tax preparation, and relocation costs, which are accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. Other transition and termination costs may include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income.

The Company recorded $2.4 million of integration and restructuring expenses (primarily related to professional fees) in connection with the Plan in the year ended December 31, 2022, comprised of $1.4 million in the Specialized Solutions segment and $1.0 million in the Flatbed

Table of Contents22

Solutions segment. As of December 31, 2022 and 2021, there were no accrued integration and restructuring costs. As of December 31, 2022, we have incurred a cumulative total of $2.4 million in integration and restructuring costs since inception of the Plan.

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

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at December 31 (in millions):

	2022	2021
Brokerage and escorts	$14.1	$15.6
Owner operator deposits	9.7	11.3
Unvouchered payables	9.4	8.7
Other accrued expenses	5.6	3.7
Fuel and fuel taxes	2.7	1.2
Accrued property taxes and sales taxes payable	2.4	2.3
Interest	1.0	1.1
	$44.9	$43.9

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in millions):

	2022	2021
Term Loan Facility	$393.0	$397.0
ABL Facility	—	—
Equipment and real estate term loans	249.1	169.0
Finance lease liabilities	25.0	28.5
Total debt and finance lease liabilities	667.1	594.5
Less current portion	(78.4)	(55.5)
Less unamortized deferred financing fees	(6.4)	(7.6)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$582.3	$531.4

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

The terms of the Replacement Term Loans are governed by a $400.0 million term loan facility (the Term Loan Facility) evidenced by a Term Loan Agreement dated as of February 27, 2017 (as amended, restated, supplemented or otherwise modified from time to time, the Term Loan Agreement), among the Company, the Term Loan Borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (as successor to Credit Suisse AG, Cayman Islands Branch) (the Term Loan Agent), and the other lenders from time to time party thereto with a scheduled maturity date of March 9, 2028. The Replacement Term Loans are, at the Company’s election from time to time, comprised of alternate base rate loans (an ABR Borrowing) or adjusted LIBOR loans (a Eurodollar Rate Borrowing), with the applicable margins of interest being an alternate base rate (subject to a 1.75% floor) plus 3.00% per annum and LIBOR (subject to a 0.75% floor) plus 4.00% per annum. As of December 31, 2022 and 2021, the interest rate on the Term Loan Facility was 8.39% and 4.75%, respectively.

Table of Contents23

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

The Term Loan Facility contains (i) certain customary affirmative covenants that, among other things, require compliance with applicable laws, periodic financial reporting and notices of material events, payment of taxes and other obligations, maintenance of property and insurance, and provision of additional guarantees and collateral, and (ii) certain customary negative covenants that, among other things, restrict the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, mergers, consolidations, liquidations and dissolutions, asset sales, acquisitions, the payment of distributions, dividends, redemptions and repurchases of equity interests, transactions with affiliates, prepayments and redemptions of certain other indebtedness, burdensome agreements, holding company limitations, changes in fiscal year and modifications of organizational documents. As of December 31, 2022, the Company was in compliance with all covenants contained in the Term Loan Facility.

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

The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $40 million. As of December 31, 2022, the Company had no borrowings, $22.5 million in letters of credit outstanding, and could incur approximately $110.9 million of additional indebtedness under the ABL Facility, based on current qualified collateral.

At December 31, 2022, the interest rate on the ABL Facility was 8.00%. Margins on the ABL Facility are adjusted, if necessary, to the applicable rates set forth in the following table corresponding to the average RLOC Utilization for the trailing 12 month period on the last day of the most recently completed fiscal quarter. RLOC Utilization at a particular date shall mean an amount equal to (a)(i) outstanding amount of Revolving Advances plus (ii) the outstanding amount of the Swing Loans plus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, divided by (b) Maximum Revolving Advance Amount.

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

Table of Contents24

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

As of December 31, 2022, the Company was in compliance with all covenants contained in the ABL Facility.

Equipment and Real Estate Loans

As of December 31, 2022, the Company had term loans collateralized by equipment in the aggregate amount of $246.9 million with 13 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 7.4%, require monthly payments of principal and interest and mature at various dates through July 2027. As of December 31, 2022, the weighted average interest rate was 4.7%. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

As of December 31, 2022, the Company has a bank mortgage loan with a balance of $2.2 million incurred to finance the construction of the headquarters and terminal in Redmond, Oregon. The mortgage loan is collateralized by such property and buildings. The mortgage is payable in monthly installments of approximately $15 thousand, including interest at 1.5%, and a balloon payment of approximately $2.1 million at maturity date. The bank mortgage loan matures December 1, 2023.

Finance Leases

The Company leases certain equipment under long-term finance lease agreements that expire on various dates through December 2027. See Note 2 for information on finance leases.

Future principal payments on long-term debt (excluding future payments on finance leases which are disclosed in Note 2) are as follows (in millions):

Year ending December 31,	Term Loan Facility	Equipment and Real Estate Loans	Total
2023	$4.0	$65.6	$69.6
2024	4.0	63.5	67.5
2025	4.0	53.4	57.4
2026	4.0	44.2	48.2
2027	4.0	17.9	21.9
Thereafter	373.0	4.5	377.5
Total long-term debt	$393.0	$249.1	$642.1

NOTE 10 – INCOME TAXES

Table of Contents25

The components of the Company’s United States and foreign provision for income taxes were as follows for the years ended December 31 (in millions):

	2022	2021	2020
Current:
Federal	$6.2	$4.6	$0.6
State	1.6	5.4	(1.7)
Foreign	1.2	0.9	0.8
Total current taxes	9.0	10.9	(0.3)
Deferred:
Federal	8.7	11.0	0.1
State	0.2	3.4	(0.5)
Foreign	1.7	0.7	0.5
Total deferred taxes	10.6	15.1	0.1
Income tax expense (benefit)	$19.6	$26.0	$(0.2)

A reconciliation between the effective income tax rate and the United States statutory income tax rate were as follows for the years ended December 31 (in millions):

	2022	2021	2020
Income tax expense at United States statutory income tax rate	$14.6	$17.2	$0.8
Federal income tax effects of:
State income tax expense, net of federal benefit	1.0	6.9	(1.6)
Impairment of goodwill	1.2	—	—
Foreign tax rate differential	0.5	0.3	0.1
Nondeductible expenses	0.7	(0.1)	0.8
Nondeductible officer compensation	1.6	1.8	0.6
Arbitrated decrease in contingent consideration	—	—	(2.9)
Write-off of foreign deferred tax assets	10.5	—	—
Change in valuation allowance	(10.2)	—	0.6
Change in fair value of warrant liability	(1.0)	(0.3)	0.5
Tax credits	(0.1)	(0.1)	(0.1)
Other	0.8	0.3	1.0
Income tax expense (benefit)	$19.6	$26.0	$(0.2)
Effective tax rate	28.1%	31.7%	(5.1)%

The decrease in the effective tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to the impact of an internal restructuring initiative on state income taxes.

Table of Contents26

The effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities were as follows at December 31 (in millions):

	2022	2021
Deferred tax assets
Accrued expenses	$6.8	$4.2
Vacation accrual	0.5	0.7
Accounts receivable	0.8	0.6
Net operating losses	0.4	12.3
Deferred start-up costs	1.0	1.2
Stock based compensation	3.5	2.6
Operating lease liabilities	28.8	28.5
Interest expense limitation carryforward	6.1	—
	47.9	50.1
Valuation allowance	(0.3)	(10.5)
Total deferred tax assets	47.6	39.6

Deferred tax liabilities
Prepaid expenses	(3.2)	(4.1)
Intangible assets	(15.9)	(17.4)
Property and equipment	(96.2)	(76.0)
Right of use asset	(27.3)	(27.2)
Total deferred tax liabilities	(142.6)	(124.7)

Net deferred tax liability	$(95.0)	$(85.1)

As of December 31, 2022, the Company’s valuation allowance was $0.3 million against to a portion of state deferred tax assets, primarily net operating losses, that, in the judgment of management, are not more-likely-than-not to be realized. As of December 31, 2021, the Company’s valuation allowance was $10.5 million against a portion of its foreign deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized. The current year decrease primarily relates to the tax dissolution of a subsidiary for which the deferred tax assets, primarily net operating losses, and associated valuation allowance were written off. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon future reversal of taxable and deductible temporary differences, the generation of future taxable income, and the feasibility of ongoing tax planning strategies during the periods in which those temporary differences are deductible.

At December 31, 2022, the Company does not have any U.S. federal or foreign net operating loss carry forwards. On an after-tax basis, the Company has state net operating losses of $0.6 million. These loss carryforwards begin expiring in 2023.

The Company had no uncertain tax positions as of December 31, 2022 and 2021. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2019; however, federal net operating loss carry forwards from years prior to 2019 that were utilized in 2020 and 2021 remain subject to review and adjustment by tax authorities. The Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2018; however, state and foreign net operating loss carryforwards from years prior to 2018 that were utilized in 2020 and 2021 remain subject to review and adjustment by tax authorities.

Table of Contents27

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Leases

The Company leases certain office facilities, terminals and revenue equipment from entities owned or partially owned by stockholders or employees on operating leases. Total lease expense related to these leases was $1.3 million, $1.9 million, and $2.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Future minimum lease payments under non-cancelable related party operating leases are as follows (in millions):

Office and
Year ending December 31,	Terminals
2023	$1.2
2024	1.2
2025	1.2
2026	1.2
2027	1.2
Thereafter	0.4
Total	$6.4

Other Related Party Transactions

On November 10, 2022, the Company entered into a Share Repurchase Agreement with Don R. Daseke, Barbara Daseke, and The Walden Group, Inc., which was amended by Amendment No. 1 to Share Repurchase Agreement, dated November 14, 2022 (the Founder’s Repurchase). As of the date of the Founder's Repurchase and until the consummation of the transactions contemplated thereby on November 14, 2022, Mr. Daseke was a member of the Company’s board of directors; Mrs. Daseke is Mr. Daseke's spouse and Walden Group is an entity controlled by Mr. Daseke. See Note 12 for additional details about the Founder’s Repurchase.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

As of December 31, 2022, the Company has 0.9 million shares of common stock reserved for future issuances of equity awards under the Company’s 2017 Omnibus Incentive Plan. See Note 13 for additional details about the Company’s stock-based compensation plan.

On November 10, 2022, the Company entered into the Founder's Repurchase to purchase 6,666,667 shares of common stock, par value $0.0001 per share, of the Company in exchange for $40.0 million in cash and 11,266,058 shares of common stock of the Company in exchange for 20,000 shares of Series B-1 Perpetual Preferred Stock, par value $0.0001 per share, of the Company and 47,597 shares of Series B-2 Perpetual Preferred Stock, par value $0.0001 per share, of the Company.

On September 30, 2022, the Company announced that the Board of Directors has authorized the repurchase of up to $40.0 million of the Company’s outstanding common stock (the 2022 Stock Repurchase Program). Shares are effectively retired at the time of purchase. On November 14, 2022, the Company issued a press release announcing that it has paused the stock repurchase program. Repurchases by the Company may resume in the future, and any such repurchases will be subject to general market and economic conditions, applicable legal requirements and other considerations. As of December 31, 2022, prior to the plan's pause, the Company had purchased 803,554 shares at a weighted average price of $6.05 per share.

On March 22, 2021, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock (the 2021 Stock Repurchase Program). Shares are effectively retired at the time of purchase. During 2021, the Company repurchased and retired all 3,000,000 shares, at an aggregate cost of $20.4 million, and accordingly, no additional shares may be repurchased under the 2021 Stock Repurchase Program.

On December 23, 2020, the Company entered into a board representation agreement with Lyons Capital, LLC, and a board agreement with The Walden Group, Inc. and Don R. Daseke. These agreements outline specifics as to how those parties will vote their shares of common stock at any Stockholder’s Meeting and include certain standstill restrictions. The agreement with Mr. Daseke also includes the agreement

Table of Contents28

of the Company to initiate a share repurchase program for a minimum of 3,000,000 shares of common stock. The board agreement with The Walden Group, Inc. and Don R. Daseke was terminated on November 14, 2022 upon closing of the Share Repurchase Agreement discussed above.

Preferred Stock

Series A

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

On or after the third anniversary of the initial issuance date but prior to the fifth anniversary of the initial issuance date, the Company will have the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of the Company’s common stock at the then-effective conversion rate, if the Weighted Average Price of Company’s common stock equals or exceeds 140% of the then-current conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. On or after the fifth anniversary of the initial issuance date but prior to the seventh anniversary of the initial issuance date, the Company will have the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of Company’s common stock at the then-effective conversion rate, if the Weighted Average Price of Company’s common stock equals or exceeds 115% of the then-current conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. On or after the seventh anniversary of the initial issuance date, the Company will have the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of Company’s common stock at the then-effective conversion rate, if the Weighted Average Price of Company’s common stock equals or exceeds the then-current conversion price for at least 10 consecutive trading days. If the Company undergoes certain fundamental changes (as more fully described in the Certificate of Designations but including, among other things, certain change-in-control transactions, recapitalizations, asset sales of all or substantially all assets and liquidation events), each outstanding share of Series A Preferred Stock may, within 15 days following the effective date of such fundamental change and at the election of the holder, be converted into Company’s common stock at a conversion rate (subject to certain adjustments) equal to (i) the greater of (A) the sum of the conversion rate on the effective date of such fundamental change plus the additional shares received by holders of Series A Preferred Stock following such fundamental change (as set forth in the Certificate of Designations) and (B) the quotient of (x) $100.00, divided by (y) the greater of (1) the applicable holder stock price and (2) 66 2/3% of the closing sale price of the Company’s common stock on the issue date plus (ii) the number of shares of Company’s common stock that would be issued if any and all accumulated and unpaid dividends were paid in shares of Company’s common stock.

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

Table of Contents29

Additional features of the Series A Preferred Stock are as follows:

a.

Liquidation – In the event of liquidation, holders of Series A Preferred Stock have preferential rights to liquidation payments over holders of common stock. Holders of Series A Preferred Stock shall be paid out of the assets of the Company at an amount equal to $100 per share plus all accumulated and unpaid dividends.

b.

Dividends – Dividends on the Series A Preferred Stock are cumulative at the Dividend Rate. The “Dividend Rate” is the rate per annum of 7.625% per share of Series A Preferred Stock on the liquidation preference ($100 per share). Dividends are payable quarterly in arrears in cash or, at the Company’s election and subject to the receipt of the necessary shareholder approval (to the extent necessary), in shares of the Company’s common stock. In each of the four quarters of 2020, 2021 and 2022, the Company’s board of directors declared and the Company paid a cash dividend of $1.91 per share.

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

Series B

On November 14, 2022, as part of the Founder’s Repurchase, the Company issued (i) 20,000 shares of Series B-1 Perpetual Redeemable Preferred Stock, par value $0.0001 per share (the Series B-1 Preferred Stock), of the Company, with an aggregate initial liquidation preference of $20.0 million, and (ii) 47,597 shares of Series B-2 Perpetual Redeemable Preferred Stock, par value $0.0001 per share (the Series B-2 Preferred Stock and, together with the Series B-1 Preferred Stock, the Series B Preferred Stock), of the Company, with an aggregate initial liquidation preference of $47.6 million.

The dividend rate applicable to the Series B-1 Preferred Stock is equal to 13.00% per annum, and the dividend rate applicable to the Series B-2 Preferred Stock is equal to 7.00% per annum. In the event that the Company does not pay dividends in cash on the applicable dividend payment date, subject to certain exceptions, the dividend rate applicable to each series of Series B Preferred Stock shall be equal to 13.00% per annum. In addition, on and after the occurrence of certain change of control transactions, the dividend rate applicable to each series of Series B Preferred Stock shall be equal to 18.00%.

The Series B Preferred Stock is redeemable at any time, in part or in whole, at the Company’s sole discretion, at a redemption price equal to the initial liquidation preference, plus accrued and unpaid dividends, with no prepayment penalties or call protections, but is otherwise perpetual in term, with no conversion or equity-linked features.

The Series B Preferred Stock ranks junior to all outstanding secured and unsecured debt obligations, as well as the Series A Preferred Stock, and senior to the common stock, in each case in terms of payment and liquidation priority.

Warrants

The Company issued 19,959,902 warrants (the Public Warrants) to purchase its common stock as part of Hennessy Capital Acquisition Corp. II’s initial public offering (IPO). The Company also issued 15,080,756 warrants (the Private Placement Warrants) to the sponsor in a private placement that closed simultaneously with the consummation of the IPO. On February 27, 2022, the Company’s common stock purchase warrants expired in accordance with their terms and are no longer exercisable. During 2022, prior to their expiration, there were 1,635,296 warrants exercised for 817,648 shares of the Company’s common stock in exchange for $9.4 million in proceeds to the Company.

NOTE 13 – STOCK-BASED COMPENSATION

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

Table of Contents30

As of December 31, 2022, the Company has 0.9 million shares of common stock available for issuance under the Incentive Plan, assuming maximum payout of outstanding performance stock units. Equity awards to employees generally vest annually on a pro-rata basis over a three to five-year period on the anniversary of each grant date. The Company also grants awards to our directors under the Plan. The awards granted to directors typically vest ratably over periods of less than one year to five years annually on the anniversary of each grant date.

Aggregate stock-based compensation charges, net of forfeitures, were $11.5 million, $8.6 million, and $5.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income.

Stock-based compensation cost with equity classification is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Stock-based compensation cost with liability classification is recognized on a straight-line basis over the vesting period and revalued on each balance sheet date with the corresponding adjustment to stock-based compensation recorded in the consolidated statements of operations and comprehensive income. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. As of December 31, 2022, there was $0.4 million, $5.4 million, and $4.4 million of unrecognized stock-based compensation expense related to stock options, restricted stock units (RSUs) and performance stock units (PSUs) (both equity and liability awards), respectively. This expense will be recognized over the weighted average periods of 0.4 years for stock options, 1.4 years for RSUs and 1.2 years for PSUs.

Stock Options

The following table summarizes stock option grants:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)
Director Group	150,000	50,000	5 years	$9.98	$4.36
Employee Group	4,682,630	1,814,822	3-5 years	$6.62	$4.46
Total		1,864,822

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

Since the Company did not have a sufficient history of exercise behavior at the time stock options were granted, expected term was calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. The risk-free interest rate was based on the U.S. Treasury yield curve for the period of the expected term of the stock option. Expected volatility was calculated using an index of publicly traded peer companies.

Table of Contents31

A summary of option activity as of December 31, 2022, and the changes during the year ended December 31, 2022 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2022	2,614,022	$6.23	6.8	$10.6
Granted	—	—
Exercised	(91,425)	9.02
Forfeited or expired	(657,775)	4.47
Outstanding as of December 31, 2022	1,864,822	$6.71	5.8	$3.2

Exercisable as of December 31, 2022	1,568,770	$7.44	5.5	$2.1
Vested and expected to vest as of December 31, 2022	1,864,822	$6.71	5.8	$3.2

The stock options’ maximum contract term is ten years. There were no options granted during the year ended December 31, 2022 and 2021. The total weighted average fair value of options granted during the year ended December 31, 2020 was $4.6 million. The intrinsic value of options exercised for the year ended December 31, 2022 and 2021 was $0.2 million and $0.5 million, respectively. There were no options exercised during the year ended December 31, 2020.

The summary of the status of nonvested shares as of December 31, 2022, and the changes during the year ended December 31, 2022 are as follows:

	Shares	Weighted Average Grant Date Fair Value (Per Unit)Price
Non-vested at January 1, 2022	1,073,225	$3.41
Granted	—	—
Vested	(606,483)	3.59
Forfeited or expired	(170,690)	0.68
Non-vested at December 31, 2022	296,052	$4.46

Restricted Stock Units

RSUs are nontransferable until vested. Some RSU grants entitle the holder to receive dividends with respect to the non-vested units, whereas others do not. Prior to vesting, the grantees of RSUs are not entitled to vote the shares. Typically, restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of RSUs Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)
Director Group	970,867	201,407	< 1 year -1 year	$7.41
Employee Group	2,774,851	896,179	1 year -5 years	$8.00
Total		1,097,586

Table of Contents32

A summary of restricted stock unit awards activity under the Plan as of December 31, 2022, and the changes during the year ended December 31, 2022 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2022	673,830	$8.56
Granted	725,495	7.67
Vested	(230,420)	8.41
Forfeited	(71,319)	10.23
Non-vested as of December 31, 2022	1,097,586	$7.89

The total weighted average fair value of RSUs granted during the years ended December 31, 2022, 2021, and 2020 was $5.6 million, $4.6 million, and $0.3 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2022, 2021, and 2020 was $1.8 million, $3.8 million, and $2.4 million, respectively.

Performance Stock Units

As of December 31, 2022, the Company had 2,367,456 total PSUs outstanding. There are 818,700 PSUs classified as equity in which the vesting occurs upon the achievement of specific market-based conditions based on the performance of per share price of the Company’s common stock and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The fair value of the equity-classified PSUs granted during the year ended December 31, 2020 was determined using a Monte Carlo probability model. The inputs and assumptions used to calculate the fair value were the term of 2.5 to 3.0 years, risk free interest rate of 0.21% to 0.26%, the expected volatility of 76.8% to 87.5%, and the expected dividend yield of 0.0%. Upon the Restatement of the Incentive Plan discussed above, there were 994,100 PSUs previously classified as liabilities that were reclassified to equity during the year ended December 31, 2021 based on the fair value as of that date. The fair value of the PSUs that were reclassified to equity during the year ended December 31, 2021 was determined using a Monte Carlo probability model. The inputs and assumptions used to calculate the fair value were the term of 1.9 to 2.3 years, risk free interest rate of 0.22% to 0.27%, the expected volatility of 96.9% to 104.4%, and the expected dividend yield of 0.0%. As of December 31, 2022, the market-based conditions for these 818,700 PSUs have been achieved.

There are 616,969 PSUs classified as liabilities in which the vesting can range from 0% to 200%, based upon the achievement of specific performance-based conditions related to the Company's financial performance over a three year period, modified based on the Company's Relative Total Shareholder Return (TSR) and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The ultimate amount to vest may be downwardly adjusted by the Compensation Committee if the TSR is negative. As of December 31, 2022, the Company currently expects that these PSUs will vest between 93% and 126%. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The inputs and assumptions used to calculate the fair value as of December 31, 2022 were the terms of 1.0 to 3.0 years, risk free interest rate of 4.18% to 4.67%, the expected volatility of 56.40% to 82.00%, and the expected dividend yield of 0.0%.

There are 256,787 PSUs classified as equity in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company's financial performance over a one to two year period and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. As of December 31, 2022, the Company currently expects that these PSUs will vest between 50% and 78%. The fair value of these PSUs is equal to the market value of the common stock on the grant date.

In addition, there are 675,000 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company's financial performance over a two year period, subject to various subjective individual performance goals and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. As of December 31, 2022, the Company currently expects that these PSUs will vest between 50% and 100%. The fair value is equal to the market value of the common stock at each period-end.

Table of Contents33

The compensation cost for all PSUs is recognized ratably over the requisite service period for the awards that are determined probable to vest. A summary of equity-classified performance stock unit awards activity for as of December 31, 2022, and the changes during the year ended December 31, 2022 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested equity-classified as of January 1, 2022	1,745,000	$4.93
Granted	56,787	5.99
Vested	(337,800)	6.05
Forfeited	(388,500)	0.59
Non-vested equity-classified as of December 31, 2022	1,075,487	$6.20

The total weighted average fair value of equity-classified PSUs granted or reclassified from liability to equity during the years ended December 31, 2022, 2021, and 2020 was $0.3 million, $8.9 million, and $1.1 million, respectively.

As discussed earlier, as of December 31, 2022, there were also 1,291,969 PSUs classified as liabilities as a result of subjectivity in the vesting conditions. As of December 31, 2022, the total fair value of those liability-classified awards was approximately $7.4 million, of which $4.0 million was recorded as a liability within accrued payroll, benefits and related taxes on the consolidated balance sheet and $0.3 million was recorded as a liability within non-current liabilities on the consolidated balance sheet. As of December 31, 2022, the unrecognized stock-based compensation expense related to these liability-classified PSU's was $3.1 million. This liability will be remeasured at each period-end until the earlier of the vesting date or the date it becomes reclassified to equity.

NOTE 14 – DEFINED CONTRIBUTION PLAN

The Company sponsors the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under the Internal Revenue Code provisions of Section 401(k). Under the safe harbor matching requirements, the Company made contributions to the Retirement Plan of $5.8 million, $5.7 million, and $5.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit at December 31, 2022 and 2021 totaling approximately $24.9 million and $25.7 million, respectively, including those disclosed in Note 9. These letters of credit are related to liability and workers' compensation insurance claims.

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

NOTE 16 – REPORTABLE SEGMENTS

The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. During the fourth quarter of 2022, the Company began reporting segment results to its chief operating decision maker with intersegment revenues and expenses eliminated at the applicable reportable segment level, as well as corporate costs allocated to its two reportable segments based upon respective reportable segment revenue. Previously, the Company had disclosed a corporate segment, which was not an operating segment and included acquisition transaction expenses, corporate salaries, interest expense and other corporate administrative expenses and intersegment eliminations. As a result of this change, the Company has restated its prior period segment results below to reflect these changes in its segment financial data.

Table of Contents34

The Company’s operating segments sometimes provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s reportable segment results. Intersegment revenues and expenses totaled $2.7 million, $4.8 million, and $6.5 million for the Flatbed Solutions segment for the years ended December 31, 2022, 2021, and 2020, respectively. Intersegment revenues and expenses totaled $7.9 million, $7.4 million, and $12.0 million for the Specialized Solutions segment for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table reflects certain financial data of the Company’s reportable segments for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Flatbed	Specialized	Consolidated
	Solutions Segment	Solutions Segment	Total
Year Ended December 31, 2022
Total revenue	$769.0	$1,004.3	$1,773.3
Company freight	167.2	483.1	650.3
Owner operator freight	329.2	180.7	509.9
Brokerage	152.5	168.7	321.2
Logistics	4.1	49.7	53.8
Fuel surcharge	116.0	122.1	238.1
Operating income	39.1	59.3	98.4
Depreciation	37.4	48.5	85.9
Amortization of intangible assets	3.0	3.9	6.9
Impairment	—	9.4	9.4
Restructuring	1.0	1.4	2.4
Non-cash operating lease expense	—	—	—
Interest expense	15.1	20.3	35.4
Income before income tax	27.4	42.4	69.8
Capital expenditures	76.6	110.8	187.4

Year Ended December 31, 2021
Total revenue	$690.0	$866.8	$1,556.8
Company freight	176.6	453.1	629.7
Owner operator freight	328.0	158.5	486.5
Brokerage	112.2	156.8	269.0
Logistics	4.9	34.3	39.2
Fuel surcharge	68.3	64.1	132.4
Operating income	53.3	59.5	112.8
Depreciation	32.7	48.5	81.2
Amortization of intangible assets	3.0	3.9	6.9
Restructuring	—	0.3	0.3
Non-cash operating lease expense	0.9	(0.1)	0.8
Interest expense	14.7	18.8	33.5
Income before income tax	39.6	42.4	82.0
Capital expenditures	37.9	80.5	118.4

Year Ended December 31, 2020
Total revenue	$572.3	$881.8	$1,454.1
Company freight	188.0	488.8	676.8
Owner operator freight	259.5	149.4	408.9
Brokerage	70.3	164.0	234.3
Logistics	2.9	34.5	37.4
Fuel surcharge	51.6	45.1	96.7
Operating income	12.4	23.0	35.4
Depreciation	35.5	55.6	91.1
Amortization of intangible assets	3.2	4.0	7.2
Impairment	2.0	13.4	15.4
Restructuring	0.6	8.9	9.5
Non-cash operating lease expense	(0.3)	(7.7)	(8.0)
Interest expense	19.1	25.8	44.9
Income (loss) before income tax	(7.0)	10.9	3.9
Capital expenditures	33.4	62.1	95.5

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

Table of Contents35

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

For the years ended December 31, 2022, 2021 and 2020 shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted earnings per share as their effects were anti-dilutive. For the year ended December 31, 2020, shares of the Company’s outstanding stock options and performance share units were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended
	December 31,
(in millions, except per share data)	2022	2021	2020

Numerator:
Net income	$50.2	$56.0	$4.1
Less Series A Preferred Stock dividends	(5.0)	(5.0)	(4.9)
Less Series B Preferred Stock dividends	(0.7)	—	—
Net income (loss) attributable to common stockholders	44.5	51.0	(0.8)
Allocation of earnings to non-vested participating RSUs	(0.1)	(0.4)	—
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$44.4	$50.6	$(0.8)

Effect of dilutive securities:
Add back Series A Preferred Stock dividends	$—	$—	$—
Add back allocation earnings to participating securities	0.1	0.4	—
Reallocation of earnings to participating securities considering potentially dilutive securities	(0.1)	(0.4)	—
Numerator for diluted EPS - income (loss) available to common shareholders - two class method	$44.4	$50.6	$(0.8)

Denominator:
Denominator for basic EPS - weighted-average shares	60,459,451	63,744,456	64,775,275

Effect of dilutive securities:
Non-participating outstanding share-based payment awards	2,824,051	1,664,802	—
Series A Preferred Stock	—	—	—
Denominator for diluted EPS - weighted-average shares	63,283,502	65,409,258	64,775,275

Basic earnings (loss) per share	$0.73	$0.79	$(0.01)
Diluted earnings (loss) per share	$0.70	$0.77	$(0.01)