Form 10-Q
period 2023-03-31
Daseke, Inc.
filed 2023-05-09
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Common shares of the registrant outstanding at May 1, 2023 were 45,392,234.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Report) of Daseke, Inc. (Daseke or the Company) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “should,” “could,” “would,” “forecast,” “seek,” “target,” “predict,” and “potential,” the negative of these terms, or other comparable terminology. Forward-looking statements may include statements about the Company’s goals, business strategy and plans; the Company’s financial strategy, liquidity and capital required for its business strategy and plans; the Company’s competition and government regulations; general economic conditions; and the Company’s future operating results.

These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts, and assumptions. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that the Company anticipates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Readers are cautioned not to place undue reliance on the forward-looking statements.

Forward-looking statements are subject to risks and uncertainties (many of which are beyond our control) that could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, general economic and business risks, such as downturns in customers’ business cycles, and recessionary economic cycles, changes in customers’ inventory levels and in the availability of funding for their working capital, disruptions in capital and credit markets, inflationary cost pressures and rising interest rates, the Company’s ability to adequately address downward pricing and other competitive pressures, the Company’s insurance or claims expense, driver shortages and increases in driver compensation or owner-operator contracted rates, fluctuations in the price or availability of diesel fuel, increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, supply chain disruptions and constraints generally, seasonality and the impact of weather and other catastrophic events, the Company’s ability to secure the services of third-party capacity providers on competitive terms, loss of key personnel, a failure of the Company’s information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data or other security breach, or cybersecurity incidents, the Company’s ability to execute and realize all of the expected benefits of its integration, business improvement and comprehensive restructuring plans, the Company’s ability to realize all of the intended benefits from acquisitions or investments, the Company’s ability to complete divestitures successfully, the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness and the Company’s ability to finance its capital requirements, changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general, the impact of governmental regulations and other governmental actions related to the Company and its operations; and litigation and governmental proceedings. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.

All forward-looking statements, expressed or implied, attributed to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$161.3	$153.4
Accounts receivable, net of allowance of $1.8 and $2.3 at March 31, 2023 and December 31, 2022, respectively	175.3	179.0
Drivers’ advances and other receivables	7.7	7.9
Other current assets	35.6	37.9
Total current assets	379.9	378.2

Property and equipment, net	493.5	488.3
Intangible assets, net	79.1	80.6
Goodwill	137.3	137.3
Right-of-use assets	105.1	107.6
Other non-current assets	2.9	3.4
Total assets	$1,197.8	$1,195.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18.3	$14.7
Accrued expenses and other liabilities	46.3	44.9
Accrued payroll, benefits and related taxes	27.0	30.8
Accrued insurance and claims	41.1	40.6
Current portion of long-term debt	80.8	78.4
Current operating lease liabilities	34.7	34.4
Total current liabilities	248.2	243.8

Line of credit	—	—
Long-term debt, net of current portion	581.8	582.3
Deferred tax liabilities	95.9	95.0
Non-current operating lease liabilities	76.7	79.6
Other non-current liabilities	1.8	1.7
Total liabilities	1,004.4	1,002.4

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, 10,000,000 total preferred shares authorized:
Series A convertible preferred stock, $0.0001 par value; 650,000 shares issued and outstanding with liquidation preference of $65.0 at March 31, 2023 and December 31, 2022	65.0	65.0
Series B perpetual preferred stock, $0.0001 par value; 67,597 shares issued and outstanding with liquidation preference of $67.6 at March 31, 2023 and December 31, 2022	67.6	67.6
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 45,186,400 and 45,028,041 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	295.8	293.1
Accumulated deficit	(234.5)	(232.3)
Accumulated other comprehensive loss	(0.5)	(0.4)
Total stockholders’ equity	193.4	193.0
Total liabilities and stockholders’ equity	$1,197.8	$1,195.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Company freight	$160.3	$156.0
Owner operator freight	112.2	129.8
Brokerage	60.6	78.2
Logistics	15.2	11.4
Fuel surcharge	51.5	45.6
Total revenue	399.8	421.0

Operating expenses:
Salaries, wages and employee benefits	105.2	97.5
Fuel	35.6	35.1
Operations and maintenance	42.1	35.3
Purchased freight	144.4	171.6
Administrative	18.8	17.3
Taxes and licenses	3.8	3.6
Insurance and claims	16.7	23.4
Acquisition-related transaction expenses	0.4	1.4
Depreciation and amortization	25.1	21.6
Gain on disposition of property and equipment	(5.2)	(4.6)
Restructuring charges	1.0	0.6
Total operating expenses	387.9	402.8
Income from operations	11.9	18.2

Other expense (income):
Interest income	(1.4)	(0.1)
Interest expense	12.6	7.1
Change in fair value of warrant liability	—	(4.7)
Other	(0.2)	(0.5)
Total other expense	11.0	1.8

Income before income taxes	0.9	16.4
Income tax expense	0.4	3.4
Net income	0.5	13.0
Other comprehensive loss:
Foreign currency translation adjustments	(0.1)	1.1
Comprehensive income	$0.4	$14.1

Net income	$0.5	$13.0
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.2)
Less dividends to Series B perpetual preferred stockholders	(1.5)	—
Net income (loss) attributable to common stockholders	$(2.2)	$11.8
Earnings (loss) per common share:
Basic	$(0.05)	$0.19
Diluted	$(0.05)	$0.18
Weighted-average common shares outstanding:
Basic	45,143,654	62,891,317
Diluted	45,143,654	65,433,575
Dividends declared per Series A convertible preferred share	$1.91	$1.91
Dividends declared per Series B perpetual preferred share	$21.94	$—

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2023

(Unaudited)

(Dollars in millions)

	Series A Convertible		Series B Perpetual						Accumulated
	Preferred Stock		Preferred Stock		Common Stock				Other
						Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Loss	Total
Balance at January 1, 2023	650,000	$65.0	67,597	$67.6	45,028,041	$—	$293.1	$(232.3)	$(0.4)	$193.0
Vesting of stock awards	—	—	—	—	158,359	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(1.2)	—	(1.2)
Series B perpetual preferred stock dividend	—	—	—	—	—	—	—	(1.5)	—	(1.5)
Stock-based compensation expense	—	—	—	—	—	—	2.9	—	—	2.9
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	—	—	—	—	0.5	—	0.5
Balance at March 31, 2023	650,000	$65.0	67,597	$67.6	45,186,400	$—	$295.8	$(234.5)	$(0.5)	$193.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2022

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Loss	Total
Balance at January 1, 2022	650,000	$65.0	62,489,278	$—	$387.8	$(276.8)	$—	$176.0
Exercise of options	—	—	91,425	—	0.8	—	—	0.8
Exercise of warrants	—	—	817,648	—	9.4	—	—	9.4
Vesting of stock awards	—	—	43,450	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.2	—	—	2.2
Net income	—	—	—	—	—	13.0	—	13.0
Balance at March 31, 2022	650,000	$65.0	63,441,801	$—	$400.2	$(265.0)	$—	$200.2

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$0.5	$13.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.6	19.9
Amortization of intangible assets	1.5	1.7
Amortization of deferred financing fees	0.3	0.3
Non-cash operating lease expense	(0.1)	—
Change in fair value of warrant liability	—	(4.7)
Stock-based compensation expense	5.1	4.2
Deferred taxes	0.8	0.3
Bad debt expense (recovery)	(0.4)	0.1
Gain on disposition of property and equipment	(5.2)	(4.6)
Changes in operating assets and liabilities:
Accounts receivable	4.1	(26.4)
Drivers’ advances and other receivables	0.3	(4.7)
Other current assets	2.7	4.3
Accounts payable	4.4	5.4
Accrued expenses and other liabilities	(6.6)	20.4
Net cash provided by operating activities	31.0	29.2

Cash flows from investing activities
Purchases of property and equipment	(9.3)	(8.8)
Proceeds from sale of property and equipment	12.0	11.5
Cash paid for acquisitions, net of cash received	—	(19.3)
Net cash (used in) provided by investing activities	2.7	(16.6)

Cash flows from financing activities:
Advances on line of credit	402.4	422.1
Repayments on line of credit	(402.4)	(422.1)
Principal payments on long-term debt	(22.3)	(15.3)
Exercise of stock options, net	—	0.8
Exercise of warrants	—	9.4
Series A convertible preferred stock dividends	(1.2)	(1.2)
Series B perpetual preferred stock dividends	(2.3)	—
Net cash used in financing activities	(25.8)	(6.3)

Effect of exchange rates on cash and cash equivalents	—	(0.3)

Net increase in cash and cash equivalents	7.9	6.0
Cash and cash equivalents – beginning of period	153.4	147.5
Cash and cash equivalents – end of period	$161.3	$153.5

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in millions)

	Three Months Ended
	March 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$12.3	$7.1
Cash paid for income taxes	$0.1	$0.1

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$23.8	$7.3
Right-of-use assets acquired	$7.3	$8.1

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people and a fleet of more than 4,800 tractors and 11,000 flatbed and specialized trailers. The Company delivers its diverse offering of solutions to thousands of customers across the United States, Canada and Mexico. In addition to transporting freight with tractors and trailers, the Company also provides logistical planning and warehousing solutions to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

The consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2022 as set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2023.

Common Stock Purchase Warrants

The Company’s common stock purchase warrants expired in accordance with their terms on February 27, 2022 and are no longer exercisable. During the first quarter of 2022, prior to their expiration, there were 1,635,296 warrants exercised for 817,648 shares of the Company’s common stock in exchange for $9.4 million in proceeds to the Company.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standard Update (ASU) No. 2016-13, Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. In addition, in March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and writeoffs. The Company adopted these ASUs as of January 1, 2023. The adoption did not have a material impact on the Company's consolidated financial statements.

Lease Income

The Company leases tractors and trailers to certain of its owner operators and accounts for these transactions as operating leases. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term, which are reported as a reduction of purchased freight on the consolidated statements of operations and comprehensive income. The Company's equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

Lease income from lease payments related to these operating leases for the three months ended March 31, 2023 and 2022 was $7.9 million and $7.6 million, respectively.

NOTE 2 – OTHER CURRENT ASSETS

The components of other current assets are as follows (in millions):

	March 31,	December 31,
	2023	2022
Income tax receivable	$13.6	$13.8
Prepaid insurance	7.7	8.4
Prepaid licensing, permits and tolls	4.8	5.0
Parts supplies	4.4	4.2
Other prepaids	2.9	2.9
Prepaid software	1.6	1.3
Prepaid highway and fuel taxes	0.6	1.1
Prepaid taxes	—	1.2
Total	$35.6	$37.9

NOTE 3 – INTEGRATION AND RESTRUCTURING

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan (the Transformation Plan or the Plan). Our goal is to drive synergies and improve profitability through cost reduction, network optimization and commercial initiatives which will be facilitated by the continued integration of our collective operating companies into a subset of our highest-performing platform companies. We believe these measures will unite teams across the Company around a culture of close coordination and continuous improvement, providing for opportunistic expansion into incremental services, geographies, and industrial end markets. These efforts provide a preview of the potential of One Daseke, our name for the initiatives through which we are driving the next phase of our Company’s growth - one that benefits from the sharing of best practices, the optimization of processes, and the technology enablement necessary to better engage our customers and drivers. As of March 31, 2023, we had nine operating segments.

The integration and restructuring costs, which we expect to incur over the next several years, may consist of employee-related costs and other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs, which are accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. Other transition and termination costs may include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring charges in the consolidated statements of operations and comprehensive income.

The Company recorded $1.0 million of integration and restructuring expenses, primarily related to professional fees, in connection with the Plan in the three months ended March 31, 2023, comprised of $0.6 million in the Specialized Solutions segment and $0.4 million in the Flatbed Solutions segment. As of March 31, 2023, we have incurred a cumulative total of $3.4 million in integration and restructuring costs since inception of the Plan.

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in millions):

	March 31,	December 31,
	2023	2022
Revenue equipment	$620.9	$611.3
Revenue equipment leased and available for lease to owner operators	142.5	145.1
Buildings and improvements	62.7	62.4
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	43.8	40.7
Property and equipment, gross	869.9	859.5
Accumulated depreciation	(376.4)	(371.2)
Property and equipment, net	$493.5	$488.3

Depreciation expense on property and equipment was $23.6 million and $19.9 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of March 31, 2023 and December 31, 2022 (in millions):

	March 31,	December 31,
	2023	2022
Brokerage and escorts	$14.0	$14.1
Unvouchered payables	9.9	9.4
Owner operator deposits	9.6	9.7
Other accrued expenses	7.2	5.6
Fuel and fuel taxes	4.0	2.7
Interest	0.9	1.0
Accrued property taxes and sales taxes payable	0.7	2.4
	$46.3	$44.9

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2023 and December 31, 2022 (in millions):

	March 31,	December 31,
	2023	2022
Term Loan Facility	$392.0	$393.0
ABL Facility	—	—
Equipment and real estate term loans	253.8	249.1
Finance lease liabilities	22.9	25.0
Total debt and finance lease liabilities	668.7	667.1
Less current portion	(80.8)	(78.4)
Less unamortized deferred financing fees	(6.1)	(6.4)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$581.8	$582.3

Term Loan Facility

The Company has a senior secured term loan credit facility (the Term Loan Facility) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a lender, other lenders party thereto and other financial institutions party thereto. The Term Loan Facility has an outstanding balance of $392.0 million as of March 31, 2023. The Term Loan Facility has a scheduled maturity date of March 9, 2028. At March 31, 2023 and December 31, 2022, the interest rate on the Term Loan Facility was 8.64% and 8.39%, respectively. As of March 31, 2023, the Company was in compliance with all covenants contained in the agreement governing the Term Loan Facility.

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the ABL Credit Agreement) with PNC Bank, National Association, as administrative agent and the lenders party thereto.

As of March 31, 2023, the Company had no borrowings, $22.3 million in letters of credit outstanding, and could incur approximately $104.6 million of additional indebtedness under the ABL Facility, based on current qualified collateral. As of March 31, 2023, the interest rate on the ABL Facility was 6.35%. As of March 31, 2023, the Company was in compliance with all covenants contained in the ABL Credit Agreement.

Equipment and Real Estate Term Loans

As of March 31, 2023, the Company had term loans collateralized by equipment in the aggregate amount of $251.6 million with 13 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 7.4%, require monthly payments of principal and interest and mature at various dates through January 2030. As of March 31, 2023, the weighted average interest rate was 4.9%.

As of March 31, 2023, the Company has a bank mortgage loan with a balance of $2.2 million incurred to finance the construction of certain facilities in Redmond, Oregon.

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended March 31, 2023 and 2022 were 44.4% and 20.7%, respectively. The Company's effective tax rate differs from the federal statutory rate due to state and foreign income taxes, global intangible low-taxed income inclusion, and the impact of certain nondeductible expenses related to executive compensation and driver per diem as compared to forecasted full-year earnings. State tax rates vary among states and typically range from 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three months ended March 31, 2023 differs from the effective tax rate for the same period in 2022 primarily due to the current forecasted full-year earnings, in which the unfavorable permanent adjustments noted above generated a greater impact on the effective tax rate.

There were no changes in uncertain tax positions during the three months ended March 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of March 31, 2023 and December 31, 2022 totaling approximately $24.7 million and $24.9 million, respectively, including those disclosed in Note 6. These letters of credit are related to security provided for potential liability and workers’ compensation insurance claims.

Contingencies

The Company is involved in certain claims and pending litigation arising in the normal course of business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters. The Company maintains liability insurance to cover liabilities arising from these matters but is responsible for paying self-insurance and deductibles on such matters up to a certain threshold before the insurance is applied.

NOTE 9 – REPORTABLE SEGMENTS

The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. During the fourth quarter of 2022, the Company began reporting segment results to its chief operating decision maker with intersegment revenues and expenses eliminated at the applicable reportable segment level, as well as corporate costs allocated to its two reportable segments based upon respective reportable segment revenue. Previously, the Company had disclosed a corporate segment, which was not an operating segment and included acquisition transaction expenses, corporate salaries, interest expense and certain other corporate administrative expenses and intersegment eliminations. As a result of this change, the Company has restated its prior period segment results below to reflect these changes in its segment financial data.

The Company’s operating segments, from time to time, provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s reportable segment results. Intersegment transportation and related services revenues and expenses for the Flatbed Solutions segment totaled $0.3 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Intersegment transportation and related services revenues and expenses for the Specialized Solutions segment totaled $1.7 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three months ended March 31, 2023 and 2022 (in millions):

	Flatbed	Specialized	Consolidated
	Solutions Segment	Solutions Segment	Total
Three Months Ended March 31, 2023
Total revenue	$169.1	$230.7	$399.8
Company freight	44.9	115.4	160.3
Owner operator freight	73.9	38.3	112.2
Brokerage	23.4	37.2	60.6
Logistics	1.0	14.2	15.2
Fuel surcharge	25.9	25.6	51.5
Operating income	3.2	8.7	11.9
Depreciation	11.4	12.2	23.6
Amortization of intangible assets	0.6	0.9	1.5
Restructuring	0.4	0.6	1.0
Non-cash operating lease expense	(0.1)	—	(0.1)
Interest expense	5.3	7.3	12.6
Total property and equipment additions	14.7	18.4	33.1

Three Months Ended March 31, 2022
Total revenue	$194.4	$226.6	$421.0
Company freight	41.3	114.7	156.0
Owner operator freight	87.7	42.1	129.8
Brokerage	41.1	37.1	78.2
Logistics	1.0	10.4	11.4
Fuel surcharge	23.3	22.3	45.6
Operating income	9.4	8.8	18.2
Depreciation	8.4	11.5	19.9
Amortization of intangible assets	0.7	1.0	1.7
Restructuring	0.3	0.3	0.6
Non-cash operating lease expense	—	—	—
Interest expense	3.1	4.0	7.1
Total property and equipment additions	5.5	10.6	16.1

A measure of assets is not applicable, as segment assets are not regularly reviewed by the chief operating decision maker for evaluating performance or allocating resources.

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

For the three months ended March 31, 2023 and 2022, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted earnings (loss) per share as their effects were anti-dilutive. In addition, for the three months ended March 31, 2023, non-participating outstanding share-based payment awards were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended
	March 31,
(in millions, except per share data)	2023	2022

Numerator:
Net income	$0.5	$13.0
Less Series A Preferred Stock dividends	(1.2)	(1.2)
Less Series B Preferred Stock dividends	(1.5)	—
Net income (loss) attributable to common stockholders	(2.2)	11.8
Allocation of earnings to non-vested participating RSUs	—	(0.1)
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$(2.2)	$11.7

Effect of dilutive securities:
Add back Series A Preferred Stock dividends	$—	$—
Add back allocation earnings to participating securities	—	0.1
Reallocation of earnings to participating securities considering potentially dilutive securities	—	(0.1)
Numerator for diluted EPS - income (loss) available to common stockholders - two class method	$(2.2)	$11.7

Denominator:
Denominator for basic EPS - weighted-average shares	45,143,654	62,891,317

Effect of dilutive securities:
Non-participating outstanding share-based payment awards	—	2,542,258
Series A Preferred Stock	—	—
Denominator for diluted EPS - weighted-average shares	45,143,654	65,433,575

Basic earnings (loss) per share	$(0.05)	$0.19
Diluted earnings (loss) per share	$(0.05)	$0.18

NOTE 11 – SUBSEQUENT EVENTS

In May 2023, the Company redeemed all 20,000 shares of issued and outstanding Series B-1 perpetual preferred stock by paying $20.3 million in cash, which included $20.0 million liquidation preference, plus $0.3 million in accrued and unpaid dividends.

In May 2023, the Company made a $50.0 million cash prepayment of the Term Loan Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people and a fleet of more than 4,800 tractors and 11,000 flatbed and specialized trailers. The Company delivers its diverse offering of solutions to thousands of customers across the United States, Canada and Mexico. In addition to transporting freight with tractors and trailers, the Company also provides logistical planning and warehousing solutions to customers.

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

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing committed capacity and continuity of operations to meet shippers’ needs. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure requirements and fixed costs.

Recent Developments

Looking ahead into the remainder of 2023, we expect for market conditions to remain challenging, including soft freight rates and inflationary cost pressures, without clear visibility into timing and magnitude of recovery in the general economy. We do not expect to see the seasonal up-tick characteristic we typically see in the second and third quarters. If this expectation prevails, we expect our full year 2023 performance to be lower than our initial outlook. In addition, we have reduced our estimate of 2023 net capital expenditures to be $135 million to $145 million. That said, we are investing in our equipment and technology, while concurrently targeting cost and revenue optimization initiatives across the organization.

Earlier this year, we announced specific actions aligned with our capital allocation priorities designed to enhance the strength of our balance sheet and reduce financial leverage. To that end, in May 2023, we (1) redeemed all 20,000 shares of issued and outstanding Series B-1 perpetual preferred stock by paying $20.3 million in cash, which included $20.0 million liquidation preference, plus $0.3 million in accrued and unpaid dividends, and (2) made a $50.0 million cash prepayment of the Term Loan Facility. We will continue to evaluate opportunities for additional, outsized repayments to reduce gross leverage.

Results of Operations

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the three months ended March 31, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Three Months Ended March 31,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$160.3	40.1%	$156.0	37.1%	$4.3	2.8%
Owner operator freight	112.2	28.1	129.8	30.8	(17.6)	(13.6)
Brokerage	60.6	15.2	78.2	18.6	(17.6)	(22.5)
Logistics	15.2	3.8	11.4	2.7	3.8	33.3
Fuel surcharge	51.5	12.8	45.6	10.8	5.9	12.9
Total revenue	$399.8	100.0%	$421.0	100.0%	$(21.2)	(5.0)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$105.2	26.3%	$97.5	23.2%	$7.7	7.9%
Fuel	35.6	8.9	35.1	8.3	0.5	1.4
Operations and maintenance	42.1	10.5	35.3	8.4	6.8	19.3
Purchased freight	144.4	36.1	171.6	40.8	(27.2)	(15.9)
Administrative	18.8	4.7	17.3	4.1	1.5	8.7
Taxes and licenses	3.8	1.0	3.6	0.9	0.2	5.6
Insurance and claims	16.7	4.2	23.4	5.6	(6.7)	(28.6)
Acquisition-related transaction expenses	0.4	0.1	1.4	0.3	(1.0)	(71.4)
Depreciation and amortization	25.1	6.3	21.6	5.1	3.5	16.2
Gain on disposition of revenue property and equipment	(5.2)	(1.2)	(4.6)	(1.1)	(0.6)	13.0
Restructuring charges	1.0	0.3	0.6	0.1	0.4	66.7
Total operating expenses	$387.9	97.0%	$402.8	95.7%	$(14.9)	(3.7)%

INCOME FROM OPERATIONS	$11.9	3.0%	$18.2	4.3%	$(6.3)	(34.6)%

Other expense (income):
Interest income	$(1.4)	(0.4)%	$(0.1)	—%	$(1.3)	1,300.0%
Interest expense	12.6	3.2	7.1	1.7	5.5	77.5
Change in fair value of warrant liability	—	—	(4.7)	(1.1)	4.7	(100.0)
Other	(0.2)	(0.1)	(0.5)	(0.1)	0.3	(60.0)
Total other expense	$11.0	2.8%	$1.8	0.4%	$9.2	511.1%

Income before income taxes	$0.9	0.2%	$16.4	3.9%	$(15.5)	(94.5)%
Income tax expense	0.4	0.1	3.4	0.8	(3.0)	(88.2)
Net income	$0.5	0.1%	$13.0	3.1%	$(12.5)	(96.2)%

OPERATING STATISTICS:
Company miles	56.9		51.8		5.1	9.8%
Owner operator miles	40.3		44.8		(4.5)	(10.0)
Total miles (in millions)	97.2		96.6		0.6	0.6%

Rate per mile	$2.80		$2.96		$(0.16)	(5.4)%
Revenue per tractor	$55,800		$61,900		$(6,100)	(9.9)%

Company owned tractors, at quarter-end	2,907		2,518		389	15.4%
Owner operator tractors, at quarter-end	1,907		2,047		(140)	(6.8)
Number of trailers, at quarter-end	11,076		11,051		25	0.2%

Company owned tractors, average for the quarter	2,930		2,556		374	14.6%
Owner operator tractors, average for the quarter	1,956		2,060		(104)	(5.0)
Total tractors, average for the quarter	4,886		4,616		270	5.8%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the three months ended March 31, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Three Months Ended March 31,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$115.4	50.0%	$114.7	50.6%	$0.7	0.6%
Owner operator freight	38.3	16.6	42.1	18.6	(3.8)	(9.0)
Brokerage	37.2	16.1	37.1	16.4	0.1	0.3
Logistics	14.2	6.2	10.4	4.6	3.8	36.5
Fuel surcharge	25.6	11.1	22.3	9.8	3.3	14.8
Total revenue	$230.7	100.0%	$226.6	100.0%	$4.1	1.8%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$70.6	30.6%	$66.1	29.2%	$4.5	6.8%
Fuel	25.1	10.9	25.2	11.1	(0.1)	(0.4)
Operations and maintenance	30.1	13.0	24.8	10.9	5.3	21.4
Purchased freight	61.3	26.6	64.6	28.5	(3.3)	(5.1)
Depreciation and amortization	13.1	5.7	12.5	5.5	0.6	4.8
Restructuring charges	0.6	0.3	0.3	0.1	0.3	100.0
Other operating expenses	21.2	9.2	24.3	10.7	(3.1)	(12.8)
Total operating expenses	$222.0	96.2%	$217.8	96.1%	$4.2	1.9%

INCOME FROM OPERATIONS	$8.7	3.8%	$8.8	3.9%	$(0.1)	(1.1)%

OPERATING STATISTICS:
Company miles	37.8		36.0		1.8	5.0%
Owner operator miles	8.7		10.6		(1.9)	(17.9)
Total miles (in millions)	46.5		46.6		(0.1)	(0.2)%

Rate per mile	$3.31		$3.36		$(0.05)	(1.5)%
Revenue per tractor	$62,400		$68,600		$(6,200)	(9.0)%

Company owned tractors, at quarter-end	2,002		1,795		207	11.5%
Owner operator tractors, at quarter-end	420		479		(59)	(12.3)
Number of trailers, at quarter-end	7,134		7,005		129	1.8%

Company owned tractors, average for the quarter	2,029		1,801		228	12.7%
Owner operator tractors, average for the quarter	434		485		(51)	(10.5)
Total tractors, average for the quarter	2,463		2,286		177	7.7%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the three months ended March 31, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Three Months Ended March 31,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$44.9	26.6%	$41.3	21.2%	$3.6	8.7%
Owner operator freight	73.9	43.7	87.7	45.1	(13.8)	(15.7)
Brokerage	23.4	13.8	41.1	21.1	(17.7)	(43.1)
Logistics	1.0	0.6	1.0	0.5	—	—
Fuel surcharge	25.9	15.3	23.3	12.1	2.6	11.2
Total revenue	$169.1	100.0%	$194.4	100.0%	$(25.3)	(13.0)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$34.6	20.5%	$31.4	16.2%	$3.2	10.2%
Fuel	10.5	6.2	9.9	5.1	0.6	6.1
Operations and maintenance	12.0	7.1	10.5	5.4	1.5	14.3
Purchased freight	83.1	49.1	107.0	55.0	(23.9)	(22.3)
Depreciation and amortization	12.0	7.1	9.1	4.7	2.9	31.9
Restructuring charges	0.4	0.2	0.3	0.2	0.1	33.3
Other operating expenses	13.3	7.9	16.8	8.6	(3.5)	(20.8)
Total operating expenses	$165.9	98.1%	$185.0	95.2%	$(19.1)	(10.3)%

INCOME FROM OPERATIONS	$3.2	1.9%	$9.4	4.8%	$(6.2)	(66.0)%

OPERATING STATISTICS:
Company miles	19.1		15.8		3.3	20.9%
Owner operator miles	31.6		34.2		(2.6)	(7.6)
Total miles (in millions)	50.7		50.0		0.7	1.4%

Rate per mile	$2.34		$2.58		$(0.24)	(9.3)%
Revenue per tractor	$49,000		$55,400		$(6,400)	(11.6)%

Company owned tractors, at quarter-end	905		723		182	25.2%
Owner operator tractors, at quarter-end	1,487		1,568		(81)	(5.2)
Number of trailers, at quarter-end	3,942		4,046		(104)	(2.6)%

Company owned tractors, average for the quarter	901		755		146	19.3%
Owner operator tractors, average for the quarter	1,522		1,575		(53)	(3.4)
Total tractors, average for the quarter	2,423		2,330		93	4.0%

Revenue.  Total revenue decreased 5.0% for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in total revenue was primarily attributed to decreased owner operator freight and brokerage revenue due to the macro trend of lower available freight volumes and the intentional shift toward loading company-owned tractors. We invested in additional company-owned tractors, expanded the company-driver team, and strategically prioritized loads on the company-owned tractors, which led to a 2.8% increase in company freight revenue. Total miles driven increased 0.6%, whereas rate per mile decreased 5.4%. The decrease in rate per mile was primarily due to a decrease in market rates. In addition, we experienced decreases in productivity, as drivers had to undertake longer routes between loads, due to the deceleration in available freight loads across the transportation industry.

The Company’s Specialized Solutions segment’s revenue increased 1.8% for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in revenue was primarily due to our acquisition of SJ Transportation Co., Inc. (SJ Transportation) on March 3, 2022, which contributed an incremental $5.5 million in revenue compared to the same period in 2022, post-acquisition. We saw revenue increases in the agriculture and energy end markets that were offset by revenue declines in the construction and manufacturing end markets. Productivity declined as there were fewer loads available which required longer routes and empty miles between loads. Logistics revenue increased 36.5% for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to strong commercial efforts that led to an increase in storage revenue at various warehousing locations. Company freight increased 0.6% for the three months ended March 31, 2023 as compared to the same period in 2022 due to a 5.0% increase in miles driven, partially offset by a 4.2% decrease in company rate per mile. Owner operator freight decreased 9.0% due to a 17.9% decrease in miles driven, partially offset by an increase in owner operator rate per mile associated with an increase in high security cargo loads. Brokerage revenue was generally consistent for the three months ended March 31, 2023 as compared to the same period in 2022. Total brokerage loads were down 17% and brokerage revenue per load was up 20%, which resulted in the slight increase in brokerage revenue. We utilized our brokerage service offering for some incremental wind-related projects during the quarter which resulted in the increase in brokerage revenue per load. Fuel surcharge revenue increased 14.8% for the three months ended March 31, 2023 as compared to the same period in 2022 due to increased fuel costs that resulted in higher fuel surcharges to our customers.

The Company’s Flatbed Solutions segment’s revenue decreased 13.0% for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to a 9.3% decrease in rate per mile and a 1.4% increase in total miles, driven by an increase in tractors which was partially offset by a decline in productivity. Strength primarily in our manufacturing end market was more than offset by declines in the steel and construction end markets. Company freight revenue increased 8.7% due to a 20.9% increase in miles driven, partially offset by a 10.1% decrease in company rate per mile. Owner operator freight decreased 15.7% due to a 7.6% decrease in miles driven and a decrease in owner operator rate per mile. There was an increase of 19.3% in the average company owned tractors, and a decrease of 3.4% in the average owner operator tractors for the three months ended March 31, 2023 as compared to the same period in 2022. Brokerage revenue decreased 43.1% for the three months ended March 31, 2023 as compared to the same period in 2022. Our brokerage service offering is typically utilized in strong rate environments in order to capture excess volumes. Accordingly, total brokerage loads were down 38% and brokerage revenue per load was down 9%, which resulted in the decrease in brokerage revenue. Fuel surcharge revenue increased 11.2% for the three months ended March 31, 2023 as compared to the same period in 2022 due to increased fuel costs that resulted in higher fuel surcharges to our customers.

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

Salaries, wages and employee benefits expense increased 7.9% for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in salaries, wages and employee benefits expense was primarily due to incremental driver compensation, increased corporate headcount and stock compensation, partially offset by decreased health insurance claims. Salaries, wages and employee benefits expense, as a percentage of consolidated revenue (excluding brokerage and owner operator revenue), was generally consistent for the three months ended March 31, 2023 as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense increased 6.8% for the three months ended March 31, 2023 compared to the same period in 2022, primarily as a result of incremental driver compensation, increased allocated corporate headcount and stock compensation, partially offset by decreased health insurance claims. The incremental driver compensation was due to a 2% increase in driver rate and a 5.0% increase in Company miles. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions revenue (excluding brokerage and owner operator revenue), was generally consistent for the three months ended March 31, 2023 as compared to the same period in 2022.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense increased 10.2% for the three months ended March 31, 2023 compared to the same period in 2022, primarily as a result of incremental driver compensation, increased allocated corporate headcount and stock compensation, partially offset by decreased health insurance claims. The incremental driver compensation was due to a 20.9% increase in Company miles and an 8% increase in driver rate due to driver pay lagging in response to the overall market rate environment. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions revenue (excluding brokerage and owner operator revenue), was generally consistent for the three months ended March 31, 2023 as compared to the same period in 2022.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense increased 1.4% for the three months ended March 31, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s fuel expense was generally consistent for the three months ended March 31, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s fuel expense increased 6.1% for the three months ended March 31, 2023 as compared to the same period in 2022. These increases are primarily due to an increase in Company miles driven for the three months ended March 31, 2023 as compared to the same period in 2022, partially offset by a reduction in fuel cost per mile that was primarily attributed to negotiated fuel discounts and rebates utilizing our fuel network. Company miles increased by 5.0% in our Specialized Solutions segment and increased by 20.9% in our Flatbed Solutions segment, when compared to the same period in 2022.

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

Operations and maintenance expense increased 19.3% for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to a $3.8 million increase in maintenance costs such as repairs and tires, largely driven by a 9.8% increase in company miles driven, inflation and supply chain shortages of parts, and a $2.8 million increase in pilot cars cost. The Company’s Specialized Solutions segment’s operations and maintenance expense increased 21.4% for the three months ended March 31, 2023 as compared to the same period in 2022 primarily as a result of a $2.8 million increase in pilot cars cost, which was associated with an increase in wind-related projects, as well as a $1.9 million increase in maintenance costs, largely due to a 5.0% increase in company miles driven, inflation and supply chain shortages of parts. The Company’s Flatbed Solutions segment’s operations and maintenance expense increased 14.3% for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to a $1.8 million increase in maintenance costs due to a 20.9% increase in company miles driven, inflation and supply chain shortages of parts. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), was generally consistent for the three months ended March 31, 2023 as compared to the same period in 2022.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense decreased 15.9% during the three months ended March 31, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $29.5 million during the three months ended March 31, 2023 as compared to the same period in 2022 as a result of 10.0% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers increased $2.3 million during the three months ended March 31, 2023 as compared to the same period in 2022, as a result of an increase in utilization of third-party capacity providers associated with some wind-related projects. Purchased freight expense, as a percentage of consolidated revenue, for the three months ended March 31, 2023, decreased 4.7% as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 5.1% during the three months ended March 31, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $5.8 million during the three months ended March 31, 2023 as compared to the same period in 2022, as a result of a 17.9% decrease in owner operator miles driven, partially offset by a 10.8% increase in owner operators’ rate. Purchased freight expense from third-party capacity providers increased $2.5 million during the three months ended March 31, 2023 as compared to the same period in 2022, as a result of an increase in utilization of third-party capacity providers associated with some wind-related projects. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the three months ended March 31, 2023, was generally consistent as compared to the same period in 2022.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 22.3% for the three months ended March 31, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $23.7 million for the three months ended March 31, 2023 as compared to the same period in 2022, as a result of a 7.6% decrease in owner operator miles driven and an 8.8% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers was generally consistent during the three months ended March 31, 2023 as compared to the same period in 2022. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the three months ended March 31, 2023, decreased 5.9% as compared to the same period in 2022.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation for company-owned tractors and trailers and amortization of finance lease right-of-use assets. The primary factors affecting these expense items include the size of the fleet and age of company-owned tractors and trailers and the cost of new equipment. Amortization of intangible assets is also included in this expense.

Depreciation and amortization expense increased 16.2% for the three months ended March 31, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s depreciation and amortization expense increased approximately 4.8% for the three months ended March 31, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 31.9% for the three months ended March 31, 2023 as compared to the same period in 2022. These increases were primarily related to the increase of company-owned tractors, primarily related to capital expenditures that were originally planned for 2022, but were previously delayed due to supply chain disruptions.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. Factors affecting the Company’s insurance and claims expense are the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels; however, insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Insurance and claims expense decreased 28.6% during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to a $13.1 million decrease in insurance claims, partially offset by a $6.5 million increase in the estimate of incurred but not recorded claims.

Other Expense (Income). Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense increased 77.5% for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to a rising interest rate environment. The Company’s common stock purchase warrants expired in February 2022 and are no longer exercisable. Change in fair value of warrant liability was a gain of $4.7 million for the three months ended March 31, 2022.

Income Tax. Income tax expense was $0.4 million for the three months ended March 31, 2023 compared to income tax expense of $3.4 million for the same period in 2022. The effective tax rate was 44.4% for the three months ended March 31, 2023, compared to 20.7% for the same period in 2022. The difference between the Company’s effective tax rate and the federal statutory rate is primarily a result of state and foreign income taxes, global intangible low-taxed income inclusion, and the impact of certain nondeductible expenses related to executive compensation and driver per diem as compared to forecasted earnings.

Liquidity, Capital Resources and Capital Requirements

The Company had the following sources of liquidity available at March 31, 2023 and December 31, 2022 (in millions).

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$161.3	$153.4
Availability under line of credit	104.6	110.9
Total	$265.9	$264.3

The Company’s primary sources of liquidity have been cash provided by operating activities and borrowings under its credit facilities. The Company also receives cash from sales of equipment and historically received cash from issuances of capital stock.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. The Company also uses large amounts of cash and credit for capital expenditures as well as repurchases of equity securities from time to time.

The Company believes it can finance its expected cash needs, including debt repayment, in the short-term with cash flows from operations, and borrowings available under the ABL Facility. The Company expects that the ABL Facility will provide sufficient credit availability to support its ongoing operations, fund debt service requirements, capital expenditures, and working capital needs. Over the long-term, the Company will continue to have significant capital requirements, and expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of these funding requirements, the Company may in the future need to sell additional equity or debt securities or seek additional financing through additional borrowings, lease financing or equity capital. The availability of financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing or equity capital is not available at the time it needs to incur such expenditures, the Company may be required to extend the maturity of then outstanding indebtedness, rely on alternative financing arrangements or engage in asset sales.

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

Total property and equipment additions for the three months ended March 31, 2023 and 2022 are shown below (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash capital receipts	$(2.7)	$(2.7)
Property and equipment acquired with debt or finance lease obligations	23.8	7.3
Total net property and equipment additions	$21.1	$4.6

Total net property and equipment additions increased due to an increase in financed equipment purchases during the three months ended March 31, 2023 primarily related to capital expenditures that were originally planned for 2022, but were previously delayed due to supply chain disruptions.

The Company currently estimates its 2023 net capital expenditures to be $135 million to $145 million.

Operating leases

The Company entered into operating leases for revenue equipment and other equipment with terms of one year to five years and real property with terms of two years to five years having right-of-use asset values at lease inception of $3.3 million and $3.9 million, respectively, for the three months ended March 31, 2023.

Material Debt

Overview

As of March 31, 2023, the Company had the following material debt:

•
the Term Loan Facility and the ABL Facility;
•
equipment and real estate term loans; and
•
finance lease liabilities.

The amounts outstanding under such agreements were as follows (in millions):

	March 31,	December 31,
	2023	2022
Term Loan Facility	$392.0	$393.0
ABL Facility	—	—
Equipment and real estate term loans	253.8	249.1
Finance lease liabilities	22.9	25.0
Total debt and finance lease liabilities	668.7	667.1
Less current portion	(80.8)	(78.4)
Less unamortized deferred financing fees	(6.1)	(6.4)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$581.8	$582.3

The Company regularly evaluates its capital structure and liquidity position. From time to time and as opportunities arise, the Company may access the debt capital markets and modify its debt arrangements to optimize its capital structure and liquidity position.

See Note 6 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of March 31, 2023, the Company has (i) a senior secured term loan credit facility with an outstanding balance of $392.0 million, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base). As of March 31, 2023, the Company had no borrowings outstanding on the ABL Facility, $22.3 million in outstanding letters of credit, and $104.6 million available under the ABL Facility, based on current qualified collateral. Under the terms of the ABL Facility, lenders may issue up to $40 million of standby letters of credit on our behalf. Outstanding letters of credit reduce the availability on the $150 million ABL Facility. Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurance liabilities.

As of March 31, 2023, the Company had $253.8 million of equipment and real estate term loans and $22.9 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months.

Cash Flows

The Company’s summary statements of cash flows information for the three months ended March 31, 2023 and 2022 is set forth in the table below (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$31.0	$29.2
Net cash (used in) provided by investing activities	$2.7	$(16.6)
Net cash used in financing activities	$(25.8)	$(6.3)

Operating Activities. Cash provided by operating activities was $31.0 million during the three months ended March 31, 2023 and consisted of $0.5 million of net income plus $25.6 million of non-cash items, consisting primarily of depreciation, amortization, deferred taxes, gain on disposition of property and equipment, and stock-based compensation, and $4.9 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the three months ended March 31, 2023 reflect a decrease of $4.1 million in accounts receivable, a decrease of $0.3 million in drivers’ advances and other receivables, a decrease of $2.7 million in other current assets, and an increase of $4.4 million in accounts payable, partially offset by a decrease of $6.6 million in accrued expenses and other liabilities.

The $1.8 million increase in cash provided by operating activities during the three months ended March 31, 2023, as compared with the three months ended March 31, 2022, was the result of increases in net cash provided by working capital of $5.9 million, increases in non-cash items of $8.4 million, offset by a $12.5 million reduction to net income.

Investing Activities. Cash provided by investing activities was $2.7 million for the three months ended March 31, 2023 as compared to cash used in investing activities of $16.6 million for the three months ended March 31, 2022. This change is primarily due to a $19.3 million cash payment during the three months ended March 31, 2022 for the SJ Transportation acquisition, an increase of $0.5 million in cash receipts from sales of revenue equipment, partially offset by an increase of $0.5 million in cash equipment purchases for the three months ended March 31, 2023.

Total net cash capital receipts for the three months ended March 31, 2023 and 2022 are shown below (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue equipment	$3.1	$7.8
Revenue equipment leased and available for lease to owner operators	2.8	—
Buildings and improvements	0.3	0.2
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	3.1	0.8
Total cash capital expenditures	9.3	8.8
Less: Proceeds from sales of property and equipment	12.0	11.5
Net cash capital receipts	$(2.7)	$(2.7)

Financing Activities. Cash used in financing activities increased from $6.3 million for the three months ended March 31, 2022 to $25.8 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, we had approximately $7.0 million more net debt-related payments and $2.3 million in dividend payments related to the Series B preferred stock (which were issued in November 2022) compared to same period in 2022. During the three months ended March 31, 2022, we received $9.4 million in proceeds from warrant exercises and $0.8 million in stock options exercises compared to none in the same period in 2023.

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

The Company considers critical accounting estimates to be those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. See “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our critical accounting estimates; there have been no material changes to the Company’s critical accounting estimates as disclosed therein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2022. For further information on the Company’s market risk, refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2	Charter Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

3.3	Amended and Restated By-Laws, effective as of November 15, 2022 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

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

Date: May 9, 2023	DASEKE, INC.

	By:	/s/ Aaron Coley
	Name:	Aaron Coley
	Title:	Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial Officer)