Form 10-Q
period 2023-06-30
Daseke, Inc.
filed 2023-08-03
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Common shares of the registrant outstanding at July 27, 2023 were 45,852,997.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Report) of Daseke, Inc. (Daseke) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Except as otherwise indicated by the context, references in this Report to the “Company,” “we,” “us” and “our” are to Daseke together with its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “should,” “could,” “would,” “forecast,” “seek,” “target,” “predict,” and “potential,” the negative of these terms, or other comparable terminology. Forward-looking statements may include statements about the Company’s goals, business strategy and plans; the Company’s financial strategy, liquidity and capital required for its business strategy and plans; the Company’s competition and government regulations; general economic conditions; and the Company’s future operating results.

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

Forward-looking statements are subject to risks and uncertainties (many of which are beyond our control) that could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, general economic and business risks, such as downturns in customers’ business cycles and recessionary economic cycles, changes in customers’ inventory levels and in the availability of funding for their working capital, disruptions in capital and credit markets, inflationary cost pressures and rising interest rates; the Company’s ability to adequately address downward pricing and other competitive pressures; the Company’s insurance or claims expense; driver shortages and increases in driver compensation or owner-operator contracted rates; fluctuations in the price or availability of diesel fuel; increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment; supply chain disruptions and constraints generally; seasonality and the impact of weather and other catastrophic events; the Company’s ability to secure the services of third-party capacity providers on competitive terms; loss of key personnel; a failure of the Company’s information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data or other security breach, or cybersecurity incidents; the Company’s ability to execute and realize all of the expected benefits of its integration, business improvement and comprehensive restructuring plans; the Company’s ability to realize all of the intended benefits from acquisitions or investments; the Company’s ability to complete divestitures successfully; the Company’s ability to generate sufficient cash to service all of the Company’s indebtedness; the Company’s ability to finance its capital requirements; changes in existing laws or regulations, including environmental and worker health safety laws and regulations and those relating to tax rates or taxes in general; the impact of governmental regulations and other governmental actions related to the Company and its operations; and litigation and governmental proceedings. For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, please see the Company’s filings with the Securities and Exchange Commission (the SEC), particularly the section titled “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.

All forward-looking statements, expressed or implied, attributed to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$93.7	$153.4
Accounts receivable, net of allowance of $1.8 and $2.3 at June 30, 2023 and December 31, 2022, respectively	180.1	179.0
Drivers’ advances and other receivables	8.3	7.9
Other current assets	38.2	37.9
Total current assets	320.3	378.2

Property and equipment, net	532.4	488.3
Intangible assets, net	76.9	80.6
Goodwill	137.5	137.3
Right-of-use assets	98.3	107.6
Other non-current assets	2.9	3.4
Total assets	$1,168.3	$1,195.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14.1	$14.7
Accrued expenses and other liabilities	51.9	44.9
Accrued payroll, benefits and related taxes	30.9	30.8
Accrued insurance and claims	43.3	40.6
Current portion of long-term debt	90.3	78.4
Current operating lease liabilities	33.5	34.4
Total current liabilities	264.0	243.8

Line of credit	—	—
Long-term debt, net of current portion	557.3	582.3
Deferred tax liabilities	97.6	95.0
Non-current operating lease liabilities	71.0	79.6
Other non-current liabilities	1.9	1.7
Total liabilities	991.8	1,002.4

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, 10,000,000 total preferred shares authorized:
Series A convertible preferred stock, $0.0001 par value; 650,000 shares issued and outstanding with liquidation preference of $65.0 at June 30, 2023 and December 31, 2022	65.0	65.0
Series B perpetual preferred stock, $0.0001 par value; 47,597 shares issued and outstanding with liquidation preference of $47.6 at June 30, 2023 and 67,597 shares issued and outstanding with liquidation preference of $67.6 at December 31, 2022	47.6	67.6
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 45,650,941 and 45,028,041 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	295.1	293.1
Accumulated deficit	(231.3)	(232.3)
Accumulated other comprehensive income (loss)	0.1	(0.4)
Total stockholders’ equity	176.5	193.0
Total liabilities and stockholders’ equity	$1,168.3	$1,195.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Company freight	$170.9	$167.8	$331.2	$323.8
Owner operator freight	112.8	137.9	225.0	267.7
Brokerage	63.2	91.9	123.8	170.1
Logistics	15.0	14.0	30.2	25.4
Fuel surcharge	45.4	69.7	96.9	115.3
Total revenue	407.3	481.3	807.1	902.3

Operating expenses:
Salaries, wages and employee benefits	106.1	97.2	211.3	194.7
Fuel	32.4	45.3	68.0	80.4
Operations and maintenance	43.3	41.1	85.4	76.4
Purchased freight	143.6	197.0	288.0	368.6
Administrative	16.2	17.7	35.0	35.0
Taxes and licenses	4.1	4.1	7.9	7.7
Insurance and claims	16.2	17.6	32.9	41.0
Acquisition-related transaction expenses	0.8	1.9	1.2	3.3
Depreciation and amortization	25.9	22.7	51.0	44.3
Gain on disposition of property and equipment	(3.2)	(4.5)	(8.4)	(9.1)
Impairment	1.5	7.8	1.5	7.8
Restructuring	(0.7)	0.6	0.3	1.2
Total operating expenses	386.2	448.5	774.1	851.3
Income from operations	21.1	32.8	33.0	51.0

Other expense (income):
Interest income	(1.2)	(0.7)	(2.6)	(0.8)
Interest expense	13.1	7.5	25.7	14.6
Change in fair value of warrant liability	—	—	—	(4.7)
Other	(0.3)	0.6	(0.5)	0.1
Total other expense	11.6	7.4	22.6	9.2

Income before income taxes	9.5	25.4	10.4	41.8
Income tax expense	3.8	7.7	4.2	11.1
Net income	5.7	17.7	6.2	30.7
Other comprehensive income (loss):
Foreign currency translation adjustments	0.6	(0.1)	0.5	(0.1)
Comprehensive income	$6.3	$17.6	$6.7	$30.6

Net income	$5.7	$17.7	$6.2	$30.7
Less dividends to Series A convertible preferred stockholders	(1.2)	(1.2)	(2.4)	(2.5)
Less dividends to Series B perpetual preferred stockholders	(1.3)	—	(2.8)	—
Net income attributable to common stockholders	$3.2	$16.5	$1.0	$28.2
Earnings per common share:
Basic	$0.07	$0.26	$0.02	$0.44
Diluted	$0.07	$0.24	$0.02	$0.43
Weighted-average common shares outstanding:
Basic	45,521,935	63,470,040	45,333,840	63,182,277
Diluted	47,514,098	71,555,039	47,617,812	71,319,113
Dividends declared per Series A convertible preferred share	$1.91	$1.91	$3.81	$3.81
Dividends declared per Series B perpetual preferred share	$18.00	$—	$39.94	$—

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2023

(Unaudited)

(Dollars in millions)

	Series A Convertible		Series B Perpetual						Accumulated
	Preferred Stock		Preferred Stock		Common Stock				Other
						Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2023	650,000	$65.0	67,597	$67.6	45,028,041	$—	$293.1	$(232.3)	$(0.4)	$193.0
Vesting of stock awards	—	—	—	—	158,359	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(1.2)	—	(1.2)
Series B perpetual preferred stock dividend	—	—	—	—	—	—	—	(1.5)	—	(1.5)
Stock-based compensation expense	—	—	—	—	—	—	2.9	—	—	2.9
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	—	—	—	—	0.5	—	0.5
Balance at March 31, 2023	650,000	$65.0	67,597	$67.6	45,186,400	$—	$295.8	$(234.5)	$(0.5)	$193.4
Exercise of options	—	—	—	—	4,000	—	—	—	—	—
Vesting of stock awards	—	—	—	—	460,541	—	(2.3)	—	—	(2.3)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(1.2)	—	(1.2)
Series B perpetual preferred stock dividend	—	—	—	—	—	—	—	(1.3)	—	(1.3)
Series B perpetual preferred stock redemption	—	—	(20,000)	(20.0)	—	—	—	—	—	(20.0)
Stock-based compensation expense	—	—	—	—	—	—	1.6	—	—	1.6
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	0.6	0.6
Net income	—	—	—	—	—	—	—	5.7	—	5.7
Balance at June 30, 2023	650,000	$65.0	47,597	$47.6	45,650,941	$—	$295.1	$(231.3)	$0.1	$176.5

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2022

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Loss	Total
Balance at January 1, 2022	650,000	$65.0	62,489,278	$—	$387.8	$(276.8)	$—	$176.0
Exercise of options	—	—	91,425	—	0.8	—	—	0.8
Exercise of warrants	—	—	817,648	—	9.4	—	—	9.4
Vesting of stock awards	—	—	43,450	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.2	—	—	2.2
Net income	—	—	—	—	—	13.0	—	13.0
Balance at March 31, 2022	650,000	$65.0	63,441,801	$—	$400.2	$(265.0)	$—	$200.2
Exercise of options	—	—	—	—	—	—	—	—
Vesting of stock awards	—	—	62,217	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.3	—	—	2.3
Foreign currency translation adjustments	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	—	—	17.7	—	17.7
Balance at June 30, 2022	650,000	$65.0	63,504,018	$—	$402.3	$(248.5)	$(0.1)	$218.7

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$6.2	$30.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47.9	40.9
Amortization of intangible assets	3.1	3.4
Amortization of deferred financing fees	1.3	0.6
Non-cash operating lease expense	(0.1)	(0.1)
Change in fair value of warrant liability	—	(4.7)
Stock-based compensation expense	7.0	6.4
Deferred taxes	2.2	1.1
Bad debt expense (recovery)	(0.3)	0.3
Gain on disposition of property and equipment	(8.4)	(9.1)
Impairment	1.5	7.8
Changes in operating assets and liabilities:
Accounts receivable	(0.6)	(46.1)
Drivers’ advances and other receivables	(0.3)	(4.7)
Other current assets	0.2	(3.9)
Accounts payable	0.2	3.2
Accrued expenses and other liabilities	(1.0)	26.1
Net cash provided by operating activities	58.9	51.9

Cash flows from investing activities
Purchases of property and equipment	(17.5)	(25.2)
Proceeds from sale of property and equipment	18.2	20.4
Cash paid for acquisitions, net of cash received	—	(19.3)
Net cash provided by (used in) investing activities	0.7	(24.1)

Cash flows from financing activities:
Advances on line of credit	801.6	876.6
Repayments on line of credit	(801.6)	(876.6)
Principal payments on long-term debt	(93.7)	(31.3)
Exercise of stock options, net	—	0.8
Exercise of warrants	—	9.4
Series A convertible preferred stock dividends	(2.5)	(2.5)
Series B perpetual preferred stock dividends	(3.4)	—
Series B perpetual preferred stock redemption	(20.0)	—
Net cash used in financing activities	(119.6)	(23.6)

Effect of exchange rates on cash and cash equivalents	0.3	0.3

Net (decrease) increase in cash and cash equivalents	(59.7)	4.5
Cash and cash equivalents – beginning of period	153.4	147.5
Cash and cash equivalents – end of period	$93.7	$152.0

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in millions)

	Six Months Ended
	June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$24.4	$14.3
Cash paid for income taxes	$1.8	$14.0

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$78.8	$41.3
Right-of-use assets acquired	$9.7	$18.7
Accrued share repurchase excise taxes	$0.2	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people and a fleet of more than 4,800 tractors and 10,800 flatbed and specialized trailers. The Company delivers its diverse offering of solutions to thousands of customers across the United States, Canada and Mexico. In addition to transporting freight with tractors and trailers, the Company also provides logistical planning and warehousing solutions to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

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

Common Stock Purchase Warrants

Daseke’s common stock purchase warrants expired in accordance with their terms on February 27, 2022 and are no longer exercisable. During the first quarter of 2022, prior to their expiration, there were 1,635,296 warrants exercised for 817,648 shares of Daseke’s common stock in exchange for $9.4 million in proceeds to the Company.

Series B Preferred Stock

In May 2023, Daseke redeemed all 20,000 shares of issued and outstanding Series B-1 perpetual preferred stock by paying $20.3 million in cash, which consisted of $20.0 million liquidation preference, plus $0.3 million in accrued and unpaid dividends. As of June 30, 2023, as a result of such redemption, the Company has recorded an estimated $0.2 million excise tax liability for share repurchases, net of issuances.

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

Lease income from lease payments related to these operating leases for the three months ended June 30, 2023 and 2022 was $8.2 million and $8.1 million, respectively. Lease income from lease payments related to these operating leases for the six months ended June 30, 2023 and 2022 was $16.1 million and $15.7 million, respectively.

NOTE 2 – OTHER CURRENT ASSETS

The components of other current assets are as follows (in millions):

	June 30,	December 31,
	2023	2022
Income tax receivable	$12.1	$13.8
Prepaid insurance	10.2	8.4
Prepaid licensing, permits and tolls	5.3	5.0
Parts supplies	4.3	4.2
Other prepaids	3.5	2.9
Prepaid software	1.2	1.3
Prepaid highway and fuel taxes	0.3	1.1
Prepaid taxes	1.3	1.2
Total	$38.2	$37.9

NOTE 3 – INTEGRATION AND RESTRUCTURING

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan (the Plan). Our goal is to drive synergies and improve profitability through cost reduction, network optimization and commercial initiatives which will be facilitated by the continued integration of our operating companies into a subset of our highest-performing platform companies. We believe these measures will unite teams across the Company around a culture of close coordination and continuous improvement, providing for opportunistic expansion into incremental services, geographies, and industrial end markets. These efforts provide a preview of the potential of One Daseke, our name for the initiatives through which we are driving the next phase of our Company’s growth - one that benefits from the sharing of best practices, the optimization of processes, and the technology enablement necessary to better engage our customers and drivers. As of June 30, 2023, we had nine operating segments.

The integration and restructuring costs, which we expect to incur over the next several years, may consist of employee-related costs and other transition and termination costs related to restructuring activities. Employee-related costs include severance, tax preparation, and relocation costs, which are accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. Other transition and termination costs may include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. Costs are reported in restructuring in the consolidated statements of operations and comprehensive income.

The Company recorded a $0.7 million reduction to integration and restructuring expenses, related to a prior quarter reclassification of $0.7 million to acquisition-related transaction expenses in the three months ended June 30, 2023, comprised of a $0.4 million reduction in the Specialized Solutions segment and $0.3 million reduction in the Flatbed Solutions segment. The Company recorded $0.3 million of integration and restructuring expenses, primarily related to $1.0 million in professional fees partially offset by a $0.7 million prior quarter reclassification to acquisition-related transaction expenses, in connection with the Plan in the six months ended June 30, 2023, comprised of $0.3 million in the Specialized Solutions segment and $0 in the Flatbed Solutions segment. As of June 30, 2023, we have incurred a cumulative total of $2.7 million in integration and restructuring costs since inception of the Plan.

Impairments

During the three months ended June 30, 2023, the Company made a decision to no longer use the trade name of an operating segment within the Flatbed Solutions segment. As a result, the Company determined there were indicators of impairment regarding this operating segment’s trade name intangibles and goodwill. The Company determined that the carrying value was less than the fair value associated with this integrated operating segment’s goodwill, which was determined using a combination of discounted expected future cash flows (income approach) and guideline public companies method (market approach). However, it was determined that the trade name intangibles carrying value was greater than its fair value. As such, the Company recorded a trade name intangibles impairment charge of $1.5 million in the Flatbed Solutions segment during the three months ended June 30, 2023. The impairment charge is included in impairment in the consolidated statements of operations and comprehensive income.

During the three months ended June 30, 2022, the Company made a decision to no longer use the trade name of an operating segment within the Specialized Solutions segment that had been integrated into another operating segment as part of the Plan. In addition, as of June 30, 2022, there were no remaining customer relationships associated with this integrated operating segment. As such, the Company determined there were indicators of impairment regarding this operating segment’s trade name intangibles, customer relationship intangibles, and goodwill. The Company determined there was no fair value associated with this integrated operating segment’s intangibles. As such, the Company recorded an impairment charge of $7.8 million in the Specialized Solutions segment during the three months ended June 30, 2022, consisting of $1.9 million of trade name intangibles, $0.2 million of customer relationships, and $5.7 million of goodwill. The impairment charge is included in impairment in the consolidated statements of operations and comprehensive income.

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in millions):

	June 30,	December 31,
	2023	2022
Revenue equipment	$666.5	$611.3
Revenue equipment leased and available for lease to owner operators	143.3	145.1
Buildings and improvements	62.9	62.4
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	47.8	40.7
Property and equipment, gross	920.5	859.5
Accumulated depreciation	(388.1)	(371.2)
Property and equipment, net	$532.4	$488.3

Depreciation expense on property and equipment was $24.3 million and $21.0 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense on property and equipment was $47.9 million and $40.9 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of June 30, 2023 and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Brokerage and escorts	$14.5	$14.1
Unvouchered payables	11.5	9.4
Owner operator deposits	9.0	9.7
Other accrued expenses	9.9	5.6
Fuel and fuel taxes	4.7	2.7
Accrued property taxes and sales taxes payable	1.1	2.4
Interest	1.0	1.0
Share repurchase excise taxes	0.2	—
	$51.9	$44.9

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2023 and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Term Loan Facility	$341.0	$393.0
ABL Facility	—	—
Equipment and real estate term loans	287.2	249.1
Finance lease liabilities	24.4	25.0
Total debt and finance lease liabilities	652.6	667.1
Less current portion	(90.3)	(78.4)
Less unamortized deferred financing fees	(5.0)	(6.4)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$557.3	$582.3

Term Loan Facility

The Company has a senior secured term loan credit facility (the Term Loan Facility) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a lender, other lenders party thereto and other financial institutions party thereto. During the second quarter of 2023, the Company made a $50.0 million cash prepayment of the Term Loan Facility, and accordingly wrote off $0.7 million in deferred financing fees. The Term Loan Facility has an outstanding balance of $341.0 million as of June 30, 2023. The Term Loan Facility has a scheduled maturity date of March 9, 2028. At June 30, 2023 and December 31, 2022, the interest rate on the Term Loan Facility was 9.27% and 8.39%, respectively. As of June 30, 2023, the Company was in compliance with all covenants contained in the agreement governing the Term Loan Facility.

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the ABL Credit Agreement) with PNC Bank, National Association, as administrative agent and the lenders party thereto.

As of June 30, 2023, the Company had no borrowings, $27.1 million in letters of credit outstanding, and could incur approximately $104.3 million of additional indebtedness under the ABL Facility, based on current qualified collateral. As of June 30, 2023, the interest rate on the ABL Facility was approximately 6.7%. As of June 30, 2023, the Company was in compliance with all covenants contained in the ABL Credit Agreement.

Equipment and Real Estate Term Loans

As of June 30, 2023, the Company had term loans collateralized by equipment in the aggregate amount of $285.0 million with 14 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 7.4%, require monthly payments of principal and interest and mature at various dates through July 2030. As of June 30, 2023, the weighted average interest rate was 5.2%.

As of June 30, 2023, the Company has a bank mortgage loan with a balance of $2.2 million incurred to finance the construction of certain facilities in Redmond, Oregon.

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2023 and 2022 were 40.0% and 30.3%, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022 were 40.4% and 26.6%, respectively. The Company's effective tax rate differs from the federal statutory rate due to state and foreign income taxes, global intangible low-taxed income inclusion, and the impact of certain nondeductible expenses related to executive compensation and driver per diem as compared to forecasted full-year earnings. State tax rates vary among states and typically range from 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three and six months ended June 30, 2023 differs from the effective tax rate for the same periods in 2022 primarily due to the current forecasted full-year earnings, in which the unfavorable permanent adjustments noted above generated a greater impact on the effective tax rate.

There were no changes in uncertain tax positions during the three and six months ended June 30, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of June 30, 2023 and December 31, 2022 totaling approximately $29.5 million and $24.9 million, respectively, including those disclosed in Note 6. These letters of credit are related to security provided for potential liability and workers’ compensation insurance claims.

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

The Company’s operating segments, from time to time, provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s reportable segment results. Intersegment transportation and related services revenues and expenses for the Flatbed Solutions segment totaled $1.1 million and $1.7 million for the three and six months ended June 30, 2023, respectively. Intersegment transportation and related services revenues and expenses for the Specialized Solutions segment totaled $1.4 million and $3.1 million for the three and six months ended June 30, 2023, respectively. Intersegment transportation and related services revenues and expenses for the Flatbed Solutions segment totaled $1.0 million and $1.8 million for the three and six months ended June 30, 2022, respectively. Intersegment transportation and related services revenues and expenses for the Specialized Solutions segment totaled $2.6 million and $4.5 million for the three and six months ended June 30, 2022, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022 (in millions):

	Flatbed	Specialized	Consolidated
	Solutions Segment	Solutions Segment	Total
Three Months Ended June 30, 2023
Total revenue	$167.9	$239.4	$407.3
Company freight	47.0	123.9	170.9
Owner operator freight	74.7	38.1	112.8
Brokerage	22.6	40.6	63.2
Logistics	1.1	13.9	15.0
Fuel surcharge	22.5	22.9	45.4
Operating income	3.7	17.4	21.1
Depreciation	11.9	12.4	24.3
Amortization of intangible assets	0.6	1.0	1.6
Restructuring	(0.3)	(0.4)	(0.7)
Non-cash operating lease expense	—	—	—
Interest expense	5.6	7.5	13.1
Total property and equipment additions	24.8	38.4	63.2

Three Months Ended June 30, 2022
Total revenue	$215.1	$266.2	$481.3
Company freight	42.7	125.1	167.8
Owner operator freight	89.7	48.2	137.9
Brokerage	47.6	44.3	91.9
Logistics	1.1	12.9	14.0
Fuel surcharge	34.0	35.7	69.7
Operating income	18.4	14.4	32.8
Depreciation	8.8	12.2	21.0
Amortization of intangible assets	0.8	0.9	1.7
Restructuring	0.1	0.5	0.6
Non-cash operating lease expense	(0.1)	—	(0.1)
Interest expense	3.2	4.3	7.5
Total property and equipment additions	23.1	27.3	50.4

	Flatbed	Specialized	Consolidated
	Solutions Segment	Solutions Segment	Total
Six Months Ended June 30, 2023
Total revenue	$337.0	$470.1	$807.1
Company freight	91.9	239.3	331.2
Owner operator freight	148.6	76.4	225.0
Brokerage	46.0	77.8	123.8
Logistics	2.1	28.1	30.2
Fuel surcharge	48.4	48.5	96.9
Operating income	6.9	26.1	33.0
Depreciation	23.4	24.5	47.9
Amortization of intangible assets	1.2	1.9	3.1
Restructuring	—	0.3	0.3
Non-cash operating lease expense	(0.1)	—	(0.1)
Interest expense	10.8	14.9	25.7
Total property and equipment additions	56.7	39.6	96.3

Six Months Ended June 30, 2022
Total revenue	$409.5	$492.8	$902.3
Company freight	84.0	239.8	323.8
Owner operator freight	177.4	90.3	267.7
Brokerage	88.8	81.3	170.1
Logistics	2.1	23.3	25.4
Fuel surcharge	57.2	58.1	115.3
Operating income	27.8	23.2	51.0
Depreciation	17.1	23.8	40.9
Amortization of intangible assets	1.6	1.8	3.4
Restructuring	0.3	0.9	1.2
Non-cash operating lease expense	(0.1)	—	(0.1)
Interest expense	6.4	8.2	14.6
Total property and equipment additions	28.6	37.9	66.5

A measure of assets is not applicable, as segment assets are not regularly reviewed by the chief operating decision maker for evaluating performance or allocating resources.

NOTE 10 – EARNINGS PER SHARE

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

For the three and six months ended June 30, 2023, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock), convertible into approximately 5.7 million shares of common stock, were not included in the computation of diluted earnings per share as their effects were anti-dilutive. In addition, for the three and six months ended June 30, 2023, approximately 1.0 million shares of outstanding stock options were not included in the computation of diluted earnings per share as their exercise price was greater than the average market price of the common stock. Further, for the three and six months ended June 30, 2023, approximately 0.5 million shares of common stock underlying outstanding liability-classified performance stock units (PSUs) (that can ultimately vest from 0% to 200%) and 0.7 million shares of common stock underlying outstanding PSUs (that can ultimately vest from 0% to 100%) that are considered contingently issuable were excluded from the computation of diluted earnings per share as the performance measure had not yet been achieved as of the end of the reporting period.

For the three and six months ended June 30, 2022, approximately 1.2 million shares of common stock issuable upon exercise of outstanding stock options were not included in the computation of diluted earnings per share as their exercise price was greater than the average market price of the common stock. In addition, for the three and six months ended June 30, 2022, approximately 0.6 million shares of common stock underlying outstanding PSUs (that can ultimately vest from 0% to 200%) and 0.7 million shares of common stock underlying outstanding PSUs (that can ultimately vest from 0% to 100%) that are considered contingently issuable were excluded from the computation of diluted earnings per share as the performance measure had not yet been achieved as of the end of the reporting period.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022

Numerator:
Net income	$5.7	$17.7	$6.2	$30.7
Less Series A Preferred Stock dividends	(1.2)	(1.2)	(2.4)	(2.5)
Less Series B Preferred Stock dividends	(1.3)	—	(2.8)	—
Net income attributable to common stockholders	3.2	16.5	1.0	28.2
Allocation of earnings to non-vested participating RSUs	—	(0.2)	—	(0.3)
Numerator for basic EPS - income available to common stockholders - two class method	$3.2	$16.3	$1.0	$27.9

Effect of dilutive securities:
Add back Series A Preferred Stock dividends	$—	$1.2	$—	$2.5
Add back allocation earnings to participating securities	—	0.2	—	0.3
Reallocation of earnings to participating securities considering potentially dilutive securities	—	(0.2)	—	(0.3)
Numerator for diluted EPS - income (loss) available to common stockholders - two class method	$3.2	$17.5	$1.0	$30.4

Denominator:
Denominator for basic EPS - weighted-average shares	45,521,935	63,470,040	45,333,840	63,182,277

Effect of dilutive securities:
Non-participating outstanding share-based payment awards	1,992,163	2,432,826	2,283,972	2,484,663
Series A Preferred Stock	—	5,652,173	—	5,652,173
Denominator for diluted EPS - weighted-average shares	47,514,098	71,555,039	47,617,812	71,319,113

Basic earnings per share	$0.07	$0.26	$0.02	$0.44
Diluted earnings per share	$0.07	$0.24	$0.02	$0.43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people and a fleet of more than 4,800 tractors and 10,800 flatbed and specialized trailers. The Company delivers its diverse offering of solutions to thousands of customers across the United States, Canada and Mexico. In addition to transporting freight with tractors and trailers, the Company also provides logistical planning and warehousing solutions to customers.

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

Trends and Outlook

We do not expect any substantive improvement in current freight market conditions for the second half of the year. We expect load availability to remain tight but stable, and absent a deceleration in the wider economy, we expect freight rates to be stifled in the near-term as capacity continues its slow exit from the industry. Further, we expect current conditions to persist for the remainder of the third quarter, followed by a more gradual fourth-quarter slowdown, typical of the seasonality in our prior years. We have seen some demand degradation in the building materials complex served by our Northwest flatbed operations, and we are expecting a shift in the resurgence of wind demand from the back-half of 2023 to 2024. We continue to make organic investments in company tractors, which support our asset-right strategy and maintain a low average age of fleet, thereby reducing maintenance costs.

Results of Operations

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the three months ended June 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Three Months Ended June 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$170.9	42.0%	$167.8	34.9%	$3.1	1.8%
Owner operator freight	112.8	27.7	137.9	28.7	(25.1)	(18.2)
Brokerage	63.2	15.5	91.9	19.1	(28.7)	(31.2)
Logistics	15.0	3.7	14.0	2.9	1.0	7.1
Fuel surcharge	45.4	11.1	69.7	14.4	(24.3)	(34.9)
Total revenue	$407.3	100.0%	$481.3	100.0%	$(74.0)	(15.4)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$106.1	26.0%	$97.2	20.2%	$8.9	9.2%
Fuel	32.4	8.0	45.3	9.4	(12.9)	(28.5)
Operations and maintenance	43.3	10.6	41.1	8.5	2.2	5.4
Purchased freight	143.6	35.3	197.0	40.9	(53.4)	(27.1)
Administrative	16.2	4.0	17.7	3.7	(1.5)	(8.5)
Taxes and licenses	4.1	1.0	4.1	0.9	—	—
Insurance and claims	16.2	4.0	17.6	3.7	(1.4)	(8.0)
Acquisition-related transaction expenses	0.8	0.2	1.9	0.4	(1.1)	(57.9)
Depreciation and amortization	25.9	6.4	22.7	4.7	3.2	14.1
Gain on disposition of revenue property and equipment	(3.2)	(0.8)	(4.5)	(0.9)	1.3	(28.9)
Impairment	1.5	0.4	7.8	1.6	(6.3)	(80.8)
Restructuring	(0.7)	(0.2)	0.6	0.1	(1.3)	(216.7)
Total operating expenses	$386.2	94.8%	$448.5	93.2%	$(62.3)	(13.9)%

INCOME FROM OPERATIONS	$21.1	5.2%	$32.8	6.8%	$(11.7)	(35.7)%

Other expense (income):
Interest income	$(1.2)	(0.3)%	$(0.7)	(0.1)%	$(0.5)	71.4%
Interest expense	13.1	3.2	7.5	1.6	5.6	74.7
Other	(0.3)	(0.1)	0.6	0.1	(0.9)	(150.0)
Total other expense	$11.6	2.8%	$7.4	1.5%	$4.2	56.8%

Income before income taxes	$9.5	2.3%	$25.4	5.3%	$(15.9)	(62.6)%
Income tax expense	3.8	0.9	7.7	1.6	(3.9)	(50.6)
Net income	$5.7	1.4%	$17.7	3.7%	$(12.0)	(67.8)%

OPERATING STATISTICS:
Company miles	59.3		53.6		5.7	10.6%
Owner operator miles	40.4		43.8		(3.4)	(7.8)
Total miles (in millions)	99.7		97.4		2.3	2.4%

Rate per mile	$2.85		$3.14		$(0.29)	(9.2)%
Revenue per tractor	$58,600		$65,800		$(7,200)	(10.9)%

Company owned tractors, at quarter-end	2,984		2,652		332	12.5%
Owner operator tractors, at quarter-end	1,877		2,038		(161)	(7.9)
Number of trailers, at quarter-end	10,886		11,050		(164)	(1.5)%

Company owned tractors, average for the quarter	2,956		2,610		346	13.3%
Owner operator tractors, average for the quarter	1,883		2,039		(156)	(7.7)
Total tractors, average for the quarter	4,839		4,649		190	4.1%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the three months ended June 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Three Months Ended June 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$123.9	51.8%	$125.1	47.0%	$(1.2)	(1.0)%
Owner operator freight	38.1	15.9	48.2	18.1	(10.1)	(21.0)
Brokerage	40.6	17.0	44.3	16.6	(3.7)	(8.4)
Logistics	13.9	5.8	12.9	4.8	1.0	7.8
Fuel surcharge	22.9	9.5	35.7	13.5	(12.8)	(35.9)
Total revenue	$239.4	100.0%	$266.2	100.0%	$(26.8)	(10.1)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$71.2	29.7%	$67.6	25.4%	$3.6	5.3%
Fuel	22.5	9.4	33.0	12.4	(10.5)	(31.8)
Operations and maintenance	30.4	12.7	29.7	11.2	0.7	2.4
Purchased freight	63.1	26.4	76.7	28.8	(13.6)	(17.7)
Depreciation and amortization	13.4	5.6	13.1	4.9	0.3	2.3
Impairment	—	—	7.8	2.9	(7.8)	(100.0)
Restructuring	(0.4)	(0.2)	0.5	0.2	(0.9)	(180.0)
Other operating expenses	21.8	9.1	23.4	8.8	(1.6)	(6.8)
Total operating expenses	$222.0	92.7%	$251.8	94.6%	$(29.8)	(11.8)%

INCOME FROM OPERATIONS	$17.4	7.3%	$14.4	5.4%	$3.0	20.8%

OPERATING STATISTICS:
Company miles	39.8		37.9		1.9	5.0%
Owner operator miles	8.8		11.0		(2.2)	(20.0)
Total miles (in millions)	48.6		48.9		(0.3)	(0.6)%

Rate per mile	$3.33		$3.54		$(0.21)	(5.9)%
Revenue per tractor	$66,800		$74,500		$(7,700)	(10.3)%

Company owned tractors, at quarter-end	2,050		1,871		179	9.6%
Owner operator tractors, at quarter-end	381		460		(79)	(17.2)
Number of trailers, at quarter-end	7,065		7,171		(106)	(1.5)%

Company owned tractors, average for the quarter	2,036		1,860		176	9.5%
Owner operator tractors, average for the quarter	389		467		(78)	(16.7)
Total tractors, average for the quarter	2,425		2,327		98	4.2%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the three months ended June 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Three Months Ended June 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$47.0	28.0%	$42.7	19.9%	$4.3	10.1%
Owner operator freight	74.7	44.5	89.7	41.7	(15.0)	(16.7)
Brokerage	22.6	13.5	47.6	22.1	(25.0)	(52.5)
Logistics	1.1	0.7	1.1	0.5	—	—
Fuel surcharge	22.5	13.3	34.0	15.8	(11.5)	(33.8)
Total revenue	$167.9	100.0%	$215.1	100.0%	$(47.2)	(21.9)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$34.9	20.8%	$29.6	13.8%	$5.3	17.9%
Fuel	9.9	5.9	12.3	5.7	(2.4)	(19.5)
Operations and maintenance	12.9	7.7	11.4	5.3	1.5	13.2
Purchased freight	80.5	47.9	120.3	55.9	(39.8)	(33.1)
Depreciation and amortization	12.5	7.4	9.6	4.5	2.9	30.2
Impairment	1.5	0.9	—	—	1.5	100.0
Restructuring	(0.3)	(0.2)	0.1	—	(0.4)	(400.0)
Other operating expenses	12.3	7.3	13.4	6.2	(1.1)	(8.2)
Total operating expenses	$164.2	97.8%	$196.7	91.4%	$(32.5)	(16.5)%

INCOME FROM OPERATIONS	$3.7	2.2%	$18.4	8.6%	$(14.7)	(79.9)%

OPERATING STATISTICS:
Company miles	19.5		15.7		3.8	24.2%
Owner operator miles	31.6		32.9		(1.3)	(4.0)
Total miles (in millions)	51.1		48.6		2.5	5.1%

Rate per mile	$2.38		$2.72		$(0.34)	(12.5)%
Revenue per tractor	$50,400		$57,000		$(6,600)	(11.6)%

Company owned tractors, at quarter-end	934		781		153	19.6%
Owner operator tractors, at quarter-end	1,496		1,578		(82)	(5.2)
Number of trailers, at quarter-end	3,821		3,879		(58)	(1.5)%

Company owned tractors, average for the quarter	920		751		169	22.5%
Owner operator tractors, average for the quarter	1,494		1,572		(78)	(5.0)
Total tractors, average for the quarter	2,414		2,323		91	3.9%

Revenue.  Total revenue decreased 15.4% for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease in total revenue was primarily attributed to decreased owner operator freight and brokerage revenue due to the macro trend of lower available freight volumes and the intentional shift toward loading company-owned tractors as well as lower fuel surcharge due to decreased fuel costs that resulted in lower fuel surcharges to our customers. We invested in additional company-owned tractors, expanded the company-driver team, and strategically prioritized loads on the company-owned tractors, which led to a 1.8% increase in company freight revenue. Total miles driven increased 2.4%, whereas rate per mile decreased 9.2%. The decrease in rate per mile was primarily due to a decrease in market rates.

The Company’s Specialized Solutions segment’s revenue decreased 10.1% for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease in revenue was primarily due to a 5.9% decrease in rate per mile and a 35.9% decrease in fuel surcharge. We saw revenue increases in the agriculture, energy, mining, and aerospace end markets that were more than offset by revenue declines in the high security cargo, construction, glass, and manufacturing end markets. Company freight decreased 1.0% for the three months ended June 30, 2023 as compared to the same period in 2022 due to a 5.7% decrease in company rate per mile, partially offset by a 5.0% increase in miles driven due to a 9.5% increase in average company owned tractors. Owner operator freight decreased 21.0% due to a 20.0% decrease in miles driven and a decrease in owner operator rate per mile. The decrease in owner operator miles was primarily due to a 16.7% decrease in average owner operator tractors. Brokerage revenue decreased 8.4% for the three months ended June 30, 2023 as compared to the same period in 2022 due to total brokerage loads being down 11% due to lower available loads in the market, partially offset by an increase in brokerage revenue per load of 3%. We utilized our brokerage service offering for some wind-related projects during the quarter which resulted in the increase in brokerage revenue per load. Fuel surcharge revenue decreased for the three months ended June 30, 2023 as compared to the same period in 2022 due to decreased fuel costs that resulted in lower fuel surcharges to our customers.

The Company’s Flatbed Solutions segment’s revenue decreased 21.9% for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to a 12.5% decrease in rate per mile and a 33.8% decrease in fuel surcharge, partially offset by a 5.1% increase in total miles, driven by an increase in tractors. Strength primarily in our manufacturing end market was more than offset by declines in the steel and construction end markets. Company freight revenue increased 10.1% due to a 24.2% increase in miles driven, partially offset by an 11.4% decrease in company rate per mile. Owner operator freight decreased 16.7% due to a 4.0% decrease in miles driven and a decrease in owner operator rate per mile. There was an increase of 22.5% in the average company owned tractors, and a decrease of 5.0% in the average owner operator tractors for the three months ended June 30, 2023 as compared to the same period in 2022. Brokerage revenue decreased 52.5% for the three months ended June 30, 2023 as compared to the same period in 2022. Our brokerage service offering is typically utilized in strong rate environments in order to capture excess volumes. As a result of the weakening rate environment, total brokerage loads were down 38% and brokerage revenue per load was down 24%, which resulted in the decrease in brokerage revenue. Fuel surcharge revenue decreased 33.8% for the three months ended June 30, 2023 as compared to the same period in 2022 due to decreased fuel costs that resulted in lower fuel surcharges to our customers.

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

Salaries, wages and employee benefits expense increased 9.2% for the three months ended June 30, 2023 as compared to the same period in 2022. The increase in salaries, wages and employee benefits expense was primarily due to incremental driver compensation, partially offset by decreased health insurance claims. Salaries, wages and employee benefits expense, as a percentage of consolidated company freight revenue, increased 4.2% for the three months ended June 30, 2023 as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense increased 5.3% for the three months ended June 30, 2023 compared to the same period in 2022, primarily as a result of incremental driver compensation, partially offset by decreased health insurance claims. The incremental driver compensation was due to a 2% increase in driver rate and a 5.0% increase in company miles. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions company freight revenue, increased 3.5% for the three months ended June 30, 2023 as compared to the same period in 2022.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense increased 17.9% for the three months ended June 30, 2023 compared to the same period in 2022, primarily as a result of incremental driver compensation and increased health insurance premiums. The incremental driver compensation was due to a 24.2% increase in company miles and an 6% increase in driver rate. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions company freight revenue, increased 5.0% for the three months ended June 30, 2023 as compared to the same period in 2022.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense decreased 28.5% for the three months ended June 30, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s fuel expense decreased 31.8% for the three months ended June 30, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s fuel expense decreased 19.5% for the three months ended June 30, 2023 as compared to the same period in 2022. These decreases are primarily due to lower fuel costs, partially offset by an increase in company miles driven for the three months ended June 30, 2023 as compared to the same period in 2022. Company miles increased by 5.0% in our Specialized Solutions segment and increased by 24.2% in our Flatbed Solutions segment, when compared to the same period in 2022. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $3.937 for the three months ended June 30, 2023, compared to $5.488 for the same period in 2022.

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

Operations and maintenance expense increased 5.4% for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to a $2.2 million increase in maintenance costs primarily related to tractor and trailer repairs as well as preventative maintenance, largely driven by a 10.6% increase in company miles driven. The Company’s Specialized Solutions segment’s operations and maintenance expense increased 2.4% for the three months ended June 30, 2023 as compared to the same period in 2022 primarily as a result of a 5.0% increase in company miles driven. The Company’s Flatbed Solutions segment’s operations and maintenance expense increased 13.2% for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to a 24.2% increase in company miles driven. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the three months ended June 30, 2023 was generally consistent with the same period in 2022.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense decreased 27.1% during the three months ended June 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $26.5 million during the three months ended June 30, 2023 as compared to the same period in 2022 as a result of 7.8% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased $26.9 million during the three months ended June 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. Purchased freight expense, as a percentage of consolidated revenue, for the three months ended June 30, 2023, decreased 5.6% as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 17.7% during the three months ended June 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $10.2 million during the three months ended June 30, 2023 as compared to the same period in 2022, as a result of a 20.0% decrease in owner operator miles driven and a 1.2% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers decreased $3.4 million during the three months ended June 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the three months ended June 30, 2023, was generally consistent with the same period in 2022.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 33.1% for the three months ended June 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $16.3 million for the three months ended June 30, 2023 as compared to the same period in 2022, as a result of a 4.0% decrease in owner operator miles driven and a 13.3% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers decreased $23.5 million during the three months ended June 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the three months ended June 30, 2023, decreased 8.0% as compared to the same period in 2022.

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

Depreciation and amortization expense increased 14.1% for the three months ended June 30, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s depreciation and amortization expense for the three months ended June 30, 2023 was generally consistent with the same period in 2022. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 30.2% for the three months ended June 30, 2023 as compared to the same period in 2022. These increases were primarily related to the increase of company-owned tractors.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. Factors affecting the Company’s insurance and claims expense are the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels; however, insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Insurance and claims expense decreased 8.0% during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to a $2.9 million decrease in insurance claims, partially offset by a $1.0 million increase in the estimate of incurred but not recorded claims and a $0.5 million increase in insurance premiums.

Impairment. Impairment expense was $1.5 million for the three months ended June 30, 2023 related to trade name intangibles of an integrated operating segment within the Company’s Flatbed Solutions segment. Impairment expense was $7.8 million for the three months ended June 30, 2022 related to goodwill, trade name intangibles, and customer relationships intangibles of an integrated operating segment within the Company’s Specialized Solutions segment. The Company’s Flatbed Solutions segment’s impairment expense was $1.5 million, all related to trade name intangibles, for the three months ended June 30, 2023. The Company’s Specialized Solutions segment had no impairment expense for the three months ended June 30, 2023. The Company’s Specialized Solutions segment’s impairment expense was $7.8 million, consisting of $5.7 million related to goodwill, $1.9 million related to trade name intangibles, and $0.2 million related to customer relationships intangibles, for the three months ended June 30, 2022. The Company’s Flatbed Solutions segment had no impairment expense for the three months ended June 30, 2022.

Other Expense (Income). Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense increased 74.7% for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to a rising interest rate environment, an increase in financed equipment purchases, and a $0.7 million write-off of deferred amortization fees related to the prepayment of the Term Loan Facility.

Income Tax. Income tax expense was $3.8 million for the three months ended June 30, 2023 compared to income tax expense of $7.7 million for the same period in 2022. The effective tax rate was 40.0% for the three months ended June 30, 2023, compared to 30.3% for the same period in 2022. The difference between the Company’s effective tax rate and the federal statutory rate is primarily a result of state and foreign income taxes, global intangible low-taxed income inclusion, and the impact of certain nondeductible expenses related to executive compensation and driver per diem as compared to forecasted earnings.

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the six months ended June 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Six Months Ended June 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$331.2	41.0%	$323.8	35.9%	$7.4	2.3%
Owner operator freight	225.0	27.9	267.7	29.7	(42.7)	(16.0)
Brokerage	123.8	15.3	170.1	18.9	(46.3)	(27.2)
Logistics	30.2	3.7	25.4	2.8	4.8	18.9
Fuel surcharge	96.9	12.1	115.3	12.7	(18.4)	(16.0)
Total revenue	$807.1	100.0%	$902.3	100.0%	$(95.2)	(10.6)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$211.3	26.2%	$194.7	21.6%	$16.6	8.5%
Fuel	68.0	8.4	80.4	8.9	(12.4)	(15.4)
Operations and maintenance	85.4	10.6	76.4	8.5	9.0	11.8
Purchased freight	288.0	35.7	368.6	40.9	(80.6)	(21.9)
Administrative	35.0	4.3	35.0	3.9	—	—
Taxes and licenses	7.9	1.0	7.7	0.9	0.2	2.6
Insurance and claims	32.9	4.1	41.0	4.5	(8.1)	(19.8)
Acquisition-related transaction expenses	1.2	0.1	3.3	0.4	(2.1)	(63.6)
Depreciation and amortization	51.0	6.3	44.3	4.9	6.7	15.1
Gain on disposition of revenue property and equipment	(8.4)	(1.0)	(9.1)	(1.0)	0.7	(7.7)
Impairment	1.5	0.2	7.8	0.9	(6.3)	(80.8)
Restructuring	0.3	—	1.2	0.1	(0.9)	(75.0)
Total operating expenses	$774.1	95.9%	$851.3	94.3%	$(77.2)	(9.1)%

INCOME FROM OPERATIONS	$33.0	4.1%	$51.0	5.7%	$(18.0)	(35.3)%

Other expense:
Interest income	$(2.6)	(0.3)%	$(0.8)	(0.1)%	1.8	225.0%
Interest expense	25.7	3.2	14.6	1.6	11.1	76.0
Change in fair value of warrant liability	—	—	(4.7)	(0.5)	(4.7)	(100.0)
Other	(0.5)	(0.1)	0.1	—	(0.6)	(600.0)
Total other expense	$22.6	2.8%	$9.2	1.0%	$7.6	82.6%

Income before income taxes	10.4	1.3%	41.8	4.6%	(25.6)	(61.2)%
Income tax expense	4.2	0.5	11.1	1.2	(6.9)	(62.2)
Net income	$6.2	0.8%	$30.7	3.4%	$(18.7)	(60.9)%

OPERATING STATISTICS:
Company miles	116.1		105.3		10.8	10.3%
Owner operator miles	80.8		88.7		(7.9)	(8.9)
Total miles (in millions)	196.9		194.0		2.9	1.5%

Rate per mile	$2.82		$3.05		$(0.23)	(7.5)%
Revenue per tractor	$114,400		$127,700		$(13,300)	(10.4)%

Company owned tractors, at period-end	2,984		2,652		332	12.5%
Owner operator tractors, at period-end	1,877		2,038		(161)	(7.9)
Number of trailers, at period-end	10,886		11,050		(164)	(1.5)%

Company owned tractors, average for the period	2,943		2,583		360	13.9%
Owner operator tractors, average for the period	1,920		2,049		(129)	(6.3)
Total tractors, average for the period	4,863		4,632		231	5.0%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the six months ended June 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Six Months Ended June 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$239.3	50.9%	$239.8	48.7%	$(0.5)	(0.2)%
Owner operator freight	76.4	16.3	90.3	18.3	(13.9)	(15.4)
Brokerage	77.8	16.5	81.3	16.5	(3.5)	(4.3)
Logistics	28.1	6.0	23.3	4.7	4.8	20.6
Fuel surcharge	48.5	10.3	58.1	11.8	(9.6)	(16.5)
Total revenue	$470.1	100.0%	$492.8	100.0%	$(22.7)	(4.6)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$141.8	30.2%	$133.7	27.1%	$8.1	6.1%
Fuel	47.6	10.1	58.1	11.8	(10.5)	(18.1)
Operations and maintenance	60.5	12.9	54.6	11.1	5.9	10.8
Purchased freight	124.4	26.5	141.3	28.7	(16.9)	(12.0)
Depreciation and amortization	26.4	5.6	25.6	5.2	0.8	3.1
Impairment	—	—	7.8	1.6	(7.8)	(100.0)
Restructuring	0.3	0.1	0.9	0.2	(0.6)	(66.7)
Other operating expenses	43.0	9.1	47.6	9.7	(4.6)	(9.7)
Total operating expenses	$444.0	94.4%	$469.6	95.3%	$(25.6)	(5.5)%

INCOME FROM OPERATIONS	$26.1	5.6%	$23.2	4.7%	$2.9	12.5%

OPERATING STATISTICS:
Company miles	77.5		73.8		3.7	5.0%
Owner operator miles	17.6		21.6		(4.0)	(18.5)
Total miles (in millions)	95.1		95.4		(0.3)	(0.3)%

Rate per mile	$3.32		$3.46		$(0.14)	(4.0)%
Revenue per tractor	$129,200		$143,100		$(13,900)	(9.7)%

Company owned tractors, at period-end	2,050		1,871		179	9.6%
Owner operator tractors, at period-end	381		460		(79)	(17.2)
Number of trailers, at period-end	7,065		7,171		(106)	(1.5)%

Company owned tractors, average for the period	2,033		1,830		203	11.1%
Owner operator tractors, average for the period	411		476		(65)	(13.7)
Total tractors, average for the period	2,444		2,306		138	6.0%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the six months ended June 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Six Months Ended June 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$91.9	27.3%	$84.0	20.5%	$7.9	9.4%
Owner operator freight	148.6	44.1	177.4	43.3	(28.8)	(16.2)
Brokerage	46.0	13.6	88.8	21.7	(42.8)	(48.2)
Logistics	2.1	0.6	2.1	0.5	—	—
Fuel surcharge	48.4	14.4	57.2	14.0	(8.8)	(15.4)
Total revenue	$337.0	100.0%	$409.5	100.0%	$(72.5)	(17.7)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$69.5	20.6%	$61.0	14.9%	$8.5	13.9%
Fuel	20.4	6.1	22.3	5.4	(1.9)	(8.5)
Operations and maintenance	24.9	7.4	21.8	5.3	3.1	14.2
Purchased freight	163.6	48.5	227.3	55.5	(63.7)	(28.0)
Depreciation and amortization	24.6	7.3	18.7	4.6	5.9	31.6
Impairment	1.5	0.4	—	—	1.5	100.0
Restructuring	—	—	0.3	0.1	(0.3)	(100.0)
Other operating expenses	25.6	7.6	30.3	7.4	(4.7)	(15.5)
Total operating expenses	$330.1	98.0%	$381.7	93.2%	$(51.6)	(13.5)%

INCOME FROM OPERATIONS	$6.9	2.0%	$27.8	6.8%	$(20.9)	(75.2)%

OPERATING STATISTICS:
Company miles	38.6		31.5		7.1	22.5%
Owner operator miles	63.2		67.1		(3.9)	(5.8)
Total miles (in millions)	101.8		98.6		3.2	3.2%

Rate per mile	$2.36		$2.65		$(0.29)	(10.9)%
Revenue per tractor	$99,400		$112,400		$(13,000)	(11.6)%

Company owned tractors, at period-end	934		781		153	19.6%
Owner operator tractors, at period-end	1,496		1,578		(82)	(5.2)
Number of trailers, at period-end	3,821		3,879		(58)	(1.5)%

Company owned tractors, average for the period	910		753		157	20.8%
Owner operator tractors, average for the period	1,509		1,573		(64)	(4.1)
Total tractors, average for the period	2,419		2,326		93	4.0%

Revenue.  Total revenue decreased 10.6% for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in total revenue was primarily attributed to decreased owner operator freight and brokerage revenue due to the macro trend of lower available freight volumes and the intentional shift toward loading company-owned tractors as well as lower fuel surcharge due to decreased fuel costs that resulted in lower surcharges to our customers. In addition, rate per mile decreased 7.5%; however, total miles driven increased 1.5%.

The Company’s Specialized Solutions segment’s revenue decreased 4.6% for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to decreased owner operator freight and brokerage revenue, due to lower available freight volumes, as well as a decrease in fuel surcharge revenue, due to lower fuel costs, slightly offset by an increase logistic revenue. We saw revenue increases due to our SJ Transportation acquisition in March 2022, as well as increases in the agriculture and energy end markets and revenue declines in the construction, manufacturing, glass, and high security cargo end markets. Company freight for the six months ended June 30, 2023 was generally consistent with the same period in 2022. Owner operator freight decreased 15.4% primarily due to an 18.5% decrease in miles, partially offset by a 3.8% increase in owner operator rate per mile. The decrease in owner operator miles was primarily due to the 13.7% decrease in owner operator tractors. Total brokerage loads decreased 14% while brokerage revenue per load increased 11%, resulting in a decrease of 4.3% in brokerage revenue for the six months ended June 30, 2023 as compared to the same period in 2022. We utilized our brokerage service offering for some wind-related projects during the six months ended June 30, 2023 which resulted in the increase in brokerage revenue per load. Fuel surcharge revenue decreased 16.5% for the six months ended June 30, 2023 as compared to the same period in 2022 due to decreased fuel costs that resulted in lower fuel surcharges to our customers.

The Company’s Flatbed Solutions segment’s revenue decreased 17.7% for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to decreases in brokerage revenue, fuel surcharge, and owner operator freight, partially offset by an increase in company freight. We saw strength primarily in our manufacturing end market and declines in the steel and construction end markets. Brokerage revenue decreased 48.2% in for the six months ended June 30, 2023 as compared to the same period in 2022. In this segment, total brokerage loads dropped 38% and the brokerage revenue per load dropped 17% due to lower rates during the six months ended June 30, 2023 as compared to the same period in 2022. Owner operator freight decreased 16.2% due to an 11.1% decrease in owner operator rate per mile and a 5.8% decrease in miles driven. Fuel surcharge revenue decreased 15.4% due to decreased fuel costs that resulted in lower fuel surcharges to our customers. Company freight revenue increased 9.4% due to receiving additional trucks which led to a 22.5% increase in miles, partially offset by a 10.7% decrease in rate per mile.

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

Salaries, wages and employee benefits expense increased 8.5% for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in salaries, wages and employee benefits expense was primarily due to incremental driver compensation, offset by decreased health insurance claims. Salaries, wages and employee benefits expense, as a percentage of consolidated ompany freight revenue, increased 3.7% for the six months ended June 30, 2023 as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense increased 6.1% for the six months ended June 30, 2023 compared to the same period in 2022, primarily as a result of incremental driver compensation, partially offset by decreased health insurance claims. The incremental driver compensation was due to a 2% increase in driver rate. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions company freight revenue, increased 3.5% for the six months ended June 30, 2023 as compared to the same period in 2022.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense increased 13.9% for the six months ended June 30, 2023 compared to the same period in 2022, primarily as a result of incremental driver compensation, offset by decreased health insurance claims. The incremental driver compensation was due to a 22.5% increase in company miles and a 7% increase in driver rate. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions company freight revenue, increased 3.0% for the six months ended June 30, 2023 as compared to the same period in 2022.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense decreased 15.4% for the six months ended June 30, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s fuel expense decreased 18.1% for the six months ended June 30, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s fuel expense decreased 8.5% for the six months ended June 30, 2023 as compared to the same period in 2022. These decreases are primarily due to lower fuel costs and negotiated fuel rebates, partially offset by an increase in company miles driven for the six months ended June 30, 2023 as compared to the same period in 2022. Company miles increased by 5.0% in our Specialized Solutions segment and increased by 22.5% in our Flatbed Solutions segment, when compared to the same period in 2022. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $4.175 for the six months ended June 30, 2023, compared to $4.866 for the same period in 2022.

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

Operations and maintenance expense increased 11.8% for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to a $5.9 million increase in maintenance and upkeep costs and a $3.1 million increase in pilot car and permit fees, largely driven by a 10.3% increase in company miles driven. The Company’s Specialized Solutions segment’s operations and maintenance expense increased 10.8% for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to a 5.0% increase.in company miles driven. The Company’s Flatbed Solutions segment’s operations and maintenance expense increased 14.2% for the six months ended June 30, 2023 as compared to the same period in 2022 primarily as a result of a 22.5% increase in company miles driven. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the six months ended June 30, 2023 was generally consistent with the same period in 2022.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense decreased 21.9% during the six months ended June 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $56.0 million during the six months ended June 30, 2023 as compared to the same period in 2022 as a result of a 7.7% decrease in owner operators’ rate and an 8.9% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased $24.6 million during the six months ended June 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. In addition, the cost of diesel fuel decreased, which reduced the fuel surcharge reimbursements to owner operators during the six months ended June 30, 2023 as compared to the same period in 2022. Purchased freight expense, as a percentage of consolidated revenue, for the six months ended June 30, 2023, decreased 5.2% as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 12.0% during the six months ended June 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $15.9 million during the six months ended June 30, 2023 as compared to the same period in 2022, as a result of an 18.5% decrease in owner operator miles driven, partially offset by a 3.8% increase in owner operators' rate. Purchased freight expense from third-party capacity providers decreased $1.0 million during the six months ended June 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. As mentioned above, there was also a decrease in the cost of diesel fuel which led to decreased fuel surcharge reimbursements during the six months ended June 30, 2023 as compared to the same period in 2022. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the six months ended June 30, 2023, was generally consistent with the same period in 2022.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 28.0% for the six months ended June 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $40.1 million for the six months ended June 30, 2023 as compared to the same period in 2022, as a result of a 5.8% decrease in owner operator miles driven and an 11.1% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers decreased $23.6 million during the six months ended June 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. As mentioned above, there was also a decrease in the cost of diesel fuel which led to decreased fuel surcharge reimbursements during the six months ended June 30, 2023 as compared to the same period in 2022. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the six months ended June 30, 2023, decreased 7.0% as compared to the same period in 2022.

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

Depreciation and amortization expense increased 15.1% for the six months ended June 30, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 3.1% for the six months ended June 30, 2023 as compared to the same period in 2022 as a result of an 11.1% increase in average tractor count in the segment’s fleet. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 31.6% for the six months ended June 30, 2023 as compared to the same period in 2022 as a result of a 20.8% increase in average tractor count in the segment’s fleet. The increase of company-owned tractors primarily related to capital expenditures that were originally planned for 2022 but were previously delayed due to supply chain disruptions.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. Factors affecting the Company’s insurance and claims expense are frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels; however, insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Insurance and claims expense decreased 19.8% during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to $16.0 million decrease in insurance claims, partially offset by a $7.5 increase in incurred but not recorded claims and a $0.4 million increase in insurance premiums.

Impairment. Impairment expense was $1.5 million for the six months ended June 30, 2023 related to trade name intangibles of an integrated operating segment within the Company’s Flatbed Solutions segment. Impairment expense was $7.8 million for the six months ended June 30, 2022 related to goodwill, trade name intangibles, and customer relationships intangibles of an integrated operating segment within the Company’s Specialized Solutions segment. The Company’s Flatbed Solutions segment’s impairment expense was $1.5 million, all related to trade name intangibles, for the six months ended June 30, 2023. The Company’s Specialized Solutions segment had no impairment expense for the six months ended June 30, 2023. The Company’s Specialized Solutions segment’s impairment expense was $7.8 million, consisting of $5.7 million related to goodwill, $1.9 million related to trade name intangibles, and $0.2 million related to customer relationships intangibles, for the six months ended June 30, 2022. The Company’s Flatbed Solutions segment had no impairment expense for the six months ended June 30, 2022.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense increased 76.0% for the six months ended June 30, 2023 as compared to the same period in 2022. This increase was primarily attributable to rising interest rate environment, an increase in financed equipment purchases, and $0.7 million write-off of deferred amortization fees related to the prepayment of the Term Loan Facility. The Company’s common stock purchase warrants expired in February 2022 and are no longer exercisable. Change in fair value of warrant liability was a gain of $4.7 million for the six months ended June 30, 2022.

Income Tax. Income tax expense was $4.2 million for the six months ended June 30, 2023 compared to income tax expense of $11.1 million for the same period in 2022. The effective tax rate was 40.4% for the six months ended June 30, 2023, compared to 26.6% for the same period in 2022. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the mix of earnings with state jurisdictions, combined with the impact of nontaxable income, primarily related to the change in fair value of the warrant liability, and nondeductible expenses, primarily related to executive compensation and driver per diem.

Liquidity, Capital Resources and Capital Requirements

The Company had the following sources of liquidity available at June 30, 2023 and December 31, 2022 (in millions).

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$93.7	$153.4
Availability under line of credit	104.3	110.9
Total	$198.0	$264.3

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

The Company believes it can finance its expected cash needs, including debt repayment, in the short-term with cash flows from operations and borrowings available under the ABL Facility. The Company expects that the ABL Facility will provide sufficient credit availability to support its ongoing operations, fund debt service requirements, capital expenditures, and working capital needs. Over the long-term, the Company will continue to have significant capital requirements, and may devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of these funding requirements, the Company may in the future need to sell additional equity or debt securities or seek additional financing through additional borrowings, lease financing or equity capital. The availability of financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing or equity capital is not available at the time it needs to incur such expenditures, the Company may be required to extend the maturity of then outstanding indebtedness, rely on alternative financing arrangements or engage in asset sales.

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

Total property and equipment additions for the six months ended June 30, 2023 and 2022 are shown below (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash capital (receipts) expenditures	$(0.7)	$4.8
Property and equipment acquired with debt or finance lease obligations	78.8	41.3
Total net property and equipment additions	$78.1	$46.1

Total net property and equipment additions increased due to an increase in financed equipment purchases during the six months ended June 30, 2023 primarily related to capital expenditures that were originally planned for 2022, but were previously delayed due to supply chain disruptions. This increase was partially offset by decreases in cash equipment purchases and sales.

The Company currently estimates its 2023 net capital expenditures to be $135 million to $145 million.

Operating leases

The Company entered into operating leases for revenue equipment and other equipment with terms of one year to five years and real property with terms of one year to five years having right-of-use asset values at lease inception of $5.5 million and $4.2 million, respectively, for the six months ended June 30, 2023.

Material Debt

Overview

As of June 30, 2023, the Company had the following material debt:

•
the Term Loan Facility and the ABL Facility;
•
equipment and real estate term loans; and
•
finance lease liabilities.

The amounts outstanding under such agreements were as follows (in millions):

	June 30,	December 31,
	2023	2022
Term Loan Facility	$341.0	$393.0
ABL Facility	—	—
Equipment and real estate term loans	287.2	249.1
Finance lease liabilities	24.4	25.0
Total debt and finance lease liabilities	652.6	667.1
Less current portion	(90.3)	(78.4)
Less unamortized deferred financing fees	(5.0)	(6.4)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$557.3	$582.3

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

ABL and Term Loan Facilities and Equipment Financing Agreements

As of June 30, 2023, the Company has (i) a senior secured term loan credit facility with an outstanding balance of $341.0 million, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base). As of June 30, 2023, the Company had no borrowings outstanding on the ABL Facility, $27.1 million in outstanding letters of credit, and $104.3 million available under the ABL Facility, based on current qualified collateral. Under the terms of the ABL Facility, lenders may issue up to $40 million of standby letters of credit on our behalf. Outstanding letters of credit reduce the availability on the $150 million ABL Facility. Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurance liabilities.

As of June 30, 2023, the Company had $287.2 million of equipment and real estate term loans and $24.4 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months.

Cash Flows

The Company’s summary statements of cash flows information for the six months ended June 30, 2023 and 2022 is set forth in the table below (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$58.9	$51.9
Net cash provided by (used in) investing activities	$0.7	$(24.1)
Net cash used in financing activities	$(119.6)	$(23.6)

Operating Activities. Cash provided by operating activities was $58.9 million during the six months ended June 30, 2023 and consisted of $6.2 million of net income plus $54.2 million of non-cash items, consisting primarily of impairment, depreciation, amortization, deferred taxes, gain on disposition of property and equipment, and stock-based compensation, offset by $1.5 million of net cash used in working capital and other activities. Cash used in working capital and other activities during the six months ended June 30, 2023 reflect an increase of $0.6 million in accounts receivable, an increase of $0.3 million in drivers’ advances and other receivables, and a decrease of $1.0 million in accrued expenses and other liabilities, partially offset by a decrease of $0.2 million in other current assets and an increase of $0.2 million in accounts payable.

The $7.0 million increase in cash provided by operating activities during the six months ended June 30, 2023, as compared with the six months ended June 30, 2022, was the result of increases in net cash provided by working capital of $23.9 million, increases in adjustments to reconcile net income to net cash provided by operating activities of $7.6 million, offset by a $24.5 million reduction to net income.

Investing Activities. Cash provided by investing activities was $0.7 million for the six months ended June 30, 2023 as compared to cash used in investing activities of $24.1 million for the six months ended June 30, 2022. This change is primarily due to a $19.3 million cash payment during the six months ended June 30, 2022 for the acquisition of SJ Transportation Co., Inc., a decrease of $7.7 million in cash equipment purchases, partially offset by a decrease of $2.2 million in cash receipts from sales of revenue equipment for the six months ended June 30, 2023.

Total net cash capital receipts for the six months ended June 30, 2023 and 2022 are shown below (in millions):

	Six Months Ended June 30,
	2023	2022
Revenue equipment	$6.3	$19.5
Revenue equipment leased and available for lease to owner operators	3.6	0.9
Buildings and improvements	0.5	2.0
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	7.1	2.8
Total cash capital expenditures	17.5	25.2
Less: Proceeds from sales of property and equipment	18.2	20.4
Net cash capital (receipts) expenditures	$(0.7)	$4.8

Financing Activities. Cash used in financing activities increased from $23.6 million for the six months ended June 30, 2022 to $119.6 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, we had approximately $62.4 million more net debt-related payments, including a voluntary $50.0 million Term Loan Facility prepayment, $20.0 million in payments for the voluntary redemption of the Series B-1 preferred stock, and $3.4 million in dividend payments related to the Series B preferred stock (which were issued in November 2022) compared to same period in 2022. During the six months ended June 30, 2022, we received $9.4 million in proceeds from warrant exercises and $0.8 million in stock options exercises compared to none in the same period in 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s director or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.4

Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.5

Certificate of Designations, Preferences, Rights and Limitations of Series B-1 Perpetual Redeemable Preferred Stock and Series B-2 Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

3.6

Certificate of Amendment to Certificate of Designations of Preferences, Rights and Limitations of Series B-1 Perpetual Redeemable Preferred Stock and Series B-2 Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

10.1*

Amendment No. 4 to Term Loan Agreement, dated as of May 2, 2023, by and among the registrant, Daseke Companies Inc., and each of the subsidiaries party thereto, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.2	Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on June 8, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 9, 2023).

10.3

Employment Agreement, dated as of June 23, 2023, by and between Scott Hoppe and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the registrant on June 26, 2023).

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

Date: August 03, 2023	DASEKE, INC.

	By:	/s/ Aaron Coley
	Name:	Aaron Coley
	Title:	Chief Financial Officer
(On behalf of the registrant and as the registrant’s principal financial officer)