Form 10-Q
period 2023-09-30
Daseke, Inc.
filed 2023-11-09
CIK 1642453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Common shares of the registrant outstanding at October 31, 2023 were 46,501,658.

DASEKE, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$77.2	$153.4
Accounts receivable, net of allowance of $1.9 and $2.3 at September 30, 2023 and December 31, 2022, respectively	185.6	179.0
Drivers’ advances and other receivables	10.3	7.9
Other current assets	38.8	37.9
Total current assets	311.9	378.2

Property and equipment, net	557.6	488.3
Intangible assets, net	75.2	80.6
Goodwill	137.3	137.3
Right-of-use assets	101.2	107.6
Other non-current assets	3.4	3.4
Total assets	$1,186.6	$1,195.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19.2	$14.7
Accrued expenses and other liabilities	53.4	44.9
Accrued payroll, benefits and related taxes	28.4	30.8
Accrued insurance and claims	47.4	40.6
Current portion of long-term debt	95.2	78.4
Current operating lease liabilities	33.1	34.4
Total current liabilities	276.7	243.8

Line of credit	—	—
Long-term debt, net of current portion	558.2	582.3
Deferred tax liabilities	96.4	95.0
Non-current operating lease liabilities	74.3	79.6
Other non-current liabilities	1.7	1.7
Total liabilities	1,007.3	1,002.4

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, 10,000,000 total preferred shares authorized:
Series A convertible preferred stock, $0.0001 par value; 650,000 shares issued and outstanding with liquidation preference of $65.0 at September 30, 2023 and December 31, 2022	65.0	65.0
Series B perpetual preferred stock, $0.0001 par value; 47,597 shares issued and outstanding with liquidation preference of $47.6 at September 30, 2023 and 67,597 shares issued and outstanding with liquidation preference of $67.6 at December 31, 2022	47.6	67.6
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 46,323,242 and 45,028,041 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	297.3	293.1
Accumulated deficit	(230.2)	(232.3)
Accumulated other comprehensive loss	(0.4)	(0.4)
Total stockholders’ equity	179.3	193.0
Total liabilities and stockholders’ equity	$1,186.6	$1,195.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Company freight	$168.7	$168.6	$499.9	$492.4
Owner operator freight	108.2	130.0	333.2	397.7
Brokerage	63.1	85.3	186.9	255.4
Logistics	15.0	13.8	45.2	39.2
Fuel surcharge	47.3	65.1	144.2	180.4
Total revenue	402.3	462.8	1,209.4	1,365.1

Operating expenses:
Salaries, wages and employee benefits	97.3	104.6	308.6	299.3
Fuel	37.3	40.0	105.3	120.4
Operations and maintenance	44.0	43.8	129.4	120.2
Purchased freight	137.3	180.3	425.3	548.9
Administrative	20.4	17.8	55.4	52.8
Taxes and licenses	4.0	3.9	11.9	11.6
Insurance and claims	16.2	20.0	49.1	61.0
Acquisition-related transaction expenses	—	0.4	1.2	3.7
Depreciation and amortization	28.3	23.9	79.3	68.2
Gain on disposition of property and equipment	(2.6)	(4.9)	(11.0)	(14.0)
Impairment	—	—	1.5	7.8
Restructuring	0.1	0.8	0.4	2.0
Total operating expenses	382.3	430.6	1,156.4	1,281.9
Income from operations	20.0	32.2	53.0	83.2

Other expense (income):
Interest income	(1.1)	(0.7)	(3.7)	(1.5)
Interest expense	13.4	9.2	39.1	23.8
Change in fair value of warrant liability	—	—	—	(4.7)
Other	(0.1)	1.2	(0.6)	1.3
Total other expense	12.2	9.7	34.8	18.9

Income before income taxes	7.8	22.5	18.2	64.3
Income tax expense	4.6	9.9	8.8	21.0
Net income	3.2	12.6	9.4	43.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.5)	(0.4)	—	(0.5)
Comprehensive income	$2.7	$12.2	$9.4	$42.8

Net income	$3.2	$12.6	$9.4	$43.3
Less dividends to Series A convertible preferred stockholders	(1.3)	(1.3)	(3.7)	(3.7)
Less dividends to Series B perpetual preferred stockholders	(0.8)	—	(3.6)	—
Net income attributable to common stockholders	$1.1	$11.3	$2.1	$39.6
Earnings per common share:
Basic	$0.02	$0.18	$0.05	$0.62
Diluted	$0.02	$0.17	$0.04	$0.60
Weighted-average common shares outstanding:
Basic	46,089,770	63,535,897	45,588,585	63,301,446
Diluted	47,608,158	66,270,641	47,613,017	66,266,666
Dividends declared per Series A convertible preferred share	$1.91	$1.91	$5.72	$5.72
Dividends declared per Series B perpetual preferred share	$17.50	$—	$57.44	$—

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2023

(Unaudited)

(Dollars in millions)

	Series A Convertible		Series B Perpetual						Accumulated
	Preferred Stock		Preferred Stock		Common Stock				Other
						Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2023	650,000	$65.0	67,597	$67.6	45,028,041	$—	$293.1	$(232.3)	$(0.4)	$193.0
Vesting of stock awards	—	—	—	—	158,359	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(1.2)	—	(1.2)
Series B perpetual preferred stock dividend	—	—	—	—	—	—	—	(1.5)	—	(1.5)
Stock-based compensation expense	—	—	—	—	—	—	2.9	—	—	2.9
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	—	—	—	—	0.5	—	0.5
Balance at March 31, 2023	650,000	$65.0	67,597	$67.6	45,186,400	$—	$295.8	$(234.5)	$(0.5)	$193.4
Exercise of options	—	—	—	—	4,000	—	—	—	—	—
Vesting of stock awards	—	—	—	—	460,541	—	(2.3)	—	—	(2.3)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(1.2)	—	(1.2)
Series B perpetual preferred stock dividend	—	—	—	—	—	—	—	(1.3)	—	(1.3)
Series B perpetual preferred stock redemption	—	—	(20,000)	(20.0)	—	—	—	—	—	(20.0)
Stock-based compensation expense	—	—	—	—	—	—	1.6	—	—	1.6
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	0.6	0.6
Net income	—	—	—	—	—	—	—	5.7	—	5.7
Balance at June 30, 2023	650,000	$65.0	47,597	$47.6	45,650,941	$—	$295.1	$(231.3)	$0.1	$176.5
Exercise of options	—	—	—	—	79,000	—	0.2	—	—	0.2
Vesting of stock awards	—	—	—	—	593,301	—	(1.4)	—	—	(1.4)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(1.3)	—	(1.3)
Series B perpetual preferred stock dividend	—	—	—	—	—	—	—	(0.8)	—	(0.8)
Stock-based compensation expense	—	—	—	—	—	—	3.4	—	—	3.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Net income	—	—	—	—	—	—	—	3.2	—	3.2
Balance at September 30, 2023	650,000	$65.0	47,597	$47.6	46,323,242	$—	$297.3	$(230.2)	$(0.4)	$179.3

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2022

(Unaudited)

(Dollars in millions)

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock				Other
				Par	Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Value	Paid-In Capital	Deficit	Loss	Total
Balance at January 1, 2022	650,000	$65.0	62,489,278	$—	$387.8	$(276.8)	$—	$176.0
Exercise of options	—	—	91,425	—	0.8	—	—	0.8
Exercise of warrants	—	—	817,648	—	9.4	—	—	9.4
Vesting of stock awards	—	—	43,450	—	—	—	—	—
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.2	—	—	2.2
Net income	—	—	—	—	—	13.0	—	13.0
Balance at March 31, 2022	650,000	$65.0	63,441,801	$—	$400.2	$(265.0)	$—	$200.2
Vesting of stock awards	—	—	62,217	—	(0.2)	—	—	(0.2)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	2.3	—	—	2.3
Foreign currency translation adjustments	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	—	—	17.7	—	17.7
Balance at June 30, 2022	650,000	$65.0	63,504,018	$—	$402.3	$(248.5)	$(0.1)	$218.7
Vesting of stock awards	—	—	47,548	—	(0.1)	—	—	(0.1)
Series A convertible preferred stock dividend	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	2.1	—	—	2.1
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	—	—	12.6	—	12.6
Balance at September 30, 2022	650,000	$65.0	63,551,566	$—	$404.3	$(237.2)	$(0.5)	$231.6

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$9.4	$43.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74.5	63.0
Amortization of intangible assets	4.8	5.2
Amortization of deferred financing fees	1.9	0.9
Non-cash operating lease expense	(0.1)	—
Change in fair value of warrant liability	—	(4.7)
Stock-based compensation expense	5.3	8.8
Deferred taxes	1.2	2.6
Bad debt expense (recovery)	(0.1)	0.7
Gain on disposition of property and equipment	(11.0)	(14.0)
Impairment	1.5	7.8
Changes in operating assets and liabilities:
Accounts receivable	(6.5)	(34.1)
Drivers’ advances and other receivables	(2.4)	(3.1)
Other current assets	(0.9)	(3.7)
Accounts payable	5.4	3.5
Accrued expenses and other liabilities	9.5	30.5
Net cash provided by operating activities	92.5	106.7

Cash flows from investing activities
Purchases of property and equipment	(25.6)	(33.4)
Proceeds from sale of property and equipment	24.6	28.0
Cash paid for acquisitions, net of cash received	—	(19.1)
Net cash used in investing activities	(1.0)	(24.5)

Cash flows from financing activities:
Advances on line of credit	1,191.4	1,356.9
Repayments on line of credit	(1,191.4)	(1,356.9)
Principal payments on long-term debt	(140.1)	(49.0)
Exercise of stock options, net	0.2	0.8
Exercise of warrants	—	9.4
Series A convertible preferred stock dividends	(3.7)	(3.7)
Series B perpetual preferred stock dividends	(4.2)	—
Series B perpetual preferred stock redemption	(20.0)	—
Net cash used in financing activities	(167.8)	(42.5)

Effect of exchange rates on cash and cash equivalents	0.1	1.1

Net (decrease) increase in cash and cash equivalents	(76.2)	40.8
Cash and cash equivalents – beginning of period	153.4	147.5
Cash and cash equivalents – end of period	$77.2	$188.3

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in millions)

	Nine Months Ended
	September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$37.2	$23.1
Cash paid for income taxes	$2.4	$19.8

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$130.9	$93.7
Right-of-use assets acquired	$24.0	$27.8
Accrued share repurchase excise taxes	$0.1	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people and a fleet of more than 4,900 tractors and 11,000 flatbed and specialized trailers. The Company delivers its diverse offering of solutions to thousands of customers across the United States, Canada and Mexico. In addition to transporting freight with tractors and trailers, the Company also provides logistical planning and warehousing solutions to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Series B Preferred Stock

In May 2023, Daseke redeemed all 20,000 shares of issued and outstanding Series B-1 perpetual preferred stock by paying $20.3 million in cash, which consisted of $20.0 million liquidation preference, plus $0.3 million in accrued and unpaid dividends. As of September 30, 2023, as a result of such redemption, the Company has recorded an estimated $0.1 million excise tax liability for share repurchases, net of issuances.

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

Lease income from lease payments related to these operating leases for the three months ended September 30, 2023 and 2022 was $7.9 million and $8.4 million, respectively. Lease income from lease payments related to these operating leases for the nine months ended September 30, 2023 and 2022 was $24.0 million and $24.2 million, respectively.

NOTE 2 – OTHER CURRENT ASSETS

The components of other current assets are as follows (in millions):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$11.3	$8.4
Income tax receivable	11.2	13.8
Prepaid licensing, permits and tolls	4.4	5.0
Parts supplies	4.2	4.2
Other prepaids	3.4	2.9
Prepaid taxes	1.6	1.2
Prepaid highway and fuel taxes	1.5	1.1
Prepaid software	1.2	1.3
Total	$38.8	$37.9

NOTE 3 – INTEGRATION AND RESTRUCTURING

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan (the Plan). Our goal is to drive synergies and improve profitability through cost reduction, network optimization and commercial initiatives which will be facilitated by the continued integration of our operating companies into a subset of our highest-performing platform companies. We believe these measures will unite teams across the Company around a culture of close coordination and continuous improvement, providing for opportunistic expansion into incremental services, geographies, and industrial end markets. These efforts provide a preview of the potential of One Daseke, our name for the initiatives through which we are driving the next phase of our Company’s growth - one that benefits from the sharing of best practices, the optimization of processes, and the technology enablement necessary to better engage our customers and drivers. As of September 30, 2023, we had nine operating segments.

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

The Company recorded $0.1 million in integration and restructuring expenses in the three months ended September 30, 2023. The Company recorded $0.4 million of integration and restructuring expenses, primarily related to $1.1 million in professional fees partially offset by a $0.7 million prior quarter reclassification to acquisition-related transaction expenses, in connection with the Plan in the nine months ended September 30, 2023, comprised of $0.4 million in the Specialized Solutions segment and $0 in the Flatbed Solutions segment. As of September 30, 2023, we have incurred a cumulative total of $2.8 million in integration and restructuring costs since inception of the Plan.

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

During the second quarter of 2022, the Company made a decision to no longer use the trade name of an operating segment within the Specialized Solutions segment that had been integrated into another operating segment as part of the Plan. In addition, as of the end of such quarter, there were no remaining customer relationships associated with this integrated operating segment. As such, the Company determined there were indicators of impairment regarding this operating segment’s trade name intangibles, customer relationship intangibles, and goodwill. The Company determined there was no fair value associated with this integrated operating segment’s intangibles, and the Company recorded an impairment charge of $7.8 million in the Specialized Solutions segment during the second quarter of 2022, consisting of $1.9 million of trade name intangibles, $0.2 million of customer relationships, and $5.7 million of goodwill. The impairment charge is included in impairment in the consolidated statements of operations and comprehensive income.

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in millions):

	September 30,	December 31,
	2023	2022
Revenue equipment	$686.5	$611.3
Revenue equipment leased and available for lease to owner operators	153.4	145.1
Buildings and improvements	63.0	62.4
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	50.0	40.7
Property and equipment, gross	952.9	859.5
Accumulated depreciation	(395.3)	(371.2)
Property and equipment, net	$557.6	$488.3

Depreciation expense on property and equipment was $26.6 million and $22.1 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense on property and equipment was $74.5 million and $63.0 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows as of September 30, 2023 and December 31, 2022 (in millions):

	September 30,	December 31,
	2023	2022
Brokerage and escorts	$19.4	$14.1
Owner operator deposits	9.1	9.7
Other accrued expenses	8.5	5.6
Unvouchered payables	7.9	9.4
Fuel and fuel taxes	6.1	2.7
Accrued property taxes and sales taxes payable	1.3	2.4
Interest	1.0	1.0
Share repurchase excise taxes	0.1	—
	$53.4	$44.9

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2023 and December 31, 2022 (in millions):

	September 30,	December 31,
	2023	2022
Term Loan Facility	$320.0	$393.0
ABL Facility	—	—
Equipment and real estate term loans	317.3	249.1
Finance lease liabilities	20.6	25.0
Total debt and finance lease liabilities	657.9	667.1
Less current portion	(95.2)	(78.4)
Less unamortized deferred financing fees	(4.5)	(6.4)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$558.2	$582.3

Term Loan Facility

The Company has a senior secured term loan credit facility (the Term Loan Facility) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a lender, other lenders party thereto and other financial institutions party thereto. During the second and third quarters of 2023, the Company made a $50.0 million and $20.0 million cash prepayment of the Term Loan Facility, respectively, and accordingly wrote off $0.7 million and $0.3 million in deferred financing fees, respectively. The Term Loan Facility has an outstanding balance of $320.0 million as of September 30, 2023. The Term Loan Facility has a scheduled maturity date of March 9, 2028. At September 30, 2023 and December 31, 2022, the interest rate on the Term Loan Facility was 9.43% and 8.39%, respectively. As of September 30, 2023, the Company was in compliance with all covenants contained in the agreement governing the Term Loan Facility.

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the ABL Credit Agreement) with PNC Bank, National Association, as administrative agent and the lenders party thereto.

As of September 30, 2023, the Company had no borrowings, $20.6 million in letters of credit outstanding, and could incur approximately $112.2 million of additional indebtedness under the ABL Facility, based on current qualified collateral. As of September 30, 2023, the interest rate on the ABL Facility was approximately 6.9%. As of September 30, 2023, the Company was in compliance with all covenants contained in the ABL Credit Agreement.

Equipment and Real Estate Term Loans

As of September 30, 2023, the Company had term loans collateralized by equipment in the aggregate amount of $315.2 million with 15 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 7.4%, require monthly payments of principal and interest and mature at various dates through September 2030. As of September 30, 2023, the weighted average interest rate was 5.4%.

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2023 and 2022 were 59.0% and 44.0%, respectively. The effective tax rates for the nine months ended September 30, 2023 and 2022 were 48.4% and 32.7%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily a result of state and foreign income taxes, global intangible low-taxed income inclusion, and the impact of certain nondeductible expenses related to executive compensation and driver per diem as compared to forecasted earnings. State tax rates vary among states and typically range from 1% to 6%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three and nine months ended September 30, 2023 differs from the effective tax rate for the same periods in 2022 primarily due to the current forecasted full-year earnings, in which the unfavorable permanent adjustments noted above generated a greater impact on the effective tax rate.

There were no changes in uncertain tax positions during the three and nine months ended September 30, 2023.

NOTE 8 – STOCK-BASED COMPENSATION

Under the 2017 Omnibus Incentive Plan (as amended from time to time, the Incentive Plan), the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. As of September 30, 2023, the Company had approximately 4.3 million shares of common stock available for issuance under the Incentive Plan, based on the current estimate of the potential number of shares that may be issued from outstanding awards.

Aggregate stock-based compensation charges, net of forfeitures, were $1.7 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively, and $5.3 million and $8.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $0, $3.5 million, and $2.4 million of unrecognized stock-based compensation expense related to stock options, restricted stock units (RSUs) and performance stock units (PSUs) (both equity and liability awards), respectively. This expense will be recognized over the weighted average periods of 1.7 years for RSUs and 2.1 years for PSUs.

During the nine months ended September 30, 2023, there were 338,691 RSUs awarded to participants that are classified as equity. In addition, during the nine months ended September 30, 2023, there were 338,691 PSUs awarded to participants that are classified as equity. During the nine months ended September 30, 2023, there were no stock options granted. As of September 30, 2023, there were 1,683,662 outstanding stock options with a weighted average exercise price of $6.76.

Restricted Stock Units

The following table summarizes RSU grants under the Incentive Plan as of September 30, 2023:

Grantee Type	# of RSUs Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)
Director Group	970,867	135,324	1 year	$5.69
Employee Group	3,113,542	942,043	1 year -3 years	$6.75
Total		1,077,367

A summary of RSU awards activity under the Incentive Plan as of September 30, 2023 and the changes during the nine months ended September 30, 2023 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2023	1,097,586	$7.89
Granted	338,691	5.19
Vested	(264,609)	9.70
Forfeited	(94,301)	7.89
Non-vested as of September 30, 2023	1,077,367	$6.61

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2023 and 2022 was $5.19 and $12.05, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was $1.8 million and $1.6 million, respectively.

Performance Stock Units

As of September 30, 2023, the Company had 917,628 PSUs outstanding, of which 376,192 were classified as equity and 541,436 were classified as liabilities.

A summary of equity-classified PSU awards activity as of September 30, 2023, and the changes during the nine months ended September 30, 2023 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested equity-classified as of January 1, 2023	1,075,487	$7.11
Granted	338,691	5.19
Vested	(1,018,700)	7.17
Forfeited	(19,286)	5.99
Non-vested equity-classified as of September 30, 2023	376,192	$5.27

As of September 30, 2023, there were 541,436 PSUs classified as liabilities in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company’s financial performance over a three-year period, modified based on the Company’s Relative Total Shareholder Return (TSR) and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The ultimate amount to vest may be downwardly adjusted by the Compensation Committee of the Company’s Board of Directors if the TSR is negative. The amount of awards that will ultimately vest for these PSUs can range from 0% to 200% based on the TSR calculated over a three-year period beginning January 1 of the year each grant was made. The Company currently expects that these PSUs will vest between 96% and 129%. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date. The inputs and assumptions used to calculate the fair value ranged from a remaining term of 0.25 to 2.25 years, risk-free interest rate of 4.18% to 4.67%, expected volatility of 56.4% to 82.0%, and an expected dividend yield of 0.0%.

As of September 30, 2023, the total fair value of liability-classified awards was approximately $2.2 million, of which $1.3 million was recorded as a liability within accrued payroll, benefits and related taxes on the consolidated balance sheet and $0.4 million was recorded as a liability within other non-current liabilities on the consolidated balance sheet. As of September 30, 2023, the unrecognized stock-based compensation expense related to liability-classified PSUs was $0.5 million.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit as of September 30, 2023 and December 31, 2022 totaling approximately $21.2 million and $24.9 million, respectively, including those disclosed in Note 6. These letters of credit are related to security provided for potential liability and workers’ compensation insurance claims.

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

The Company’s operating segments, from time to time, provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s reportable segment results. Intersegment transportation and related services revenues and expenses for the Flatbed Solutions segment totaled $2.3 million and $3.9 million for the three and nine months ended September 30, 2023, respectively. Intersegment transportation and related services revenues and expenses for the Specialized Solutions segment totaled $1.7 million and $4.8 million for the three and nine months ended September 30, 2023, respectively. Intersegment transportation and related services revenues and expenses for the Flatbed Solutions segment totaled $0.5 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. Intersegment transportation and related services revenues and expenses for the Specialized Solutions segment totaled $1.9 million and $6.4 million for the three and nine months ended September 30, 2022, respectively.

The following tables reflect certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Flatbed	Specialized	Consolidated
	Solutions Segment	Solutions Segment	Total
Three Months Ended September 30, 2023
Total revenue	$163.6	$238.7	$402.3
Company freight	45.0	123.7	168.7
Owner operator freight	72.1	36.1	108.2
Brokerage	22.4	40.7	63.1
Logistics	1.7	13.3	15.0
Fuel surcharge	22.4	24.9	47.3
Operating income	5.1	14.9	20.0
Depreciation	12.5	14.1	26.6
Amortization of intangible assets	0.7	1.0	1.7
Restructuring	—	0.1	0.1
Non-cash operating lease expense	—	—	—
Interest expense	5.5	7.9	13.4
Total property and equipment additions	3.5	56.7	60.2

Three Months Ended September 30, 2022
Total revenue	$194.2	$268.6	$462.8
Company freight	42.7	125.9	168.6
Owner operator freight	81.2	48.8	130.0
Brokerage	38.4	46.9	85.3
Logistics	1.0	12.8	13.8
Fuel surcharge	30.9	34.2	65.1
Operating income	8.5	23.7	32.2
Depreciation	9.7	12.4	22.1
Amortization of intangible assets	0.8	1.0	1.8
Restructuring	0.5	0.3	0.8
Non-cash operating lease expense	0.1	(0.1)	—
Interest expense	4.0	5.2	9.2
Total property and equipment additions	29.8	30.8	60.6

	Flatbed	Specialized	Consolidated
	Solutions Segment	Solutions Segment	Total
Nine Months Ended September 30, 2023
Total revenue	$500.5	$708.9	$1,209.4
Company freight	137.0	362.9	499.9
Owner operator freight	220.7	112.5	333.2
Brokerage	68.3	118.6	186.9
Logistics	3.7	41.5	45.2
Fuel surcharge	70.8	73.4	144.2
Operating income	12.1	40.9	53.0
Depreciation	35.9	38.6	74.5
Amortization of intangible assets	1.8	3.0	4.8
Restructuring	—	0.4	0.4
Non-cash operating lease expense	(0.1)	—	(0.1)
Interest expense	16.4	22.7	39.1
Total property and equipment additions	60.2	96.3	156.5

Nine Months Ended September 30, 2022
Total revenue	$603.6	$761.5	$1,365.1
Company freight	126.6	365.8	492.4
Owner operator freight	258.6	139.1	397.7
Brokerage	127.2	128.2	255.4
Logistics	3.1	36.1	39.2
Fuel surcharge	88.1	92.3	180.4
Operating income	36.3	46.9	83.2
Depreciation	26.9	36.1	63.0
Amortization of intangible assets	2.3	2.9	5.2
Restructuring	0.8	1.2	2.0
Non-cash operating lease expense	0.1	(0.1)	—
Interest expense	10.3	13.5	23.8
Total property and equipment additions	58.4	68.7	127.1

A measure of assets is not applicable, as segment assets are not regularly reviewed by the chief operating decision maker for evaluating performance or allocating resources.

NOTE 11 – EARNINGS PER SHARE

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

For the three and nine months ended September 30, 2023, shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock), convertible into approximately 5.7 million shares of common stock, were not included in the computation of diluted earnings per share as their effects were anti-dilutive. In addition, for both the three and nine months ended September 30, 2023, approximately 1.0 million shares of outstanding stock options were not included in the computation of diluted earnings per share as their exercise price was greater than the average market price of the common stock. Further, for both the three and nine months ended September 30, 2023, approximately 0.5 million shares of common stock underlying outstanding liability-classified PSUs (that can ultimately vest from 0% to 200%) and 0.3 million shares of common stock underlying outstanding equity-classified PSUs (that can ultimately vest from 0% to 200%) were excluded from the computation of diluted earnings per share as the applicable performance measure had not yet been achieved as of the end of the reporting period.

For the three and nine months ended September 30, 2022, shares of the Series A Preferred Stock, convertible into approximately 5.7 million shares of common stock, were not included in the computation of diluted earnings per share as their effects were anti-dilutive. For the three and nine months ended September 30, 2022, approximately 1.3 million and 1.2 million, respectively, shares of common stock issuable upon exercise of outstanding stock options were not included in the computation of diluted earnings per share as their exercise price was greater than the average market price of the common stock. In addition, for both the three and nine months ended September 30, 2022, approximately 1.2 million shares of common stock underlying outstanding liability-classified PSUs (that can ultimately vest from 0% to 200%) and 0.1 million shares of common stock underlying outstanding equity-classified PSUs (that can ultimately vest from 0% to 100%) that are considered contingently issuable were excluded from the computation of diluted earnings per share as the applicable performance measure had not yet been achieved as of the end of the reporting period.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2023	2022	2023	2022

Numerator:
Net income	$3.2	$12.6	$9.4	$43.3
Less Series A Preferred Stock dividends	(1.3)	(1.3)	(3.7)	(3.7)
Less Series B Preferred Stock dividends	(0.8)	—	(3.6)	—
Net income attributable to common stockholders	1.1	11.3	2.1	39.6
Allocation of earnings to non-vested participating RSUs	—	—	—	(0.1)
Numerator for basic EPS - income available to common stockholders - two class method	$1.1	$11.3	$2.1	$39.5

Effect of dilutive securities:
Add back Series A Preferred Stock dividends	$—	$—	$—	$—
Add back allocation earnings to participating securities	—	—	—	0.1
Reallocation of earnings to participating securities considering potentially dilutive securities	—	—	—	(0.1)
Numerator for diluted EPS - income (loss) available to common stockholders - two class method	$1.1	$11.3	$2.1	$39.5

Denominator:
Denominator for basic EPS - weighted-average shares	46,089,770	63,535,897	45,588,585	63,301,446

Effect of dilutive securities:
Non-participating outstanding share-based payment awards	1,518,388	2,734,744	2,024,432	2,965,220
Series A Preferred Stock	—	—	—	—
Denominator for diluted EPS - weighted-average shares	47,608,158	66,270,641	47,613,017	66,266,666

Basic earnings per share	$0.02	$0.18	$0.05	$0.62
Diluted earnings per share	$0.02	$0.17	$0.04	$0.60

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people and a fleet of more than 4,900 tractors and 11,000 flatbed and specialized trailers. The Company delivers its diverse offering of solutions to thousands of customers across the United States, Canada and Mexico. In addition to transporting freight with tractors and trailers, the Company also provides logistical planning and warehousing solutions to customers.

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

Trends and Outlook

Thus far, 2023 has been a challenging year for the Company and the overall transportation industry. Excess capacity has lingered in the market longer than anticipated, load availability has not rebounded as much as anticipated, inflationary headwinds have persisted, and the used equipment market is oversupplied. We do not expect any substantive improvement in the current freight market conditions for the rest of the year, and we expect a fourth-quarter slowdown typical of the seasonality in our prior years. However, the Company is focused on improving profitability—by reallocating resources out of unprofitable lanes to contemplating elimination of fleets that lack cross-cycle resilience, and our 2024 ambition is to be cash flow positive regardless of the market environment.

Results of Operations

The following table sets forth the Company’s revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the three months ended September 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Three Months Ended September 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$168.7	41.9%	$168.6	36.4%	$0.1	0.1%
Owner operator freight	108.2	26.9	130.0	28.1	(21.8)	(16.8)
Brokerage	63.1	15.7	85.3	18.4	(22.2)	(26.0)
Logistics	15.0	3.7	13.8	3.0	1.2	8.7
Fuel surcharge	47.3	11.8	65.1	14.1	(17.8)	(27.3)
Total revenue	$402.3	100.0%	$462.8	100.0%	$(60.5)	(13.1)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$97.3	24.2%	$104.6	22.6%	$(7.3)	(7.0)%
Fuel	37.3	9.3	40.0	8.6	(2.7)	(6.8)
Operations and maintenance	44.0	10.9	43.8	9.5	0.2	0.5
Purchased freight	137.3	34.1	180.3	39.0	(43.0)	(23.8)
Administrative	20.4	5.1	17.8	3.8	2.6	14.6
Taxes and licenses	4.0	1.0	3.9	0.8	0.1	2.6
Insurance and claims	16.2	4.0	20.0	4.3	(3.8)	(19.0)
Acquisition-related transaction expenses	—	—	0.4	0.1	(0.4)	(100.0)
Depreciation and amortization	28.3	7.0	23.9	5.2	4.4	18.4
Gain on disposition of revenue property and equipment	(2.6)	(0.6)	(4.9)	(1.0)	2.3	(46.9)
Restructuring	0.1	—	0.8	0.2	(0.7)	(87.5)
Total operating expenses	$382.3	95.0%	$430.6	93.0%	$(48.3)	(11.2)%

INCOME FROM OPERATIONS	$20.0	5.0%	$32.2	7.0%	$(12.2)	(37.9)%

Other expense (income):
Interest income	$(1.1)	(0.3)%	$(0.7)	(0.2)%	$(0.4)	57.1%
Interest expense	13.4	3.3	9.2	2.0	4.2	45.7
Other	(0.1)	—	1.2	0.3	(1.3)	(108.3)
Total other expense	$12.2	3.0%	$9.7	2.1%	$2.5	25.8%

Income before income taxes	$7.8	1.9%	$22.5	4.9%	$(14.7)	(65.3)%
Income tax expense	4.6	1.1	9.9	2.1	(5.3)	(53.5)
Net income	$3.2	0.8%	$12.6	2.7%	$(9.4)	(74.6)%

OPERATING STATISTICS:
Company miles	59.0		54.4		4.6	8.5%
Owner operator miles	39.0		41.6		(2.6)	(6.3)
Total miles (in millions)	98.0		96.0		2.0	2.1%

Rate per mile	$2.83		$3.11		$(0.28)	(9.0)%
Revenue per tractor	$56,400		$62,200		$(5,800)	(9.3)%

Company owned tractors, at quarter-end	3,051		2,799		252	9.0%
Owner operator tractors, at quarter-end	1,894		2,042		(148)	(7.2)
Number of trailers, at quarter-end	11,045		11,028		17	0.2%

Company owned tractors, average for the quarter	3,026		2,748		278	10.1%
Owner operator tractors, average for the quarter	1,880		2,049		(169)	(8.2)
Total tractors, average for the quarter	4,906		4,797		109	2.3%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the three months ended September 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Three Months Ended September 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$123.7	51.8%	$125.9	46.9%	$(2.2)	(1.7)%
Owner operator freight	36.1	15.1	48.8	18.2	(12.7)	(26.0)
Brokerage	40.7	17.1	46.9	17.5	(6.2)	(13.2)
Logistics	13.3	5.6	12.8	4.8	0.5	3.9
Fuel surcharge	24.9	10.4	34.2	12.6	(9.3)	(27.2)
Total revenue	$238.7	100.0%	$268.6	100.0%	$(29.9)	(11.1)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$66.5	27.9%	$71.5	26.6%	$(5.0)	(7.0)%
Fuel	25.8	10.8	29.0	10.8	(3.2)	(11.0)
Operations and maintenance	31.5	13.2	31.5	11.7	—	—
Purchased freight	60.8	25.5	76.4	28.4	(15.6)	(20.4)
Administrative	14.2	5.9	11.8	4.4	2.4	20.3
Taxes and licenses	2.4	1.0	2.4	0.9	—	—
Insurance and claims	9.4	3.9	10.6	3.9	(1.2)	(11.3)
Acquisition-related transaction expenses	—	—	0.2	0.1	(0.2)	(100.0)
Depreciation and amortization	15.1	6.3	13.4	5.0	1.7	12.7
Gain on disposition of revenue property and equipment	(2.0)	(0.8)	(2.3)	(0.9)	0.3	(13.0)
Restructuring	0.1	—	0.4	0.1	(0.3)	(75.0)
Total operating expenses	$223.8	93.8%	$244.9	91.2%	$(21.1)	(8.6)%

INCOME FROM OPERATIONS	$14.9	6.2%	$23.7	8.8%	$(8.8)	(37.1)%

OPERATING STATISTICS:
Company miles	40.0		38.2		1.8	4.7%
Owner operator miles	8.3		10.0		(1.7)	(17.0)
Total miles (in millions)	48.3		48.2		0.1	0.2%

Rate per mile	$3.31		$3.62		$(0.31)	(8.6)%
Revenue per tractor	$64,700		$73,300		$(8,600)	(11.7)%

Company owned tractors, at quarter-end	2,123		1,982		141	7.1%
Owner operator tractors, at quarter-end	379		441		(62)	(14.1)
Number of trailers, at quarter-end	7,120		7,181		(61)	(0.8)%

Company owned tractors, average for the quarter	2,092		1,942		150	7.7%
Owner operator tractors, average for the quarter	379		442		(63)	(14.3)
Total tractors, average for the quarter	2,471		2,384		87	3.6%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the three months ended September 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Three Months Ended September 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$45.0	27.5%	$42.7	22.0%	$2.3	5.4%
Owner operator freight	72.1	44.1	81.2	41.8	(9.1)	(11.2)
Brokerage	22.4	13.7	38.4	19.8	(16.0)	(41.7)
Logistics	1.7	1.0	1.0	0.5	0.7	70.0
Fuel surcharge	22.4	13.7	30.9	15.9	(8.5)	(27.5)
Total revenue	$163.6	100.0%	$194.2	100.0%	$(30.6)	(15.8)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$30.8	18.8%	$33.1	17.0%	$(2.3)	(6.9)%
Fuel	11.5	7.0	11.0	5.7	0.5	4.5
Operations and maintenance	12.5	7.6	12.3	6.3	0.2	1.6
Purchased freight	76.5	46.8	103.9	53.5	(27.4)	(26.4)
Administrative	6.2	3.8	6.0	3.1	0.2	3.3
Taxes and licenses	1.6	1.0	1.5	0.8	0.1	6.7
Insurance and claims	6.8	4.2	9.4	4.8	(2.6)	(27.7)
Acquisition-related transaction expenses	—	—	0.2	0.1	(0.2)	(100.0)
Depreciation and amortization	13.2	8.1	10.5	5.4	2.7	25.7
Gain on disposition of revenue property and equipment	(0.6)	(0.4)	(2.6)	(1.3)	2.0	(76.9)
Restructuring	—	—	0.4	0.2	(0.4)	(100.0)
Total operating expenses	$158.5	96.9%	$185.7	95.6%	$(27.2)	(14.6)%

INCOME FROM OPERATIONS	$5.1	3.1%	$8.5	4.4%	$(3.4)	(40.0)%

OPERATING STATISTICS:
Company miles	19.0		16.2		2.8	17.3%
Owner operator miles	30.7		31.6		(0.9)	(2.8)
Total miles (in millions)	49.7		47.8		1.9	4.0%

Rate per mile	$2.36		$2.59		$(0.23)	(8.9)%
Revenue per tractor	$48,100		$51,300		$(3,200)	(6.2)%

Company owned tractors, at quarter-end	928		817		111	13.6%
Owner operator tractors, at quarter-end	1,515		1,601		(86)	(5.4)
Number of trailers, at quarter-end	3,925		3,847		78	2.0%

Company owned tractors, average for the quarter	934		806		128	15.9%
Owner operator tractors, average for the quarter	1,501		1,607		(106)	(6.6)
Total tractors, average for the quarter	2,435		2,413		22	0.9%

Revenue.  Total revenue decreased 13.1% for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease in total revenue was primarily attributed to decreased owner operator freight and brokerage revenue due to the macro trend of lower available freight volume as well as lower fuel surcharge due to decreased fuel costs that resulted in lower fuel surcharges to our customers. Total miles driven increased 2.1%, whereas rate per mile decreased 9.0%. The decrease in rate per mile was primarily due to a decrease in market rates.

The Company’s Specialized Solutions segment’s revenue decreased 11.1% for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease in revenue was primarily due to an 8.6% decrease in rate per mile and a 27.2% decrease in fuel surcharge. We saw revenue increases in the agriculture, mining, automotive, and aerospace end markets that were more than offset by revenue declines in the high security cargo, construction, glass, and manufacturing end markets. Company freight decreased 1.7% for the three months ended September 30, 2023 as compared to the same period in 2022 due to a 6.2% decrease in company rate per mile, partially offset by a 4.7% increase in miles driven due to a 7.7% increase in average company owned tractors. Owner operator freight decreased 26.0% due to a 17.0% decrease in miles driven and a decrease in owner operator rate per mile. The decrease in owner operator miles was primarily due to a 14.3% decrease in average owner operator tractors. Brokerage revenue decreased 13.2% for the three months ended September 30, 2023 as compared to the same period in 2022 due to total brokerage loads being down 11% and brokerage revenue per load was down 2% due to lower available loads in the market. Fuel surcharge revenue decreased for the three months ended September 30, 2023 as compared to the same period in 2022 due to decreased fuel costs that resulted in lower fuel surcharges to our customers.

The Company’s Flatbed Solutions segment’s revenue decreased 15.8% for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to an 8.9% decrease in rate per mile and a 27.5% decrease in fuel surcharge, partially offset by a 4.0% increase in total miles, driven by an increase in tractors. We saw declines primarily in the construction, manufacturing and steel end markets. Company freight revenue increased 5.4% due to a 17.3% increase in miles driven, partially offset by a 10.1% decrease in company rate per mile. Owner operator freight decreased 11.2% due to an 8.6% decrease in owner operator rate per mile and a 2.8% decrease in miles driven. There was an increase of 15.9% in the average company owned tractors, and a decrease of 6.6% in the average owner operator tractors for the three months ended September 30, 2023 as compared to the same period in 2022. Brokerage revenue decreased 41.7% for the three months ended September 30, 2023 as compared to the same period in 2022. Our brokerage service offering is typically utilized in strong rate environments in order to capture excess volumes. As a result of the weakening rate environment, total brokerage loads were down 29% and brokerage revenue per load was down 18%, which resulted in the decrease in brokerage revenue. Fuel surcharge revenue decreased 27.5% for the three months ended September 30, 2023 as compared to the same period in 2022 due to decreased fuel costs that resulted in lower fuel surcharges to our customers.

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

Salaries, wages and employee benefits expense decreased 7.0% for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease in salaries, wages and employee benefits expense was primarily due to a $4.1 million reduction in stock compensation attributable to the remeasurement of liability-classified equity awards, combined with a $3.1 million reduction in severance cost, as well as cost savings from reductions in support staff across the company. Salaries, wages and employee benefits expense, as a percentage of consolidated company freight revenue, decreased 4.3% for the three months ended September 30, 2023 as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense decreased 7.0% for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $2.4 million reduction in stock compensation attributable to the remeasurement of liability-classified equity awards, combined with a $1.7 million reduction in severance cost. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions company freight revenue, decreased 3.0% for the three months ended September 30, 2023 as compared to the same period in 2022.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense decreased 6.9% for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $1.7 million reduction in stock compensation attributable to the remeasurement of liability-classified equity awards, combined with a $1.4 million reduction in severance cost, partially offset by a $0.8 million increase in workers compensation. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions company freight revenue, decreased 9.1% for the three months ended September 30, 2023 as compared to the same period in 2022.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense decreased 6.8% for the three months ended September 30, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s fuel expense decreased 11.0% for the three months ended September 30, 2023 as compared to the same period in 2022. These decreases are primarily due to lower fuel costs, partially offset by an increase in company miles driven for the three months ended September 30, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s fuel expense increased 4.5% for the three months ended September 30, 2023 as compared to the same period in 2022 due to an increase in company miles driven, partially offset by lower fuel costs. Company miles increased by 4.7% in our Specialized Solutions segment and increased by 17.3% in our Flatbed Solutions segment, when compared to the same period in 2022. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $4.242 for the three months ended September 30, 2023, compared to $5.152 for the same period in 2022.

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

Operations and maintenance expense on a consolidated basis as well as for the Company’s Specialized Solutions and Flatbed Solutions segments for the three months ended September 30, 2023 were generally consistent with the same period in 2022. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the three months ended September 30, 2023 was also generally consistent with the same period in 2022.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense decreased 23.8% during the three months ended September 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $14.4 million during the three months ended September 30, 2023 as compared to the same period in 2022 as a result of a 6.3% decrease in owner operator miles driven and an 11.2% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers decreased $28.6 million during the three months ended September 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. Purchased freight expense, as a percentage of consolidated revenue, for the three months ended September 30, 2023, decreased 4.9% as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 20.4% during the three months ended September 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $7.9 million during the three months ended September 30, 2023 as compared to the same period in 2022, as a result of a 17.0% decrease in owner operator miles driven and a 10.9% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers decreased $7.7 million during the three months ended September 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the three months ended September 30, 2023, decreased 2.9% as compared to the same period in 2022.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 26.4% for the three months ended September 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $6.5 million for the three months ended September 30, 2023 as compared to the same period in 2022, as a result of a 2.8% decrease in owner operator miles driven and an 8.6% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers decreased $20.9 million during the three months ended September 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the three months ended September 30, 2023, decreased 6.7% as compared to the same period in 2022.

Administrative. Administrative expense consists of operating lease cost for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense increased 14.6% for the three months ended September 30, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s administration expense increased 20.3% for the three months ended September 30, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s administration expense increased 3.3% or the three months ended September 30, 2023 as compared to the same period in 2022. These increases were primarily due to increased real estate leases and associated costs for expanding our warehousing facilities, as well as an increase in professional fees associated with our transformation initiatives.

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

Depreciation and amortization expense increased 18.4% for the three months ended September 30, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 12.7% for the three months ended September 30, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 25.7% for the three months ended September 30, 2023 as compared to the same period in 2022. These increases were primarily related to the increase of company-owned tractors.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. Insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Other factors affecting the Company’s insurance and claims expense are the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels. Insurance and claims expense decreased 19.0% during the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to decreased insurance claims and premiums. The Company’s Specialized Solutions segment’s insurance and claims expense decreased 11.3% for the three months ended September 30, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s insurance and claims expense decreased 27.7% for the three months ended September 30, 2023 as compared to the same period in 2022.

Interest Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense increased 45.7% for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to a rising interest rate environment and a $0.3 million write-off of deferred amortization fees related to the prepayment of the Term Loan Facility.

Income Tax. Income tax expense was $4.6 million for the three months ended September 30, 2023 compared to income tax expense of $9.9 million for the same period in 2022. The effective tax rate was 59.0% for the three months ended September 30, 2023, compared to 44.0% for the same period in 2022. The difference between the Company’s effective tax rate and the federal statutory rate is primarily a result of state and foreign income taxes, global intangible low-taxed income inclusion, and the impact of certain nondeductible expenses related to executive compensation and driver per diem as compared to forecasted earnings. The effective tax rate for the current period differs from the same period last year primarily due to the current forecasted full-year earnings, in which the unfavorable permanent adjustments noted above generated a greater impact on the effective tax rate.

The following table sets forth the Company’s revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the nine months ended September 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Nine Months Ended September 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$499.9	41.3%	$492.4	36.1%	$7.5	1.5%
Owner operator freight	333.2	27.6	397.7	29.1	(64.5)	(16.2)
Brokerage	186.9	15.5	255.4	18.7	(68.5)	(26.8)
Logistics	45.2	3.7	39.2	2.9	6.0	15.3
Fuel surcharge	144.2	11.9	180.4	13.2	(36.2)	(20.1)
Total revenue	$1,209.4	100.0%	$1,365.1	100.0%	$(155.7)	(11.4)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$308.6	25.5%	$299.3	21.9%	$9.3	3.1%
Fuel	105.3	8.7	120.4	8.8	(15.1)	(12.5)
Operations and maintenance	129.4	10.7	120.2	8.8	9.2	7.7
Purchased freight	425.3	35.2	548.9	40.2	(123.6)	(22.5)
Administrative	55.4	4.6	52.8	3.9	2.6	4.9
Taxes and licenses	11.9	1.0	11.6	0.8	0.3	2.6
Insurance and claims	49.1	4.1	61.0	4.5	(11.9)	(19.5)
Acquisition-related transaction expenses	1.2	0.1	3.7	0.3	(2.5)	(67.6)
Depreciation and amortization	79.3	6.6	68.2	5.0	11.1	16.3
Gain on disposition of revenue property and equipment	(11.0)	(0.9)	(14.0)	(1.0)	3.0	(21.4)
Impairment	1.5	0.1	7.8	0.6	(6.3)	(80.8)
Restructuring	0.4	—	2.0	0.1	(1.6)	(80.0)
Total operating expenses	$1,156.4	95.6%	$1,281.9	93.9%	$(125.5)	(9.8)%

INCOME FROM OPERATIONS	$53.0	4.4%	$83.2	6.1%	$(30.2)	(36.3)%

Other expense:
Interest income	$(3.7)	(0.3)%	$(1.5)	(0.1)%	2.2	146.7%
Interest expense	39.1	3.2	23.8	1.7	15.3	64.3
Change in fair value of warrant liability	—	—	(4.7)	(0.3)	(4.7)	(100.0)
Other	(0.6)	—	1.3	0.1	(1.9)	(146.2)
Total other expense	$34.8	2.9%	$18.9	1.4%	$10.9	57.7%

Income before income taxes	18.2	1.5%	64.3	4.7%	(41.1)	(63.9)%
Income tax expense	8.8	0.7	21.0	1.5	(12.2)	(58.1)
Net income	$9.4	0.8%	$43.3	3.2%	$(28.9)	(66.7)%

OPERATING STATISTICS:
Company miles	175.1		159.7		15.4	9.6%
Owner operator miles	119.8		130.3		(10.5)	(8.1)
Total miles (in millions)	294.9		290.0		4.9	1.7%

Rate per mile	$2.83		$3.07		$(0.24)	(7.8)%
Revenue per tractor	$170,800		$189,900		$(19,100)	(10.1)%

Company owned tractors, at period-end	3,051		2,799		252	9.0%
Owner operator tractors, at period-end	1,894		2,042		(148)	(7.2)
Number of trailers, at period-end	11,045		11,028		17	0.2%

Company owned tractors, average for the period	2,971		2,638		333	12.6%
Owner operator tractors, average for the period	1,906		2,049		(143)	(7.0)
Total tractors, average for the period	4,877		4,687		190	4.1%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Specialized Solutions segment for the nine months ended September 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Nine Months Ended September 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$362.9	51.2%	$365.8	48.0%	$(2.9)	(0.8)%
Owner operator freight	112.5	15.9	139.1	18.3	(26.6)	(19.1)
Brokerage	118.6	16.7	128.2	16.8	(9.6)	(7.5)
Logistics	41.5	5.9	36.1	4.7	5.4	15.0
Fuel surcharge	73.4	10.3	92.3	12.2	(18.9)	(20.5)
Total revenue	$708.9	100.0%	$761.5	100.0%	$(52.6)	(6.9)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$208.5	29.4%	$205.2	26.9%	$3.3	1.6%
Fuel	73.4	10.4	87.1	11.4	(13.7)	(15.7)
Operations and maintenance	92.0	13.0	86.1	11.3	5.9	6.9
Purchased freight	185.0	26.1	217.8	28.6	(32.8)	(15.1)
Administrative	38.8	5.5	34.8	4.6	4.0	11.5
Taxes and licenses	7.3	1.0	7.0	0.9	0.3	4.3
Insurance and claims	28.2	4.0	34.5	4.5	(6.3)	(18.3)
Acquisition-related transaction expenses	0.7	0.1	2.1	0.3	(1.4)	(66.7)
Depreciation and amortization	41.6	5.9	39.0	5.1	2.6	6.7
Gain on disposition of revenue property and equipment	(7.9)	(1.1)	(8.0)	(1.1)	0.1	(1.3)
Impairment	—	—	7.8	1.0	(7.8)	(100.0)
Restructuring	0.4	0.1	1.2	0.2	(0.8)	(66.7)
Total operating expenses	$668.0	94.2%	$714.6	93.8%	$(46.6)	(6.5)%

INCOME FROM OPERATIONS	$40.9	5.8%	$46.9	6.2%	$(6.0)	(12.8)%

OPERATING STATISTICS:
Company miles	117.5		112.0		5.5	4.9%
Owner operator miles	25.9		31.6		(5.7)	(18.0)
Total miles (in millions)	143.4		143.6		(0.2)	(0.1)%

Rate per mile	$3.32		$3.52		$(0.20)	(5.7)%
Revenue per tractor	$193,800		$216,500		$(22,700)	(10.5)%

Company owned tractors, at period-end	2,123		1,982		141	7.1%
Owner operator tractors, at period-end	379		441		(62)	(14.1)
Number of trailers, at period-end	7,120		7,181		(61)	(0.8)%

Company owned tractors, average for the period	2,053		1,867		186	10.0%
Owner operator tractors, average for the period	400		465		(65)	(14.0)
Total tractors, average for the period	2,453		2,332		121	5.2%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue) of the Company’s Flatbed Solutions segment for the nine months ended September 30, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Nine Months Ended September 30,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$137.0	27.4%	$126.6	21.0%	$10.4	8.2%
Owner operator freight	220.7	44.1	258.6	42.8	(37.9)	(14.7)
Brokerage	68.3	13.6	127.2	21.1	(58.9)	(46.3)
Logistics	3.7	0.7	3.1	0.5	0.6	19.4
Fuel surcharge	70.8	14.2	88.1	14.6	(17.3)	(19.6)
Total revenue	$500.5	100.0%	$603.6	100.0%	$(103.1)	(17.1)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$100.1	20.0%	$94.1	15.6%	$6.0	6.4%
Fuel	31.9	6.4	33.3	5.5	(1.4)	(4.2)
Operations and maintenance	37.4	7.5	34.1	5.6	3.3	9.7
Purchased freight	240.3	48.0	331.1	54.9	(90.8)	(27.4)
Administrative	16.6	3.3	18.0	3.0	(1.4)	(7.8)
Taxes and licenses	4.6	0.9	4.6	0.8	—	—
Insurance and claims	20.9	4.2	26.5	4.4	(5.6)	(21.1)
Acquisition-related transaction expenses	0.5	0.1	1.6	0.3	(1.1)	(68.8)
Depreciation and amortization	37.7	7.5	29.2	4.8	8.5	29.1
Gain on disposition of revenue property and equipment	(3.1)	(0.6)	(6.0)	(1.0)	2.9	(48.3)
Impairment	1.5	0.3	—	—	1.5	100.0
Restructuring	—	—	0.8	0.1	(0.8)	(100.0)
Total operating expenses	$488.4	97.6%	$567.3	94.0%	$(78.9)	(13.9)%

INCOME FROM OPERATIONS	$12.1	2.4%	$36.3	6.0%	$(24.2)	(66.7)%

OPERATING STATISTICS:
Company miles	57.6		47.7		9.9	20.8%
Owner operator miles	93.9		98.7		(4.8)	(4.9)
Total miles (in millions)	151.5		146.4		5.1	3.5%

Rate per mile	$2.36		$2.63		$(0.27)	(10.3)%
Revenue per tractor	$147,600		$163,600		$(16,000)	(9.8)%

Company owned tractors, at period-end	928		817		111	13.6%
Owner operator tractors, at period-end	1,515		1,601		(86)	(5.4)
Number of trailers, at period-end	3,925		3,847		78	2.0%

Company owned tractors, average for the period	918		771		147	19.1%
Owner operator tractors, average for the period	1,506		1,584		(78)	(4.9)
Total tractors, average for the period	2,424		2,355		69	2.9%

Revenue.  Total revenue decreased 11.4% for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in total revenue was primarily attributed to decreased owner operator freight and brokerage revenue due to the macro trend of lower available freight volumes and the intentional shift toward loading company-owned tractors as well as lower fuel surcharge due to decreased fuel costs that resulted in lower surcharges to our customers. In addition, rate per mile decreased 7.8%; however, total miles driven increased 1.7%.

The Company’s Specialized Solutions segment’s revenue decreased 6.9% for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to decreased owner operator freight, company freight, and brokerage revenue, due to lower available freight volumes, as well as a decrease in fuel surcharge revenue, due to lower fuel costs, slightly offset by an increase in logistics revenue. We saw revenue increases due to our SJ Transportation Co., Inc. acquisition in March 2022, as well as increases in the agriculture, energy, aerospace, and mining end markets that were offset by revenue declines in the construction, high security cargo, glass, and manufacturing end markets. Company freight for the nine months ended September 30, 2023 was generally consistent with the same period in 2022. Owner operator freight decreased 19.1% primarily due to an 18.0% decrease in miles and a 1.3% decrease in owner operator rate per mile. The decrease in owner operator miles was primarily due to the 14.0% decrease in owner operator tractors. Total brokerage loads decreased 13% while brokerage revenue per load increased 6%, resulting in a decrease of 7.5% in brokerage revenue for the nine months ended September 30, 2023 as compared to the same period in 2022. We utilized our brokerage service offering for some wind-related projects during the nine months ended September 30, 2023 which resulted in the increase in brokerage revenue per load. Fuel surcharge revenue decreased 20.5% for the nine months ended September 30, 2023 as compared to the same period in 2022 due to decreased fuel costs that resulted in lower fuel surcharges to our customers.

The Company’s Flatbed Solutions segment’s revenue decreased 17.1% for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to decreases in brokerage revenue, fuel surcharge, and owner operator freight, partially offset by an increase in company freight. We saw strength primarily in our manufacturing and mining end markets that was more than offset by declines in the construction and steel end markets. Brokerage revenue decreased 46.3% for the nine months ended September 30, 2023 as compared to the same period in 2022. In this segment, total brokerage loads dropped 35% and the brokerage revenue per load dropped 17% due to lower rates during the nine months ended September 30, 2023 as compared to the same period in 2022. Owner operator freight decreased 14.7% due to a 10.3% decrease in owner operator rate per mile and a 4.9% decrease in miles driven. Fuel surcharge revenue decreased 19.6% due to decreased fuel costs that resulted in lower fuel surcharges to our customers. Company freight revenue increased 8.2% due to receiving additional trucks which led to a 20.8% increase in miles, partially offset by a 10.4% decrease in rate per mile.

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

Salaries, wages and employee benefits expense increased 3.1% for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in salaries, wages and employee benefits expense was primarily due to incremental driver compensation, increased workers compensation, partially offset by a reduction in stock compensation attributable to the remeasurement of liability-classified equity awards, a reduction in severance cost, as well as cost savings from a reduction in support staff across the company. The incremental driver compensation was due to a 9.6% increase in company miles. Salaries, wages and employee benefits expense, as a percentage of consolidated company freight revenue, for the nine months ended September 30, 2023 was generally consistent with the same period in 2022.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense for the nine months ended September 30, 2023 was generally consistent with the same period in 2022, with incremental driver compensation as a result of a 4.9% increase in company miles partially offset by the decreased health insurance and stock compensation costs. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions company freight revenue, for the nine months ended September 30, 2023 was also generally consistent with the same period in 2022.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense increased 6.4% for the nine months ended September 30, 2023 compared to the same period in 2022, primarily as a result of incremental driver compensation, increased workers compensation and health insurance costs, partially offset by a reduction in severance cost and a reduction in stock compensation attributable to the remeasurement of liability-classified equity awards. The incremental driver compensation was due to a 20.8% increase in company miles. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions company freight revenue, decreased 1.2% for the nine months ended September 30, 2023 as compared to the same period in 2022.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by company drivers.

Total fuel expense decreased 12.5% for the nine months ended September 30, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s fuel expense decreased 15.7% for the nine months ended September 30, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s fuel expense decreased 4.2% for the nine months ended September 30, 2023 as compared to the same period in 2022. These decreases are primarily due to lower fuel costs and negotiated fuel rebates, partially offset by an increase in company miles driven for the nine months ended September 30, 2023 as compared to the same period in 2022. Company miles increased by 4.9% in our Specialized Solutions segment and increased by 20.8% in our Flatbed Solutions segment, when compared to the same period in 2022. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $4.197 for the nine months ended September 30, 2023, compared to $4.961 for the same period in 2022.

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

Operations and maintenance expense increased 7.7% for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to a $5.8 million increase in maintenance and upkeep costs and a $3.4 million increase in pilot car and permit fees, largely driven by a 9.6% increase in company miles driven. The Company’s Specialized Solutions segment’s operations and maintenance expense increased 6.9% for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to a 4.9% increase in company miles driven. The Company’s Flatbed Solutions segment’s operations and maintenance expense increased 9.7% for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily as a result of a 20.8% increase in company miles driven. Operations and maintenance expense, as a percentage of consolidated revenue (excluding brokerage revenue), for the nine months ended September 30, 2023 was generally consistent with the same period in 2022.

Purchased Freight. Purchased freight expense consists of the payments to owner operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in higher payments during periods of increasing fuel prices.

Total purchased freight expense decreased 22.5% during the nine months ended September 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $70.6 million during the nine months ended September 30, 2023 as compared to the same period in 2022 as a result of an 8.9% decrease in owner operators’ rate and an 8.1% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased $53.0 million during the nine months ended September 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. In addition, the cost of diesel fuel decreased, which reduced the fuel surcharge reimbursements to owner operators during the nine months ended September 30, 2023 as compared to the same period in 2022. Purchased freight expense, as a percentage of consolidated revenue, for the nine months ended September 30, 2023, decreased 5.0% as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 15.1% during the nine months ended September 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $23.8 million during the nine months ended September 30, 2023 as compared to the same period in 2022, as a result of an 18.0% decrease in owner operator miles driven and a 1.3% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers decreased $9.0 million during the nine months ended September 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. As mentioned above, there was also a decrease in the cost of diesel fuel which led to decreased fuel surcharge reimbursements during the nine months ended September 30, 2023 as compared to the same period in 2022. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the nine months ended September 30, 2023, was generally consistent with the same period in 2022.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 27.4% for the nine months ended September 30, 2023 as compared to the same period in 2022. Purchased freight expense from owner operators decreased $46.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022, as a result of a 4.9% decrease in owner operator miles driven and a 10.3% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers decreased $44.0 million during the nine months ended September 30, 2023 as compared to the same period in 2022 due to decreased utilization of third-party providers and strategically prioritizing loads on the company-owned tractors. As mentioned above, there was also a decrease in the cost of diesel fuel which led to decreased fuel surcharge reimbursements during the nine months ended September 30, 2023 as compared to the same period in 2022. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the nine months ended September 30, 2023, decreased 6.9% as compared to the same period in 2022.

Administrative. Administrative expense consists of operating lease cost for real estate, professional fees and other expenses that are not directly associated with the Company’s fleet services. Administrative expense increased 4.9% for the nine months ended September 30, 2023 as compared to the same period in 2022 as a result of increased real estate leases and associated costs for expanding our warehousing facilities, partially offset by a decrease in professional fees associated with our transformation initiatives. The Company’s Specialized Solutions segment’s administrative expense increased 11.5% for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to increased real estate leases and associated costs for expanding our warehousing facilities. The Company’s Flatbed Solutions segment’s administrative expense decreased 7.8% for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to decreased professional fees.

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

Depreciation and amortization expense increased 16.3% for the nine months ended September 30, 2023 as compared to the same period in 2022. The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 6.7% for the nine months ended September 30, 2023 as compared to the same period in 2022 as a result of a 10.0% increase in average tractor count in the segment’s fleet. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 29.1% for the nine months ended September 30, 2023 as compared to the same period in 2022 as a result of a 19.1% increase in average tractor count in the segment’s fleet. The increase of company-owned tractors primarily related to capital expenditures that were originally planned for 2022 but were previously delayed due to supply chain disruptions.

Insurance and Claims. Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. Insurance and claims expense could increase in periods where there are claims in excess of the Company’s self-insured retention. Other factors affecting the Company’s insurance and claims expense are frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to correlate with the miles the Company travels. Insurance and claims expense decreased 19.5% during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to decreased insurance claims, partially offset by an increase in our estimate of incurred but not recorded claims. The Company’s Specialized Solutions segment’s insurance and claims expense decreased 18.3% for the nine months ended September 30, 2023 as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s insurance and claims expense decrease 21.1% for the nine months ended September 30, 2023 as compared to the same period in 2022.

Impairment. Impairment expense was $1.5 million for the nine months ended September 30, 2023 related to trade name intangibles of an integrated operating segment within the Company’s Flatbed Solutions segment. Impairment expense was $7.8 million for the nine months ended September 30, 2022 related to goodwill, trade name intangibles, and customer relationships intangibles of an integrated operating segment within the Company’s Specialized Solutions segment. The Company’s Flatbed Solutions segment’s impairment expense was $1.5 million, all related to trade name intangibles, for the nine months ended September 30, 2023. The Company’s Specialized Solutions segment had no impairment expense for the nine months ended September 30, 2023. The Company’s Specialized Solutions segment’s impairment expense was $7.8 million, consisting of $5.7 million related to goodwill, $1.9 million related to trade name intangibles, and $0.2 million related to customer relationships intangibles, for the nine months ended September 30, 2022. The Company’s Flatbed Solutions segment had no impairment expense for the nine months ended September 30, 2022.

Interest Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense increased 64.3% for the nine months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily attributable to the rising interest rate environment, an increase in financed equipment purchases, and a $1.0 million write-off of deferred amortization fees related to the prepayment of the Term Loan Facility. The Company’s common stock purchase warrants expired in February 2022 and are no longer exercisable. Change in fair value of warrant liability was a gain of $4.7 million for the nine months ended September 30, 2022.

Income Tax. Income tax expense was $8.8 million for the nine months ended September 30, 2023 compared to income tax expense of $21.0 million for the same period in 2022. The effective tax rate was 48.4% for the nine months ended September 30, 2023, compared to 32.7% for the same period in 2022. The difference between the Company’s effective tax rate and the federal statutory rate is primarily a result of state and foreign income taxes, global intangible low-taxed income inclusion, and the impact of certain nondeductible expenses related to executive compensation and driver per diem as compared to forecasted earnings. The effective tax rate for the current period differs from the same period last year primarily due to the current forecasted full-year earnings, in which the unfavorable permanent adjustments noted above generated a greater impact on the effective tax rate.

Liquidity, Capital Resources and Capital Requirements

The Company had the following sources of liquidity available at September 30, 2023 and December 31, 2022 (in millions).

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$77.2	$153.4
Availability under line of credit	112.2	110.9
Total	$189.4	$264.3

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

Total property and equipment additions for the nine months ended September 30, 2023 and 2022 are shown below (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash capital expenditures	$1.0	$5.4
Property and equipment acquired with debt or finance lease obligations	130.9	93.7
Total net property and equipment additions	$131.9	$99.1

Total net property and equipment additions increased due to an increase in financed equipment purchases during the nine months ended September 30, 2023 primarily related to capital expenditures that were originally planned for 2022, but were previously delayed due to supply chain disruptions. This increase was partially offset by decreases in cash equipment purchases and sales.

The Company currently estimates its 2023 net capital expenditures to be $155 million to $160 million. Previously, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, net capital expenditures for 2023 was estimated to be between $135 million and $145 million. This increase is largely due to the timing of equipment deliveries based upon delivery delays in the first half of the year and our ongoing discussions with equipment manufacturers. While we were expecting an ongoing lag in 2023 equipment deliveries, in recent months, the equipment manufacturers have committed to fulfilling our original 2023 orders and hence, we now expect to realize our original capital budget. In addition, the secondary equipment market has impacted our cash proceeds, which is also contributing to a modest increase in our net capital expenditures estimate.

Operating Leases

The Company entered into operating leases for revenue equipment and other equipment with terms of one year to five years and real property with terms of one year to five years having right-of-use asset values at lease inception of $6.3 million and $17.7 million, respectively, for the nine months ended September 30, 2023.

Material Debt

Overview

As of September 30, 2023, the Company had the following material debt:

•
the Term Loan Facility and the ABL Facility;
•
equipment and real estate term loans; and
•
finance lease liabilities.

The amounts outstanding under such agreements were as follows (in millions):

	September 30,	December 31,
	2023	2022
Term Loan Facility	$320.0	$393.0
ABL Facility	—	—
Equipment and real estate term loans	317.3	249.1
Finance lease liabilities	20.6	25.0
Total debt and finance lease liabilities	657.9	667.1
Less current portion	(95.2)	(78.4)
Less unamortized deferred financing fees	(4.5)	(6.4)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$558.2	$582.3

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

ABL and Term Loan Facilities and Equipment Financing Agreements

As of September 30, 2023, the Company has (i) a senior secured term loan credit facility with an outstanding balance of $320.0 million, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million, subject to availability under a borrowing base). As of September 30, 2023, the Company had no borrowings outstanding on the ABL Facility, $20.6 million in outstanding letters of credit, and $112.2 million available under the ABL Facility, based on current qualified collateral. Under the terms of the ABL Facility, lenders may issue up to $40 million of standby letters of credit on our behalf. Outstanding letters of credit reduce the availability on the $150 million ABL Facility. Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurance liabilities.

As of September 30, 2023, the Company had $317.3 million of equipment and real estate term loans and $20.6 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months.

Cash Flows

The Company’s summary statements of cash flows information for the nine months ended September 30, 2023 and 2022 is set forth in the table below (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$92.5	$106.7
Net cash used in investing activities	$(1.0)	$(24.5)
Net cash used in financing activities	$(167.8)	$(42.5)

Operating Activities. Cash provided by operating activities was $92.5 million during the nine months ended September 30, 2023 and consisted of $9.4 million of net income plus $78.0 million of non-cash items, consisting primarily of impairment, depreciation, amortization, deferred taxes, gain on disposition of property and equipment, and stock-based compensation, offset by $5.1 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the nine months ended September 30, 2023 reflect an increase of $9.5 million in accrued expenses and other liabilities and an increase of $5.4 million in accounts payable, partially offset by an increase of $6.5 million in accounts receivable, an increase of $2.4 million in drivers’ advances and other receivables, and an increase of $0.9 million in other current assets.

The $14.2 million decrease in cash provided by operating activities during the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022, was the result of a $33.9 million reduction to net income, partially offset by increases in net cash provided by working capital of $12.0 million and increases in adjustments to reconcile net income to net cash provided by operating activities of $7.7 million.

Investing Activities. Cash used in investing activities was $1.0 million for the nine months ended September 30, 2023 as compared to cash used in investing activities of $24.5 million for the nine months ended September 30, 2022. This change is primarily due to a $19.1 million cash payment during the nine months ended September 30, 2022 for the acquisition of SJ Transportation Co., Inc. and a decrease of $7.8 million in cash equipment purchases, partially offset by a decrease of $3.4 million in cash receipts from sales of revenue equipment for the nine months ended September 30, 2023.

Total net cash capital expenditures for the nine months ended September 30, 2023 and 2022 are shown below (in millions):

	Nine Months Ended September 30,
	2023	2022
Revenue equipment	$8.2	$24.6
Revenue equipment leased and available for lease to owner operators	5.7	1.2
Buildings and improvements	0.5	2.6
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	11.2	5.0
Total cash capital expenditures	25.6	33.4
Less: Proceeds from sales of property and equipment	24.6	28.0
Net cash capital expenditures	$1.0	$5.4

Financing Activities. Cash used in financing activities increased from $42.5 million for the nine months ended September 30, 2022 to $167.8 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we had approximately $91.1 million more net debt-related payments, including voluntary $70.0 million Term Loan Facility prepayments, $20.0 million in payments for the voluntary redemption of the Series B-1 preferred stock, and $4.2 million in dividend payments related to the Series B preferred stock (which were issued in November 2022) compared to same period in 2022. During the nine months ended September 30, 2022, we received $9.4 million in proceeds from warrant exercises compared to none in the same period in 2023. During the nine months ended September 30, 2022, we received $0.8 million in stock options exercises compared to $0.2 million in the same period in 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive and principal financial officers concluded our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of the Company’s director or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 09, 2023	DASEKE, INC.

	By:	/s/ Aaron Coley
	Name:	Aaron Coley
	Title:	Chief Financial Officer
(On behalf of the registrant and as the registrant’s principal financial officer)