Form 10-K
period 2023-12-31
Daseke, Inc.
filed 2024-03-07
CIK 1642453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3913221 (IRS Employer Identification No.)
15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Stock Market LLC

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

Yes ☐ No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $316.5 million.

47,200,283 shares of common stock were outstanding as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The definitive proxy statement or an amendment to this Annual Report on Form 10-K will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

DASEKE, INC.

2023 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements other than statements of historical fact, including those with respect to the financial condition, results of operations, plans, objectives, future performance and business of Daseke, Inc. (Daseke, the Company, we, us or our) and the proposed Merger (as defined below), are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “ongoing,” “goal,” “can,” “estimate,” “project,” “believe,” “plan,” “should,” “could,” “would,” “forecast,” “seek,” “target,” “predict,” “aim,” and “potential,” the negative of these terms or comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are based on the Company’s management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. As such, forward-looking statements involve risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. Important known factors that could cause our actual results to differ materially from our current expectations are disclosed in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. Accordingly, readers are cautioned not to place undue reliance on the forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). The Company’s SEC filings are available to the public through the Internet at the SEC’s website at http://www.sec.gov.

The Company also makes available free of charge on its Internet website at http://investor.daseke.com all of the documents that the Company files with the SEC as soon as reasonably practicable after it electronically files those documents with the SEC. Information contained on the Company’s website is not incorporated by reference into and does not otherwise form a part of this Form 10-K.

PART I

Item 1. Business

Overview

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets through experienced people, a fleet of more than 4,700 tractors and 9,600 flatbed and specialized trailers, and has operations throughout the United States, Canada and Mexico. The Company also provides logistical planning and warehousing services to customers. The Company is subject to regulation by the Department of Transportation, the Department of Defense, the Department of Energy, and various state regulatory authorities in the United States. The Company is also subject to regulation by the Ministries of Transportation and Communications and various provincial regulatory authorities in Canada.

The Company provides comprehensive transportation and logistics solutions offerings to approximately 4,100 customers, many of which are the world’s most respected industrial shippers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided transportation equipment, and the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailering transportation equipment. The Flatbed Solutions segment generated approximately 41% of total revenue in 2023, and the Specialized Solutions segment generated approximately 59% of total revenue in 2023. As of December 31, 2023, the Flatbed Solutions segment operated 2,339 tractors and 2,849 trailers, and the Specialized Solutions segment operated 2,430 tractors and 6,820 trailers. In 2023, Daseke’s company and owner-operator drivers drove 388.2 million miles.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing customers with certainty of delivery and continuity of operations and enables the Company to commit stable capacity volumes. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure and fixed cost requirements. In 2023, approximately 47% of the Company’s freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 53% was derived from asset-light services.

Recent Developments

The Proposed Merger

On December 22, 2023, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with TFI International Inc. and Diocletian MergerCo, Inc, a wholly owned subsidiary of TFI International (Acquisition Sub). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Acquisition Sub will be merged with and into the Company, with the Company surviving the Merger as an indirect, wholly owned subsidiary of TFI International.

Subject to the terms of the Merger Agreement, if the Merger is completed, Daseke common stockholders will receive $8.30 per share in cash, without interest, less any applicable withholding taxes, for each share of Daseke common stock that such stockholder owns as of immediately prior to the effective time of the Merger (the Effective Time).

The members of Daseke’s board of directors (the Board of Directors) unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby (the Transactions), including the Merger, are fair to, and in the best interests of, the Company and the holders of common stock, (ii) approved and declared advisable the Merger Agreement and the Transactions, including the Merger, upon the terms and subject to the conditions set forth in the Merger Agreement, (iii) resolved to recommend that the holders of common stock vote in favor of the adoption of the Merger Agreement and the Transactions, including the Merger, and approve and/or adopt such other matters that are submitted for their approval and/or adoption in connection with the Merger Agreement and the Transactions, including the Merger, and (iv) directed that the adoption of the Merger Agreement be submitted for consideration by the holders of common stock at a meeting thereof.

The completion of the Merger is subject to satisfaction or waiver of certain customary closing conditions, including the receipt of the required approvals from Daseke stockholders, certain regulatory approvals and the absence of any governmental order or law prohibiting consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the non-occurrence of any material adverse effect with respect to the other party since the date of the Merger Agreement. The Merger is expected to close in the beginning of the second quarter of 2024. Closing is not subject to any financing condition.

The Merger Agreement contains certain termination rights for each of Daseke and TFI International, and in certain circumstances, a termination fee would be payable by Daseke.

If the Merger is consummated, Daseke common stock will be delisted from The NASDAQ Stock Market LLC (NASDAQ) and deregistered under the Securities Exchange Act of 1934, as amended (the Exchange Act), and Daseke will cease to be a publicly traded company. Upon closing of the Merger, the Company will operate its portfolio of brands as part of TFI International’s Truckload segment.

For additional information related to the Merger, refer to the filings made by the Company with the SEC in connection with such transaction, including the proxy statement filed on February 15, 2024. We have prepared this Form 10-K as if we are going to remain an independent company. If the Merger is consummated, many of the forward-looking statements contained in this Form 10-K will no longer be applicable.

Industry and Competition

Open-deck freight is defined as loads secured atop trailer decks without removable or sliding sides and roof systems and is generally both complex and time-sensitive, which separates it from traditional dry-van freight. The open-deck industry is focused on different customers with different freight requirements than traditional dry-van and requires highly trained drivers, often with additional credentials, and specialized equipment with the ability to handle uniquely shaped and overweight cargo. Specialized loads often require specific expertise in both the operations and execution in order to address customized configurations, extensive coordination with local officials and escort vehicles and additional licenses, hauling permits, and administrative paperwork.

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

Customers

The Company’s customers, many of whom are Fortune 500 companies, rely on the Company to transport mission-critical loads, making it an integral part of their supply chains. As of December 31, 2023, the Company had approximately 4,100 customers. The Company’s ability to dependably transport high-value, complex and time-sensitive loads as well as provide the value-added logistics services required to plan, load, transport and unload and store loads has resulted in longstanding and established customer relationships. Several of our top customer relationships span more than 20 years on average at the Company’s operating divisions.

The Company’s customers represent a broad and attractive range of end markets. Examples of the freight the Company regularly transports include aircraft parts, manufacturing equipment, structural steel, pressure vessels, wind turbine blades, heavy machinery (construction, mining and agriculture), commercial glass, high-security cargo, industrial and hazardous waste, arms ammunition and explosives (AA&E), lumber and building and construction materials. Because the Company’s customers are generally in the industrial and manufacturing sector, as is typical for open-deck services providers, the Company is not subject to the same consumer-driven demand as dry-van trucking companies, whose freight typically includes consumer goods and whose volume can peak during the holiday season.

In 2023, the Company’s Flatbed Solutions segment provided transportation and logistics solutions to approximately 2,000 customers, and the Company’s Specialized Solutions segment provided unique, value-added transportation and logistics solutions to approximately 2,500 customers. See Note 16 of the Company’s audited consolidated financial statements included elsewhere in this Form 10-K for information on its two reportable segments.

A material portion of the Company’s revenue is generated from its major customers, the loss of one or more of which could have a material adverse effect on its business. In 2023 and 2022, the Company’s top ten customers accounted for approximately 29% and 28%, respectively, of its revenue; in 2023 and 2022, no single customer accounted for 10% or more of the Company’s revenue.

Revenue Equipment

As of December 31, 2023, the Company operated 2,971 company-owned tractors and also had under contract 1,798 tractors owned and operated by independent contractors. The Company also operated 9,669 trailers as of December 31, 2023. Growth of its tractor and trailer fleet is determined by market conditions and its experience and expectations regarding equipment utilization and driver recruitment and retention. In acquiring revenue equipment (tractors, trailers and trailer accessories), the Company considers a number of factors, including economy, fleet age, mileage and total cost of ownership of specific tractor and trailer manufacturers, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort and resale value. The Company maintains strong relationships with its equipment vendors and the financial flexibility to react as market conditions dictate.

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

As of December 31, 2023, the Company had 4,182 employees, which included 2,807 company drivers. The Company is not a party to any collective bargaining agreements.

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

The Company also contracts with owner-operator drivers to provide and operate tractors, which provide additional revenue equipment capacity. Independent contractors own or lease their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and highway use taxes. As of December 31, 2023, the Company had 1,864 independent contractors, who accounted for approximately 40% of total miles in 2023.

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

Safety

The Company takes pride in its safety-focused culture and conducts mandatory orientation for all drivers. The U.S. Department of Transportation (DOT) requires that the Company perform drug and alcohol testing that meets DOT regulations, and its safety program includes pre-employment, random and post-accident drug testing and all other testing required by the DOT. Company tractors are equipped with safety technology and cameras to reduce and mitigate the severity of accidents and claims.

Risk Management

The primary safety-related risks associated with the Company’s business include third-party personal injury, property damage, workers’ compensation, cargo damage, physical damage to company equipment, and damage to company property. The Company regularly reviews insurance limits and retentions. The Company’s historical auto liability retention, in the majority of instances, was $0.5 million per occurrence. However, after setting up a risk retention group in 2021, our auto liability retention has increased to $2.0 million per occurrence. In addition, the Company has secured excess liability coverage of up to $48.0 million per occurrence with retention limits of $8.0 million in aggregate for each policy period since the risk retention group was established in 2021 through April 30, 2023. The retention limits were increased to $11.0 million beginning May 1, 2023.

To the extent owner operators work on behalf of the Company, they are covered by the Company’s liability coverage. However, each such owner-operator is responsible for physical damage to his or her own equipment, occupational accident coverage, workers’ compensation, and liability exposure while the truck is used for non-company purposes.

Fuel

The Company actively manages a fuel purchasing network in an effort to maintain adequate fuel supplies and reduce its fuel costs. The Company purchases fuel through a network of retail truck stops with which it has negotiated volume purchasing discounts. The Company seeks to reduce its fuel costs by routing its drivers to truck stops with which the Company has negotiated volume purchase discounts when fuel prices at such stops are lower than the bulk rate paid for fuel at the Company’s terminals. The Company stores fuel in aboveground and underground storage tanks at some of its facilities.

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

In October 2016, the EPA and the National Highway Traffic Safety Administration (NHTSA) jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending through model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. In June 2021, the EPA amended the federal Phase 2 test procedures for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium and heavy duty vehicles, affecting the certification procedures for exhaust emission standards and related requirements. The June 2021 Phase 2 standards for heavy-duty trailers were challenged in federal court, and in November 2021 the D.C. Circuit vacated portions of the Phase 2 rule that apply to trailers, concluding that the EPA lacked the authority to set fuel efficiency standards for this equipment. In July 2022, the EPA published a final rule modifying the Greenhouse Gas Emissions Model compliance tool for heavy duty vehicles that was initially published in the 2016 Phase 2 standards. In August 2021, the EPA announced the Clean Trucks Plan, which is intended to reduce greenhouse gas emissions and emissions of other pollutants from heavy-duty trucks using rulemakings implemented over three years. The Clean Trucks Plan is part of a broader EPA initiative known as the Cleaner Trucks Initiative, which intends to update standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. In March 2022, the EPA published a proposed version of the first of these rules that sets new, more stringent standards to reduce pollution from heavy-duty vehicles and engines starting in model year 2027. The proposed rule included more stringent greenhouse gas standards for certain commercial vehicle categories in the heavy-duty greenhouse gas Phase 2 program. In January 2023, the EPA published the final rule but did not take final action on the portion of the proposed rule regarding proposed changes to heavy-duty greenhouse gas Phase 2 standards. In April 2023, EPA announced a proposal for more stringent Phase 3 standards to reduce greenhouse gas emissions from heavy-duty vehicles beginning in model year 2027. A final rule was expected by December 2023, but is still pending. The Clean Trucks Plan and future standards regulating emissions from on-road vehicles may result in its incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings.

Notwithstanding the federal standards, a number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. For instance, the California Air Resources Board also has adopted emission control regulations and greenhouse gas standards that largely align with the EPA’s and the NHTSA’s standards for new medium and heavy-duty engines, vehicles, and trailers sold in California. Furthermore, California also approved Tractor-Trailer Greenhouse Gas regulation to reduce greenhouse gas emissions by improving the aerodynamic performance and reducing the rolling resistance of tractor-trailers. The regulation applies to all heavy duty tractors that pull longer than 50-foot box-type trailers and longer than 50-foot box-type trailers that are pulled by heavy-duty tractors. The tractors and trailers subject to these regulations must be either EPA SmartWay-certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. The Company currently purchases SmartWay-certified equipment in certain of its new tractor and trailer acquisitions. In addition, in April 2023, the California Air Resources Board approved the Advanced Clean Fuels Regulation, which would require certain medium- and heavy-duty fleets to phase in the use of zero-emissions vehicles by 2045. These state regulations may result in the incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings. In order to reduce exhaust emissions, some states and municipalities have also begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity.

Federal and state lawmakers also have implemented or proposed potential limits on, as well as laws incentivizing reduction of, greenhouse gas emissions under a variety of other climate-change initiatives. Compliance with such limits may increase the cost of new tractors and trailers or require the Company to retrofit its equipment and could impair equipment productivity and increase its operating expenses. Other measures, such as the 2022 Inflation Reduction Act, provide funding (including tax credits) for acquisition and use of heavy-duty, zero-emissions vehicles, with the goal of reducing overall greenhouse gas emissions from on-road sources. These initiatives, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual value of these vehicles, could materially increase the Company’s operating expenses or otherwise adversely affect its operations.

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

Risks Relating to the Merger with TFI International

While the Merger Agreement is in effect, we are subject to certain interim covenants.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, without TFI International’s approval (such approval not to be unreasonably conditioned, withheld or delayed), from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The proposed Merger may cause disruptions to our business or business relationships with our existing and potential suppliers and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes to or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the proposed Merger has placed an increased burden on management and internal resources, which may have a negative impact on our ongoing business. It also diverts management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock.

There can be no assurance that the Merger will be completed in the expected timeframe or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (i) the receipt of the required approvals from Daseke’s stockholders, (ii) approval under the Canada Transportation Act, and (iii) the absence of any governmental order or law prohibiting consummation of the Merger. Several of the conditions to completion of the Merger are not within either Daseke’s or TFI International’s control. If any of these closing conditions are not satisfied or waived and the Merger has not been consummated on or before the Termination Date (as defined in the Merger Agreement), it is possible that the Merger Agreement may be terminated. The Merger Agreement also provides both Daseke and TFI International with certain termination rights. Furthermore, the requirements for obtaining the required approvals could delay the completion of the Merger for a significant period of time or prevent the Merger from occurring.

If the Merger is not consummated within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs, expenses and fees related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. We may also experience negative reactions from our stockholders and other investors, employees and other parties with which we maintain business relationships. In addition, if the Merger Agreement is terminated, in specified circumstances, we may be required to pay a termination fee. If the Merger is not consummated, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

Litigation challenging the Merger could prevent the Merger from occurring or adversely affect our business, financial condition or results of operations.

In connection with the announcement of the Merger Agreement, as is common in the context of mergers and acquisitions of publicly-traded companies, we (along with our directors and officers) have and may continue to attract lawsuits seeking to enjoin us from proceeding with or consummating the Merger or seeking to have the Merger rescinded after its consummation. For example, a complaint, captioned Carpenter v. Daseke, Inc., et al, No. 1:24-cv-00724 (S.D.N.Y), has been filed with respect to the Merger in the United States District Court for the Southern District of New York. The complaint was filed by a purported Daseke stockholder and asserts claims against Daseke and members of the Board of Directors relating to alleged violations of Section 14(a), Rule 14a-9, and Section 20(a) of the Exchange Act, premised on a purported failure to disclose material information related to the contemplated Merger and seeks injunctive relief enjoining the Merger and damages and costs, among other remedies.

One of the conditions to the consummation of the Merger is the absence of any order issued by certain governmental authorities of competent jurisdiction prohibiting the Merger. If any future plaintiffs are successful in obtaining an injunction or other order prohibiting the Merger, we may be unable to consummate the Merger. The risks and uncertainties associated with a failure to consummate the Merger are discussed in the immediately above risk factor. In addition, responding to any litigation targeting the Merger, even those without merit, will cause us to incur legal costs and expenses, which may negatively impact our financial condition. Responding to lawsuits may also divert the time and attention of our management away from our ongoing business operations and adversely affect our business and results of operations.

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

In addition, events outside the Company’s control, including global and national heath epidemics or concerns, strikes, protests or other work stoppages at its facilities or at customer, port, border or other shipping locations (including as a result of such epidemics or concerns or otherwise), or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements, could lead to reduced economic demand and activity, reduced availability of credit or temporary closing of the shipping locations or United States borders. Such events may reduce the demand for the Company’s services and could impair the Company’s operating efficiency and productivity, which would adversely affect the Company’s business and results of operations.

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

Concerns over global economic conditions, inflation, interest rates, energy costs, geopolitical issues, supply chain disruptions, the availability and cost of credit, the continuing conflict between Russia and Ukraine, and the increasing hostilities in the Middle East have contributed to increased economic uncertainty. An economic slowdown or recession in the United States could negatively impact demand for the Company’s services and therefore adversely affect its results. Adverse global economic conditions may cause the Company’s customers and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of the Company’s customers experiencing bankruptcy or otherwise becoming unable to pay service providers, including the Company. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Continuing inflation may impact our margins and profitability.

Recently, like others in our industry, we experienced inflationary cost headwinds in driver pay, operations and maintenance, and insurance expenses. Inflation can have an impact on the Company’s operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect the Company’s results of operations unless freight rates correspondingly increase. In addition, the Company’s customers are also affected by inflation, interest rates, and the rising costs of goods and services used in their businesses, which could negatively impact their ability to pay higher freight rates, which could adversely impact our revenue and profitability.

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

The Company’s operations are affected by the winter season because inclement weather impedes operations and some shippers reduce their shipments during winter. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling, and harsh weather that creates higher accident frequency, increased claims and higher equipment repair expenditures. These weather-related and other catastrophic events, such as fires, earthquakes and explosions, may also disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets or the assets of its customers or otherwise adversely affect the business or financial condition of its customers, any of which developments could adversely affect the Company’s profitability or make its results more volatile. Climate change may also result in various physical risks, such as the increased severity of weather-related events, that could adversely impact the Company’s operations.

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

A material portion of the Company’s revenue is generated from its major customers. In 2023 and 2022, the Company’s top ten customers, based on revenue, accounted for approximately 29% and 28%, respectively, of the Company’s revenue. In 2023 and 2022, no single customer represented 10% or more of the Company’s revenue. In addition, a material portion of the Company’s freight is from customers in the building materials industry, and as such, the Company’s results may be susceptible to trends in construction cycles, which are affected by numerous factors, including rates of infrastructure spending, real estate equity values, interest rates and general economic conditions. The Company’s customers’ financial difficulties can negatively impact the Company’s results of operations and financial condition, especially if they were to delay or default on payments to the Company.

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

The Company provides trucking services in Canada in addition to the United States, and the Company also transports freight into and out of Mexico by transferring the Company’s trailers to tractors operated by Mexican-based carriers with which the Company has contractual and long-standing relationships. As a result, the Company is subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Canada and Mexico, difficulties in enforcing contractual obligations and intellectual property rights through non-U.S. legal systems, burdens of complying with a wide variety of international and United States export and import laws, and social, political and economic instability. The Company also faces additional risks associated with restrictive trade policies and imposition of duties, taxes or government royalties imposed by the Canadian or Mexican government, to the extent not preempted by trade agreements between Mexico, Canada and the United States. Further, to the extent that the Company conducts operations outside of the United States, it is subject to the FCPA, which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. If the Company is not in compliance with the FCPA, other anti-corruption laws or other laws governing the conduct of business with government entities (including local laws), it may be subject to criminal and civil penalties and other remedial measures, which could harm its reputation and have a material adverse impact on the Company’s business, financial condition, results of operations, cash flows and prospects. Any investigation of any actual or alleged violations of such laws could also harm the Company’s reputation or have a material adverse impact on its business.

The Company is currently a Customs-Trade Partnership Against Terrorism (C-TPAT) participant. If the United States Customs and Border Protection determines the Company has failed to comply with its minimum security and other criteria applicable to C-TPAT participants, the Company may be unable to maintain its C-TPAT status, which may result in significant border delays, which could cause its operations in Canada to be less efficient than those of competitor truckload carriers also operating in Canada that obtain or continue to maintain C-TPAT status. Such inefficiency, as well as the requirements of some customers to deal only with C-TPAT participating carriers, could lead to a loss of certain business.

The Company’s contractual agreements with its owner-operators expose it to risks that it does not face with its company drivers.

Approximately 39% of the Company’s freight revenue was carried by independent contractor owner-operators in 2023. The Company’s reliance on independent contractor owner-operators creates numerous risks for the Company’s business. For example, the Company provides financing to certain of its independent contractor owner-operators purchasing tractors from the Company. If owner-operators operating the tractors the Company financed default under or otherwise terminate the financing arrangement and the Company is unable to find a replacement owner-operator, the Company may incur losses on amounts owed to it with respect to the tractor in addition to any losses it may incur as a result of idling the tractor. Further, if the Company is unable to provide such financing in the future, due to liquidity constraints or other restrictions, the Company may experience a shortage of owner-operators.

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

Owner-operators are third-party service providers, as compared to company drivers who are employed by the Company. As independent business owners, the Company’s owner-operators may make business or personal decisions that conflict with the Company’s best interests. For example, if a load’s profitability is lower than desired, route distance is too far from home or personal scheduling conflicts arise, an owner-operator may deny loads of freight from time to time. In these circumstances, the Company must be able to timely deliver the freight in order to maintain relationships with customers. In addition, adverse changes in the financial condition of the Company’s independent contractor owner-operators or increases in their equipment or operating costs could cause them to seek higher revenues. The prices the Company charges its customers could be impacted by such issues, which may in turn limit pricing flexibility with customers.

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

In the second half of 2019, the Company initiated several organizational improvement plans, which resulted in significant costs, including severance and other related payments and lease termination fees. In addition, the Company announced additional integrations in 2022. As of December 31, 2023, the Company has incurred $21.1 million in costs related to these plans. These plans could also result in significant disruptions to the Company’s operations or result in the loss of customer and market share in certain geographic territories. For example, because the Company’s customers interface directly with management and employees employed by subsidiaries that comprise the Company’s various operating segments, any consolidation or restructuring of such subsidiaries may not be viewed positively by customers who may choose to reassess whether to use the Company’s services. If the Company does not fully realize or maintain the anticipated benefits of these plans, its business, results of operations and prospects could be adversely affected.

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

As of December 31, 2023, the Company had $658.5 million of indebtedness outstanding. Its ability to make scheduled payments or to refinance its indebtedness obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond its control. The Company may not be able to maintain a level of cash flow from operating activities sufficient to permit it to pay the principal, premium, if any, or interest on its indebtedness. If the Company’s cash flow and capital resources are insufficient to fund debt service obligations, the Company may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness (or any combination thereof). The Company’s ability to restructure or refinance indebtedness will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of the Company’s credit rating, which could harm its ability to incur additional indebtedness.

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

As of December 31, 2023, the Company had $658.5 million of indebtedness outstanding. The Company’s level of indebtedness could adversely affect it in several ways, including the following:

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

Indebtedness under the Company’s credit facilities also makes us vulnerable to increases in interest rates as they bear interest at a rate that may vary with prevailing interest rates. Currently, loans under the credit facilities may be base rate loans or Secured Overnight Financing Rate loans.

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

As of December 31, 2023, the Company had recorded goodwill of $124.2 million and indefinite-lived intangible assets of $45.5 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 350, Intangibles — Goodwill and Other, the Company tests goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Any excess in carrying value over the estimated fair value is charged to the Company’s results of operations. Further, the Company may never realize the full value of its intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could have an adverse effect on the Company’s financial condition and results of operations. If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values and the estimated fair value of the Company’s goodwill and long-lived assets could change significantly, and could result in future non-cash impairment charges, which could materially impact its results of operations and financial condition for any such future period. During 2023, there was $1.5 million in impairment charges recorded by the Company related to trade name intangibles, related to an entity within the Company’s Flatbed Solutions segment. In addition, during 2023, the Company recorded impairment charges of $13.3 million to goodwill and $1.4 million to trade name intangibles, both related to an entity within the Specialized Solutions segment.

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

The enforceability of similar exclusive forum provisions in other companies’ charters has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in the Company’s charter is inapplicable or unenforceable. For example, the choice of forum provisions summarized above are not intended to, and would not, apply to suits brought to enforce any liability or duty created by the Exchange Act or other claim for which the federal courts have exclusive jurisdiction. Additionally, there is uncertainty as to whether the Company’s choice of forum provisions would be enforceable with respect to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended, or other claims for which the federal courts have concurrent jurisdiction, and in any event stockholders will not be deemed to have waived the Company’s compliance with federal securities laws and rules and regulations thereunder.

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

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats; effective management of security risks; and resiliency against incidents. Our cybersecurity risk management processes include various security controls, enforcement of company policies, monitoring systems, employee training, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. We implement risk-based controls to protect our information, the information of our customers, suppliers, and other third parties, our information systems, our business operations, and our related services. We have adopted security-control principles based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and other industry-recognized standards. This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management program.

We maintain a Cybersecurity Incident Management Policy (Cybersecurity Policy), which provides guidance and processes for identifying, reporting, assessing, resolving and ensuring timely public disclosure, when appropriate, of cybersecurity threats, including both cybersecurity threats directed at our company and those associated with our use of third-party service providers. We have retained a leading cybersecurity incident response vendor to assist us in responding to cybersecurity incidents and we maintain relationships with integration vendors to help us recover or rebuild technology systems in the event of a large-scale cybersecurity incident.

Key components of our cybersecurity risk management program include:

•
risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise information technology (IT) environment;
•
a security team, led by our Senior Vice President that oversees IT (our SVP IT), principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, incident response senior management; and
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.  See “Risk Factors - The Company is dependent on computer and communications systems, and a systems failure, cyber-attack or data breach could cause a significant disruption to its business and cause financial losses.”

Governance

Our Board of Directors has overall responsibility for risk oversight, with its committees assisting the Board in performing this function based on their respective areas of expertise. Our Board of Directors has delegated oversight of risks related to cybersecurity to the Audit Committee, which reports on its activities and findings to the full Board after each meeting. The Audit Committee is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. Our SVP IT provides periodic presentations to the Audit Committee on cybersecurity risks. These briefings include assessments of cyber risks, the threat landscape, updates on any incidents, and reports on our investments in cybersecurity risk mitigation and governance. In the event of a potentially material cybersecurity event, the Chair of the Audit Committee is notified and briefed, and meetings of the Audit Committee and/or full Board of Directors would be held, as appropriate. Three of the members of our Audit Committee have significant expertise in various aspects of cybersecurity programs.

Our SVP IT, in coordination with the Company’s executive team, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the SVP IT oversees the monitoring, prevention, detection, mitigation, and remediation of cybersecurity threats and incidents, and reports such threats and incidents to the Board when appropriate. Our SVP IT has twenty years of experience in the IT field, including managing risks arising from cybersecurity threats. The SVP IT is supported by a staff of IT professionals. Also supporting our SVP IT in assessing and managing the Company’s material risks from cybersecurity threats are the Company’s COO, CFO, and General Counsel, each of whom have over 20 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Item 2. Properties

The Company’s headquarters office, which is leased, is located in a multi-tenant office building in Addison, Texas. The Company has various owned and leased properties in North America, none of which are individually material. The Company’s terminals may include general and executive offices, customer service, sales/marketing, fuel and/or maintenance, parking and warehousing facilities. In addition, the Company owns parcels of vacant land and leases or owns several non-operating facilities in various locations around the United States. The Company also maintains various drop yards throughout the United States and Canada. The Company believes that substantially all of its property and equipment is in good condition and its buildings and improvements have sufficient capacity to meet current needs and that properties can be retained or replaced at an acceptable cost. From time to time, the Company invests in additional facilities to meet the needs of its business as it pursues additional growth.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Daseke’s common stock trades on NASDAQ under the symbol “DSKE”. As of February 23, 2024, there were 41 stockholders of record of its common stock. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these record holders.

Dividends

The Company has not paid any cash dividends on its common stock. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate declaring any common stock dividends in the foreseeable future. The payment of cash dividends on its common stock in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements, debt covenants and general financial condition. The payment of any cash dividends will be within the discretion of the Company’s Board of Directors at such time. In addition, the Company’s credit facilities (as described in Note 9 of Notes to Consolidated Financial Statements) and the Merger Agreement restrict the Company’s ability to pay dividends, subject to certain negotiated exceptions.

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

This MD&A is intended to provide investors with an understanding of the Company’s recent performance, financial condition and prospects comparing 2023 results to 2022. For a discussion that compares the Company’s 2022 results to 2021, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of 2022 Annual Report on Form 10-K.

Introduction

Daseke is a premier North American transportation solutions specialist dedicated to servicing challenging industrial end-markets. The Company provides comprehensive transportation and logistics solutions offerings to approximately 4,100 customers, many of which are the world’s most respected industrial shippers across the continental United States, Canada and Mexico through two reportable segments: Flatbed Solutions and Specialized Solutions. The Flatbed Solutions segment focuses on delivering transportation and logistics solutions that principally require the use of flatbed and retractable-sided trailing equipment, while the Specialized Solutions segment focuses on delivering transportation and logistics solutions that require the use of specialized trailing equipment. The Flatbed Solutions segment revenue and the Specialized Solutions segment revenue was approximately 41% and 59%, respectively, of total revenue in 2023 and approximately 43% and 57%, respectively, of total revenue in 2022.

Both of the Company’s reportable segments operate highly flexible business models comprised of company-owned tractors and trailers and asset-light operations (which consist of owner-operator transportation, freight brokerage and logistics). The Company’s asset-based operations have the benefit of providing customers with certainty of delivery and continuity of operations, and enables the Company to commit stable capacity volumes. Alternatively, the Company’s asset-light operations offer flexibility and scalability to meet customers’ dynamic needs and have lower capital expenditure and fixed cost requirements. Approximately 47% of 2023 freight, logistics and brokerage revenue was derived from company-owned equipment and approximately 53% was derived from asset-light services.

Proposed Merger

On December 22, 2023, the Company entered into the Merger Agreement with TFI International and Acquisition Sub, which provides that, among other things and subject to the conditions therein, (i) Acquisition Sub will be merged with and into the Company, with the Company surviving the Merger as an indirect, wholly-owned subsidiary of TFI International and (ii) Daseke common stockholders will receive $8.30 per share in cash for each share of common stock owned immediately prior to the Effective Time.

The transaction is expected to close in the beginning of the second quarter of 2024, subject to the Company’s common stockholder approval, regulatory approvals and other customary closing conditions. Closing is not subject to any financing condition. The Merger Agreement contains certain termination rights for each of Daseke and TFI. In certain circumstances, a termination fee would be payable by Daseke.

If the Merger is consummated, our common stock will be delisted from NASDAQ and deregistered under the Exchange Act, Daseke will cease to be a publicly traded company, and Daseke will operate its portfolio of brands as part of TFI International’s Truckload segment.

For discussion of our significant financial and operational highlights for the year ended December 31, 2023, please see “Part I. Item 1 Business—Merger Agreement.”

Company Performance in 2023; Industry Trends

In 2023, along with the overall transportation industry, the Company experienced a very challenging year. Excess capacity lingered in the market longer than anticipated, a weaker rate environment existed in the wake of federal interest rate hikes impacting industrial production, load availability did not rebound as much as anticipated, inflationary headwinds persisted, and the used equipment market was oversupplied. The Company had revenue of $1,569.4 million, an 11.5% decrease as compared to revenue of $1,773.3 million in 2022, with both segments contributing to this $203.9 million decrease in revenue.

In 2023, Specialized Solutions segment income from operations was $28.3 million, compared to $59.3 million in 2022. The decline was primarily associated with the revenue decline combined with cost inflation, as well as an incremental $7.0 million impairment compared to 2022 and a decrease of $5.3 million in gain on asset sales, partially offset by decreased insurance and claims expense. Flatbed Solutions segment income from operations in 2023 was $7.9 million, compared to $39.1 million in 2022, primarily due to the revenue decline combined with cost inflation, as well as a $1.5 million impairment and a decrease of $3.4 million in gain on asset sales, partially offset by decreased insurance and claims expense. Inflation has had an impact on the Company’s operating costs; a prolonged period of inflation can cause interest rates, fuel, wages and other costs to increase further, which will adversely affect the Company’s results of operations unless freight rates correspondingly increase. The Company also attempts to limit the effects of fuel cost inflation through fuel surcharges and measures intended to reduce the consumption of fuel. In addition, our interest expense increased by $16.8 million in 2023 compared to 2022, primarily due to the rising interest rate environment.

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

Income from Operations

Differences in the mix of drivers and assets between the segments impact the proportion of operating income as a percentage of revenue. The Flatbed Solutions segment has historically had a proportionately higher operating income as a percentage of revenue when compared to the Specialized Solutions segment because certain operating expenses in the Specialized Solutions segment are proportionately greater. For example, the Specialized Solutions segment drivers, who typically are required to have a higher level of training and expertise, generally receive a higher driver pay per total mile than Flatbed Solutions segment drivers. The larger percentage of Company drivers in the Specialized Solutions segment also results in a greater percentage of fuel expense and operations and maintenance expense relative to our Flatbed Solutions segment, each of which is impacted by the miles per gallon realized with company equipment and the number of miles driven by Company drivers. Similarly, the Specialized Solutions segment had higher depreciation and amortization expense primarily due to the increase in company-owned vehicles. However, in 2023 and 2022, the Specialized Solutions segment had a slightly higher operating income as a percentage of revenue when compared to the Flatbed Solutions segment, primarily due to the Specialized Solutions segment’s rates being more resilient due to the diverse mix of industries served, as rates in the Flatbed Solutions segment experienced a steep decline in the fourth quarter of 2022, which did not improve in 2023, primarily in the construction and industrial industries, which has negatively impacted that segment’s operating results in the midst of historic inflationary cost headwinds.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s consolidated statements of operations, for the years ended December 31, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

	Year Ended December 31,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$654.9	41.7%	$650.3	36.7%	$4.6	0.7%
Owner operator freight	422.3	26.9	509.9	28.8	(87.6)	(17.2)
Brokerage	242.1	15.4	321.2	18.1	(79.1)	(24.6)
Logistics	59.9	3.8	53.8	3.0	6.1	11.3
Fuel surcharge	190.2	12.2	238.1	13.4	(47.9)	(20.1)
Total revenue	$1,569.4	100.0%	$1,773.3	100.0%	$(203.9)	(11.5)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$412.4	26.3%	$402.4	22.7%	$10.0	2.5%
Fuel	139.8	8.9	159.6	9.0	(19.8)	(12.4)
Operations and maintenance	168.9	10.8	162.5	9.2	6.4	3.9
Purchased freight	542.0	34.5	698.0	39.4	(156.0)	(22.3)
Administrative	78.5	5.0	72.4	4.1	6.1	8.4
Taxes and licenses	16.1	1.0	15.9	0.9	0.2	1.3
Insurance and claims	61.4	3.9	76.7	4.3	(15.3)	(19.9)
Acquisition-related transaction expenses	1.5	0.1	3.8	0.2	(2.3)	(60.5)
Depreciation and amortization	106.5	6.8	92.8	5.2	13.7	14.8
Gain on disposition of revenue property and equipment	(12.3)	(0.8)	(21.0)	(1.2)	8.7	(41.4)
Impairment	17.9	1.1	9.4	0.5	8.5	90.4
Restructuring	0.5	—	2.4	0.1	(1.9)	(79.2)
Total operating expenses	$1,533.2	97.7%	$1,674.9	94.5%	$(141.7)	(8.5)%

INCOME FROM OPERATIONS	$36.2	2.3%	$98.4	5.5%	$(62.2)	(63.2)%

Other expense:
Interest income	$(4.6)	(0.3)%	$(2.8)	(0.2)%	1.8	64.3%
Interest expense	52.2	3.3	35.4	2.0	16.8	47.5
Change in fair value of warrant liability	—	—	(4.7)	(0.3)	(4.7)	(100.0)
Other	(1.0)	(0.1)	0.7	—	(1.7)	(242.9)
Total other expense	$46.6	3.0%	$28.6	1.6%	$12.2	42.7%

Income (loss) before income taxes	(10.4)	(0.7)%	69.8	3.9%	(74.4)	(106.6)%
Income tax expense	7.3	0.5	19.6	1.1	(12.3)	(62.8)
Net income (loss)	$(17.7)	(1.1)%	$50.2	2.8%	$(62.1)	(123.7)%

OPERATING STATISTICS:
Company miles	232.6		211.8		20.8	9.8%
Owner operator miles	155.6		169.3		(13.7)	(8.1)
Total miles (in millions)	388.2		381.1		7.1	1.9%

Rate per mile	$2.77		$3.04		$(0.27)	(8.9)%
Revenue per tractor	$221,100		$244,400		$(23,300)	(9.5)%

Company owned tractors, at period-end	2,971		2,971		—	—%
Owner operator tractors, at period-end	1,798		2,011		(213)	(10.6)
Number of trailers, at period-end	9,669		10,723		(1,054)	(9.8)%

Company owned tractors, average for the period	2,984		2,707		277	10.2%
Owner operator tractors, average for the period	1,888		2,041		(153)	(7.5)
Total tractors, average for the period	4,872		4,748		124	2.6%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s Specialized Solutions segment, for the years ended December 31, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

SPECIALIZED SOLUTIONS

	Year Ended December 31,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$477.0	51.6%	$483.1	48.1%	$(6.1)	(1.3)%
Owner operator freight	140.0	15.1	180.7	18.0	(40.7)	(22.5)
Brokerage	154.4	16.7	168.7	16.8	(14.3)	(8.5)
Logistics	55.1	6.0	49.7	4.9	5.4	10.9
Fuel surcharge	98.0	10.6	122.1	12.2	(24.1)	(19.7)
Total revenue	$924.5	100.0%	$1,004.3	100.0%	$(79.8)	(7.9)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$280.5	30.3%	$275.7	27.5%	$4.8	1.7%
Fuel	97.9	10.6	115.4	11.5	(17.5)	(15.2)
Operations and maintenance	120.2	13.0	117.3	11.7	2.9	2.5
Purchased freight	235.7	25.5	284.1	28.3	(48.4)	(17.0)
Administrative	54.3	5.9	48.2	4.8	6.1	12.7
Taxes and licenses	9.8	1.1	9.5	0.9	0.3	3.2
Insurance and claims	32.0	3.5	43.0	4.3	(11.0)	(25.6)
Acquisition-related transaction expenses	0.9	0.1	2.2	0.2	(1.3)	(59.1)
Depreciation and amortization	56.3	6.1	52.4	5.2	3.9	7.4
Gain on disposition of revenue property and equipment	(8.3)	(0.9)	(13.6)	(1.4)	5.3	(39.0)
Impairment	16.4	1.8	9.4	0.9	7.0	74.5
Restructuring	0.5	0.1	1.4	0.1	(0.9)	(64.3)
Total operating expenses	$896.2	96.9%	$945.0	94.1%	$(48.8)	(5.2)%

INCOME FROM OPERATIONS	$28.3	3.1%	$59.3	5.9%	$(31.0)	(52.3)%

OPERATING STATISTICS:
Company miles	157.1		148.0		9.1	6.1%
Owner operator miles	33.3		41.0		(7.7)	(18.8)
Total miles (in millions)	190.4		189.0		1.4	0.7%

Rate per mile	$3.24		$3.51		$(0.27)	(7.7)%
Revenue per tractor	$250,900		$279,800		$(28,900)	(10.3)%

Company owned tractors, at period-end	2,072		2,067		5	0.2%
Owner operator tractors, at period-end	358		448		(90)	(20.1)
Number of trailers, at period-end	6,820		6,775		45	0.7%

Company owned tractors, average for the period	2,067		1,912		155	8.1%
Owner operator tractors, average for the period	392		460		(68)	(14.8)
Total tractors, average for the period	2,459		2,372		87	3.7%

The following table sets forth revenue, operating expenses and income from operations (in dollars and as a percentage of total revenue), derived from the Company’s Flatbed Solutions segment, for the years ended December 31, 2023 and 2022, as well as certain operating statistics for the same periods. In addition, the absolute and relative changes for each are presented. Rate per mile is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by total number of company and owner operator miles driven in the period. Miles are estimated based on information received as of the filing date and may change quarter to quarter when final information is received from each operating segment. Revenue per tractor is the period’s revenue less fuel surcharge, brokerage and logistics revenues divided by the average number of tractors in the period, including owner operator tractors.

FLATBED SOLUTIONS

	Year Ended December 31,
	2023		2022		Change
(Dollars in millions, except Rate per mile and Revenue per tractor)	Amount	%	Amount	%	Absolute	Relative
REVENUE:
Company freight	$177.9	27.6%	$167.2	21.8%	$10.7	6.4%
Owner operator freight	282.3	43.8	329.2	42.8	(46.9)	(14.2)
Brokerage	87.7	13.6	152.5	19.8	(64.8)	(42.5)
Logistics	4.8	0.7	4.1	0.5	0.7	17.1
Fuel surcharge	92.2	14.3	116.0	15.1	(23.8)	(20.5)
Total revenue	$644.9	100.0%	$769.0	100.0%	$(124.1)	(16.1)%

OPERATING EXPENSES:
Salaries, wages and employee benefits	$131.9	20.5%	$126.7	16.5%	$5.2	4.1%
Fuel	41.9	6.5	44.2	5.7	(2.3)	(5.2)
Operations and maintenance	48.7	7.6	45.2	5.9	3.5	7.7
Purchased freight	306.3	47.5	413.9	53.8	(107.6)	(26.0)
Administrative	24.2	3.8	24.2	3.1	—	—
Taxes and licenses	6.3	1.0	6.4	0.8	(0.1)	(1.6)
Insurance and claims	29.4	4.6	33.7	4.4	(4.3)	(12.8)
Acquisition-related transaction expenses	0.6	0.1	1.6	0.2	(1.0)	(62.5)
Depreciation and amortization	50.2	7.8	40.4	5.3	9.8	24.3
Gain on disposition of revenue property and equipment	(4.0)	(0.6)	(7.4)	(1.0)	3.4	(45.9)
Impairment	1.5	0.2	—	—	1.5	100.0
Restructuring	—	—	1.0	0.1	(1.0)	(100.0)
Total operating expenses	$637.0	98.8%	$729.9	94.9%	$(92.9)	(12.7)%

INCOME FROM OPERATIONS	$7.9	1.2%	$39.1	5.1%	$(31.2)	(79.8)%

OPERATING STATISTICS:
Company miles	75.5		63.8		11.7	18.3%
Owner operator miles	122.3		128.3		(6.0)	(4.7)
Total miles (in millions)	197.8		192.1		5.7	3.0%

Rate per mile	$2.33		$2.58		$(0.25)	(9.7)%
Revenue per tractor	$190,700		$208,900		$(18,200)	(8.7)%

Company owned tractors, at period-end	899		904		(5)	(0.6)%
Owner operator tractors, at period-end	1,440		1,563		(123)	(7.9)
Number of trailers, at period-end	2,849		3,948		(1,099)	(27.8)%

Company owned tractors, average for the period	917		795		122	15.3%
Owner operator tractors, average for the period	1,496		1,581		(85)	(5.4)
Total tractors, average for the period	2,413		2,376		37	1.6%

Revenue. Total revenue decreased 11.5% for the year ended December 31, 2023, as compared to the same period in 2022. The decrease in total revenue was primarily attributed to decreased owner operator freight and brokerage revenue due to the macro trend of lower available freight volumes and the intentional shift toward loading company-owned tractors as well as lower fuel surcharge due to decreased fuel costs that resulted in lower surcharges to our customers. In addition, rate per mile decreased 8.9%; however, total miles driven increased 1.9%.

The Company’s Specialized Solutions segment’s revenue decreased 7.9% for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to decreased owner operator freight, brokerage revenue, and company freight, due to lower available freight volumes, as well as a decrease in fuel surcharge revenue, due to lower fuel costs, slightly offset by an increase in logistics revenue. We saw increases in the agriculture, aerospace, and mining end markets that were offset by revenue declines in the high-security cargo, construction, glass, and manufacturing end markets. Company freight decreased 1.3% for the year ended December 31, 2023 as compared to the same period in 2022 due to a 7.0% decrease in company rate per mile, partially offset by a 6.1% increase in company miles due to an 8.1% increase in average tractor count and the intentional shift toward loading company-owned tractors. Owner operator freight decreased 22.5% due to an 18.8% decrease in miles driven (primarily due to a 14.8% decrease in average owner operator tractors) and a 4.6% decrease in owner operator rate per mile. Total brokerage loads decreased 11% while brokerage revenue per load increased 3%, resulting in a decrease of 8.5% in brokerage revenue for the year ended December 31, 2023 as compared to the same period in 2022. Fuel surcharge revenue decreased 19.7% for the year ended December 31, 2023 as compared to the same period in 2022 due to decreased fuel costs that resulted in lower fuel surcharges to our customers.

The Company’s Flatbed Solutions segment’s revenue decreased 16.1% for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to decreases in brokerage revenue, fuel surcharge, and owner operator freight, partially offset by an increase in company freight. We saw revenue declines in the construction, steel and manufacturing end markets. Brokerage revenue decreased 42.5% for the year ended December 31, 2023 as compared to the same period in 2022. In this segment, total brokerage loads dropped 32% and the brokerage revenue per load dropped 16% during the year ended December 31, 2023 as compared to the same period in 2022. Fuel surcharge revenue decreased 20.5% due to decreased fuel costs that triggered lower fuel surcharges to our customers. Owner operator freight decreased 14.2% compared to the same period in 2022 due to a 10.0% decrease in owner operator rate per mile and a 4.7% decrease in miles driven primarily due to a 5.4% decrease in average owner operator tractors. Company freight revenue increased 6.4% due to an 18.3% increase in miles, partially offset by a 10.1% decrease in rate per mile. In addition, the Company intentionally shifted to loading company-owned tractors instead of owner operator tractors.

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

Salaries, wages and employee benefits expense increased 2.5% for the year ended December 31, 2023, as compared to the same period in 2022. The increase in salaries, wages and employee benefits expense was primarily due to incremental driver compensation and transformation costs, partially offset by a reduction in severance costs and reduction in stock compensation, the latter of which was primarily due to lower fair value of awards granted during 2023. The incremental driver compensation was due to a 9.8% increase in company miles. Salaries, wages and employee benefits expense, as a percentage of company freight revenue, for the year ended December 31, 2023, was generally consistent compared to the same period in 2022.

The Company’s Specialized Solutions segment’s salaries, wages and employee benefits expense for the year ended December 31, 2023, was generally consistent compared to the same period in 2022. However, we did experience incremental driver compensation and an increase in certain transformation costs that were offset by reductions in health insurance claims, severance cost, and stock compensation, the latter of which was primarily due to lower fair value of awards granted during 2023. Salaries, wages and employee benefits expense, as a percentage of Specialized Solutions company freight revenue for the year ended December 31, 2023, was generally consistent compared to the same period in 2022.

The Company’s Flatbed Solutions segment’s salaries, wages and employee benefits expense increased 4.1% for the year ended December 31, 2023, as compared to the same period in 2022, primarily as a result of incremental driver compensation, increased workers compensation, and certain transformation costs, partially offset by a reduction in severance cost and a reduction in stock compensation, the latter of which was primarily due to lower fair value of awards granted during 2023. The incremental driver compensation was due to an 18.3% increase in company miles. Salaries, wages and employee benefits expense, as a percentage of Flatbed Solutions company freight revenue for the year ended December 31, 2023, was generally consistent compared to the same period in 2022.

Fuel.  Fuel expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting fuel expense are the cost of diesel fuel, the miles per gallon realized with company equipment and the number of miles driven by Company drivers.

Total fuel expense decreased 12.4% for the year ended December 31, 2023, as compared to the same period in 2022. The Company’s Specialized Solutions segment’s fuel expense decreased 15.2% for the year ended December 31, 2023, as compared to the same period in

2022. The Company’s Flatbed Solutions segment’s fuel expense decreased 5.2% for the year ended December 31, 2023, as compared to the same period in 2022. These decreases were primarily due to lower fuel costs and negotiated fuel rebates, partially offset by an increase in company miles driven for the year ended December 31, 2023, as compared to the same period in 2022. Company miles increased by 6.1% in our Specialized Solutions segment and increased by 18.3% in our Flatbed Solutions segment, when compared to the same period in 2022. The U.S. national average diesel fuel price, as published by the U.S. Department of Energy, was $4.214 for the year ended December 31, 2023, compared to $4.989 for the same period in 2022.

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

Operations and maintenance expense increased 3.9% for the year ended December 31, 2023, as compared to the same period in 2022 due to an increase of $5.8 million in maintenance costs such as repairs and tires and $1.0 million related to pilot car and permit fees, offset partially by a decrease of $0.4 million in other operations expenses. The increases in maintenance costs were primarily due to a 10.2% increase in the average company-owned tractor count. Operations and maintenance expense in our Specialized Solutions segment increased 2.5% for the year ended December 31, 2023, as compared to the same period in 2022 due to an increase of $1.6 million in maintenance expense such as repairs and tires and $0.7 million in operation costs such as pilot car and permit fees (driven primarily by increased wind-related and high-value loads). Operations and maintenance expense in our Flatbed Solutions segment increased 7.7% for the year ended December 31, 2023, as compared to the same period in 2022 due to an increase of $4.2 million in maintenance and upkeep of tractors and trailers (due to the increase in our average tractor count discussed earlier) and $0.3 million in pilot car and permit fees, partially offset by $1.0 million decrease in other operations costs. Operations and maintenance expense, as a percentage of revenue (excluding brokerage revenue) for the year ended December 31, 2023, was generally consistent compared to the same period in 2022.

Purchased Freight. Purchased freight expense consists of the payments to owner-operators, including fuel surcharge reimbursements, and payments to third-party capacity providers that haul loads brokered to them. Purchased freight expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Total purchased freight expense decreased 22.3% for the year ended December 31, 2023, as compared to the same period in 2022. Purchased freight expense from owner operators decreased $86.2 million for the year ended December 31, 2023, as compared to the same period in 2022 as a result of an 8.1% decrease in owner operator miles driven and a 9.9% decrease in owner operators’ rate. Purchased freight expense from third-party capacity providers decreased $69.8 million for the year ended December 31, 2023, as compared to the same period in 2022, as a result of an decrease in utilization of third-party capacity providers and strategically prioritizing loads on company-owned tractors. As mentioned above, there was also a decrease in the cost of diesel fuel during the year ended December 31, 2023 as compared to the same period in 2022. Purchased freight expense, as a percentage of consolidated revenue, for the year ended December 31, 2023, decreased 4.9%, as compared to the same period in 2022.

The Company’s Specialized Solutions segment’s purchased freight expense decreased 17.0% for the year ended December 31, 2023, as compared to the same period in 2022. Purchased freight expense from owner operators decreased $32.9 million for the year ended December 31, 2023, as compared to the same period in 2022, as a result of a 4.6% decrease in owner operators’ rate and an 18.8% decrease in owner operator miles driven. Purchased freight expense from third-party capacity providers decreased $15.5 million for the year ended December 31, 2023, as compared to the same period in 2022, as a result of decreased utilization of third-party providers and strategically prioritizing loads on company-owned tractors. As mentioned above, there was also a decrease in the cost of diesel fuel, which led to decreased fuel surcharge reimbursements during the twelve months ended December 31, 2023, as compared to the same period in 2022. Purchased freight expense, as a percentage of Specialized Solutions revenue, for the year ended December 31, 2023 decreased 2.8%, as compared to the same period in 2022.

The Company’s Flatbed Solutions segment’s purchased freight expense decreased 26.0% for the year ended December 31, 2023, as compared to the same period in 2022. Purchased freight expense from owner-operators decreased $53.3 million for the year ended December 31, 2023, as compared to the same period in 2022, as a result of a 10.0% decrease in owner-operator rate and a 4.7% decrease in owner-operator miles driven. Purchased freight expense from third-party capacity providers increased $54.3 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily as a result of decreased utilization of third-party capacity providers and strategically prioritizing loads on the company-owned tractors. As mentioned above, there was also a decrease in the cost of diesel fuel, which led to decreased fuel surcharge reimbursements during the twelve months ended December 31, 2023, as compared to the same period in 2022. Purchased freight expense, as a percentage of Flatbed Solutions revenue, for the year ended December 31, 2023, decreased 6.3%, as compared to the same period in 2022.

Administrative. Administrative expense consists of operating lease cost for real estate, professional fees, sales and marketing, and other expenses that are not directly associated with the Company’s fleet services. Administrative expense increased 8.4% for the year ended December 31, 2023, as compared to the same period in 2022 as a result of increased real estate leases and associated costs for expanding our warehousing facilities supporting the Company’s logistics services and increased computer software and hardware costs. Administrative expense, as a percentage of revenue, was generally consistent with the same period in 2022. The Company’s Specialized Solutions segment’s administrative expense increased 12.7% for the twelve months ended December 31, 2023, as compared to the same period in 2022 primarily due to increased real estate leases and associated costs for expanding our warehousing facilities and increases in computer software and hardware costs. The Company’s Flatbed Solutions segment’s administrative expense for the twelve months ended December 31, 2023 was generally consistent compared to the same period in 2022.

Insurance and Claims.  Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factor affecting the Company’s insurance and claims expense is seasonality (the Company typically experiences higher accident frequency in winter months), the frequency and severity of accidents, trends in the development factors used in its accruals and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles the Company travels. Insurance and claims expense decreased 19.9% for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to decreased insurance claims (which were unusually high in 2022), partially offset by an increase in our estimate of incurred but not recorded claims. The Company’s Specialized Solutions segment’s insurance and claims expense decreased 25.6% for the twelve months ended December 31, 2023, as compared to the same period in 2022. The Company’s Flatbed Solutions segment’s insurance and claims expense decreased 12.8% for the twelve months ended December 31, 2023, as compared to the same period in 2022.

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

Depreciation and amortization expense increased 14.8% for the year ended December 31, 2023, as compared to the same period in 2022 due to a 10.2% increase in average tractor count in the Company’s fleet. The Company’s Specialized Solutions segment’s depreciation and amortization expense increased 7.4% for the year ended December 31, 2023, as compared to the same period in 2022 as a result of an 8.1% increase in average tractor count in the segment’s fleet. The Company’s Flatbed Solutions segment’s depreciation and amortization expense increased 24.3% for the year ended December 31, 2023, as compared to the same period in 2022 as a result of a 15.3% increase in average tractor count in the segment’s fleet. The increase of company-owned tractors primarily related to capital expenditures that were originally planned for 2022 but were previously delayed due to supply chain disruptions.

Impairment. The Company’s Specialized Solutions segment impairment expense was $16.4 million consisting of $13.3 million related to goodwill, $1.4 million related to trade name, $0.4 million related to customer relationships, $1.0 million related to property, plant, and equipment, and $0.3 million related to operating lease right-of-use assets for the year ended December 31, 2023. The Company’s Specialized Solutions segment’s impairment expense was $9.4 million consisting of $5.7 million related to goodwill, $3.5 million related to trade name intangibles, and $0.2 million related to customer relationships intangibles for year ended December 31, 2022. The Company’s Flatbed Solutions segment’s impairment expense was $1.5 million for the year ended December 31, 2023 related to trade name intangibles of an integrated operating segment. The Company’s Flatbed Solutions segment had no impairment expense for the year ended December 31, 2022.

Other (Income) Expense. Interest expense consists of cash interest, amortization and write-off of related issuance costs and fees. Interest expense increased 47.5% for the year ended December 31, 2023, as compared to the same period in 2022. This increase was primarily attributable to the rising interest rate environment, an increase in financed equipment purchases, and a $1.0 million write-off of deferred amortization fees related to the prepayment of the Term Loan Facility. The Company’s common stock purchase warrants expired in February 2022 and are no longer exercisable. Change in fair value of warrant liability was a gain of $4.7 million for the twelve months ended December 31, 2022.

Income Tax.  Income tax expense was $7.3 million for the year ended December 31, 2023, compared to income tax expense of $19.6 million for the same period in 2022. The effective tax rate was (70.2)% for the year ended December 31, 2023, compared to 28.1% for the same period in 2022. The decrease in the effective tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to the impact of various nondeductible items on pretax loss which resulted in taxable income, primarily related to goodwill impairment, as well as officer compensation and other expenses.

Liquidity and Capital Resources and Capital Requirements

The Company had the following sources of liquidity available as of December 31, (in millions):

	2023	2022
Cash and cash equivalents	$76.6	$153.4
Availability under line of credit	93.6	110.9
Total	$170.2	$264.3

The Company’s primary sources of liquidity have been cash provided by operating activities, issuances of capital stock and borrowings under its credit facilities. The Company also receives cash from sales of equipment. As of December 31, 2023, the Company had no borrowings outstanding on the ABL Facility, $20.5 million in outstanding letters of credit (discussed below), with $93.6 million available under the ABL Facility, assuming the qualified collateral calculated as of this date.

The Company’s business requires substantial amounts of cash for operating expenses, including salaries and wages paid to employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. The Company also uses large amounts of cash and credit for capital expenditures.

The Company believes it can finance its expected cash needs, including debt repayment, in the short-term with cash flows from operations, and borrowings available under the ABL Facility. The Company expects that the ABL Facility will provide sufficient credit availability to support its ongoing operations, fund debt service requirements, capital expenditures, and working capital needs. Over the long-term, the Company will continue to have significant capital requirements, and expects to devote substantial financial resources to grow its operations and fund its acquisition activities. Up to the completion of the Merger, the Company is subject to restrictions under the Merger Agreement on assuming additional debt, issuing additional equity or debt, making certain capital expenditures, and entering into certain acquisition, disposition and leasing transactions, among other restrictions.

On September 30, 2022, the Company announced that the Board of Directors has authorized the repurchase of up to $40.0 million of the Company’s outstanding common stock (the 2022 Stock Repurchase Program). Shares are effectively retired at the time of purchase. On November 14, 2022, the Company issued a press release announcing that it has paused open-market repurchases. As of such date, the Company had purchased 803,554 shares at a weighted average price of $6.05 per share under the 2022 Stock Repurchase Program. Pursuant to the Merger Agreement, the Company has agreed to refrain from repurchasing shares of its common stock, subject to the terms, limitations and exceptions set forth in the Merger Agreement.

On November 10, 2022, the Company entered into the Founder’s Repurchase to purchase 6,666,667 shares of common stock of the Company in exchange for $40.0 million in cash and 11,266,058 shares of common stock of the Company in exchange for 20,000 shares of Series B-1 Perpetual Preferred Stock of the Company and 47,597 shares of Series B-2 Perpetual Preferred Stock of the Company (together, the “Series B Preferred Stock”). In May 2023, Daseke redeemed all 20,000 shares of issued and outstanding Series B-1 perpetual preferred stock by paying $20.3 million in cash, which consisted of $20.0 million liquidation preference, plus $0.3 million in accrued and unpaid dividends. Pursuant to the Merger Agreement, the Company has agreed to use commercially reasonable efforts to facilitate the redemption of any outstanding Series B Preferred Stock on or prior to the date on which the Merger closes.

Capital Expenditures

The Company follows a dual strategy of both owning assets and employing asset-light activities, the latter of which reduces the capital expenditures required to operate the business. Asset-light activities are conducted utilizing tractors and trailers provided by owner-operators and third-party carriers for significant portions of our flatbed and specialized services. Company-owned asset expenditures require substantial cash and financing (including finance and operating leases) to maintain a modern tractor fleet, refresh the trailer fleet, fund replacement and growth in the revenue equipment fleet, and for the acquisition of real property and improvements to existing terminals and facilities. The Company had net cash provided by property and equipment purchases and sales of $0.7 million and financed $157.4 million of non-cash capital expenditures for the year ended December 31, 2023.

Total property and equipment additions for the year ended December 31, 2023 and 2022 are shown below (in millions):

	Year Ended December 31,
	2023	2022
Net cash capital expenditures (receipts)	$(0.7)	$1.2
Property and equipment acquired with debt or finance lease obligations	157.4	145.3
Total net property and equipment additions	$156.7	$146.5

Total net property and equipment additions increased slightly due to an increase in financed property and equipment additions that was partially offset by decreases in both cash purchases and receipts.

Cash Flows

The Company’s summary statements of cash flows information for the year ended December 31, 2023 and 2022 is set forth in the table below (in millions). For information regarding the Company’s cash flows for the year ended December 31, 2021, including comparisons to cash flows for the year ended December 31, 2022, see the “Cash Flows” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$118.7	$137.0
Net cash provided by (used in) investing activities	$0.7	$(20.3)
Net cash used in financing activities	$(196.4)	$(111.4)

Operating Activities.  Cash provided by operating activities was $118.7 million during the year ended December 31, 2023 and consisted of $17.7 million of net loss more than offset by $120.6 million of non-cash items, consisting primarily of depreciation, amortization, stock-based compensation, gain on disposition of property and equipment and impairment, and $15.8 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the year ended December 31, 2023 reflect a decrease of $21.5 million in accounts receivable, a decrease of $3.1 million in other current assets, partially offset by a decrease of $3.6 million in accrued expenses and other liabilities, a decrease of $0.3 million in accounts payable, and an increase of $2.7 million in drivers’ advances and other receivables.

The $18.3 million decrease in cash provided by operating activities during the year ended December 31, 2023, as compared with the year ended December 31, 2022, was primarily the result of a $67.9 million reduction to net income, increases in net cash provided by working capital of $29.9 million and increases in non-cash items of $19.7 million.

Investing Activities. Cash provided by investing activities was $0.7 million during the year ended December 31, 2023, compared to cash used in investing activities of $20.3 million for the same period in 2022. This change is primarily due to a $19.1 million cash payment in 2022 for the SJ Transportation acquisition that did not reoccur in 2023, a decrease of $11.8 million in cash equipment purchases, and a decrease of $9.9 million in cash receipts from sales of property and equipment for the year ended December 31, 2023.

Total net cash capital expenditures (receipts) for the year ended December 31, 2023 and 2022 are shown below (in millions):

	Year Ended December 31,
	2023	2022
Revenue equipment	$11.2	$27.1
Revenue equipment leased and available for lease to owner operators	5.6	0.7
Buildings and improvements	0.6	6.2
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	12.9	8.1
Total cash capital expenditures	30.3	42.1
Less: Proceeds from sales of property and equipment	31.0	40.9
Net cash capital expenditures (receipts)	$(0.7)	$1.2

Financing Activities. Cash flows used in financing activities increased from $111.4 million for the year ended December 31, 2022 to $196.4 million for the year ended December 31, 2023. This increase was primarily a result of the $94.8 million increase in net debt payments (including voluntary $70.0 million Term Loan Facility prepayments), $20.0 million in payments for the voluntary redemption of the Series B-1 preferred stock, and $5.0 million in dividend payments related to the Series B preferred stock (which were issued in November 2022)

compared to same period in 2022. During the year ended December 31, 2022, we received $9.4 million in proceeds from warrant exercises compared to none in the same period in 2023. In addition, during the year ended December 31, 2022, we received $0.8 million in stock options exercises compared to only $0.1 million in the same period in 2023.

Material Debt

As of December 31, 2023, the Company had the following material debt:

●	the Term Loan Facility and the ABL Facility;

●	equipment and real estate term loans; and

●	finance lease liabilities

The amounts outstanding under such agreements were as follows as of December 31, (in millions):

	2023	2022
Term Loan Facility	$320.0	$393.0
ABL Facility	—	—
Equipment and real estate term loans	319.6	249.1
Finance lease liabilities	18.9	25.0
Total debt and finance lease liabilities	658.5	667.1
Less current portion	(90.7)	(78.4)
Less unamortized deferred financing fees	(4.3)	(6.4)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$563.5	$582.3

See Note 9 and Note 2 of the Notes to Consolidated Financial Statements included herein for information regarding the Company’s material debt and finance lease liabilities, respectively.

ABL and Term Loan Facilities and Equipment Financing Agreements

As of December 31, 2023, the Company has (i) a $400.0 million senior secured term loan credit facility, and (ii) an asset-based senior secured revolving credit facility with an aggregate maximum credit amount equal to $150.0 million (that may be increased to $200.0 million on an uncommitted basis, subject to availability under a borrowing base). See Note 9 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility and the ABL Facility.

As of December 31, 2023, the Company had $319.6 million of equipment and real estate loans and $18.9 million of finance leases collateralized primarily by revenue equipment, with the majority of the equipment loans and finance leases having terms of 48 to 60 months. Certain of the term loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its ABL Facility) and transfers of assets.

Letters of credit – Under the terms of the ABL Facility, lenders may issue up to $40.0 million of standby and/or letters of credit on our behalf. Outstanding letters of credit reduce the availability on the $150.0 million ABL Facility. Standby letters of credit are generally issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to automobile, workers’ compensation, and general insurance liabilities.

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

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires it to make estimates and assumptions that impact the amounts reported in its consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. The Company evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions. The Company considers critical accounting estimates to be those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. The Company’s critical accounting estimates include the following:

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

Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include discount rates, revenue growth rates, future operating margins, future capital expenditures, changes in working capital requirements and terminal growth rates. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

For goodwill, the Company determines the fair value of a reporting unit using the discounted cash flow method (an income approach) and the guideline public company method (a market approach). Under the discounted cash flow method, the Company determines the fair value based on estimated cash flows of each reporting unit discounted to present value using risk-adjusted discount rates. Cash flow projections are determined by management. Under the guideline public company method, the Company determines the estimated fair value of each reporting unit by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected earnings before interest, taxes, depreciation and amortization (EBITDA). During 2023, the Company elected to bypass the qualitative analysis and prepared a quantitative analysis on nine of its reporting units for goodwill. The key assumptions used in this analysis for the income approach was a discount rate ranging from 11.5% - 12.0% and long-term growth rate of 3.0%. For the market approach, the key assumptions used were valuation multiples of comparable publicly-traded companies ranging from 3.5x to 6.0x and a multiple adjustment ranging from 75% to 100%. As a result of the quantitative analysis, eight reporting units had estimated fair value of equity that exceeded the carrying value of equity by greater than 20%, and one reporting unit had estimated fair value of equity that was less than the carrying value of equity. During 2023, the Company recorded goodwill impairment charges of $13.3 million within the Company’s Specialized Solution’s segment.

For indefinite-lived intangible assets, the Company determines the fair value of the reporting unit using the relief-from-royalty method. The relief-from-royalty method (an income approach) was used to determine the fair value of the Company’s trade names. Effectively, a royalty rate was applied to forecasted revenue to determine the amount of royalty payments a market participant would pay to use the trade name. This valuation approach involved two general steps: (1) Established an estimate of future cash flows associated with the asset being measured and (2) discounted those estimated future cash flows to present value. In addition, the calculations were tax-effected. During 2023, the Company elected to bypass a qualitative analysis and prepared a quantitative analysis on six of its reporting units for trade names. The key assumptions used in this analysis were a royalty rate of 0.5%, EBITDA margins ranging from 4.7% to 20.6%, terminal growth rate of 3.0%, discount rate ranging from 12.5% - 13.0% and capitalization rate ranging from 9.5% - 10.0%. As a result of the quantitative analysis, the estimated fair value of each of the trade names exceeded its carrying value by greater than 20%.

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

Recently Issued Accounting Pronouncements

Refer to Recently Issued Accounting Pronouncements on page F-15.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate exposure arising from the credit facilities and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $3.2 million. As of December 31, 2023 and December 31, 2022, the Company had outstanding approximately $320.0 million and $393.0 million, respectively, of variable rate borrowings that were not subject to interest rate swaps.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are required to be designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures should include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (CEO) and principal financial officer (CFO), as appropriate to allow timely decisions regarding required disclosures. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report, which appears in this Item of this Annual Report on this Form 10-K under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 7, 2024 expressed an unqualified opinion on those financial statements.

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

March 7, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be included in the Company’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed with the SEC and is incorporated herein by reference. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

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

Item 11. Executive Compensation

The information called for by this item will be included in the Company’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed with the SEC and is incorporated herein by reference. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in the Company’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed with the SEC and is incorporated herein by reference. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information called for by this item will be included in the Company’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed with the SEC and is incorporated herein by reference. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be included in the Company’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed with the SEC and is incorporated herein by reference. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements included in Item 8. “Financial Statements and Supplementary Data” are filed as part of this Form 10-K.

(2) Financial Statement Schedules

There are no financial statement schedules filed as part of this Form 10-K, since the required information is included in the financial statements, including the notes thereto, included in “Item 8. Financial Statements and Supplementary Data” or the circumstances requiring inclusion of such schedules are not present.

(3) Exhibits

Exhibit No.	Exhibit
2.1§

Agreement and Plan of Merger, dated as of December 22, 2023, among Daseke, Inc., TFI International Inc. and Diocletian MergerCo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on December 28, 2023).

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

4.4

Description of common stock (incorporated by reference to Exhibit 4.4 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by the registrant on March 8, 2023).

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

10.5

Amendment No. 4 to Term Loan Agreement, dated as of May 2, 2023, by and among the registrant, Daseke Companies Inc., and each of the subsidiaries party thereto, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2023).

10.6

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

10.7

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

10.8

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

10.9§

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

10.10§

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

10.11§

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

10.12§

Board Representation Agreement by and among the registrant, Lyons Capital, LLC, The Lyons Community Property Trust, dated June 15, 1979, Phillip N. Lyons and Grant Garbers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.13

Share Repurchase Agreement, dated November 10, 2022, by and between the registrant, Don R. Daseke, Barbara Daseke and The Walden Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

10.14

Amendment No. 1 to Share Repurchase Agreement, dated November 14, 2022, by and between the registrant, Don R. Daseke, Barbara Daseke and The Walden Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

10.15+

Employment Agreement, dated as of August 2, 2021, by and between Jonathan Shepko and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by registrant on August 3, 2021).

10.16+

Employment Agreement, dated as of September 22, 2022, by and between Aaron Coley and the registrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on November 9, 2022).

10.17+

Employment Agreement, dated as of June 23, 2023, by and between Daseke, Inc. and Scott Hoppe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the registrant on June 26, 2023).

10.18+

Employment Agreement, dated as of May 6, 2020, by and between Rick Williams and the registrant (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.19+

Employment Agreement, dated as of April 28, 2020, by and between Soumit Roy and the registrant (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by the registrant on February 23, 2023).

10.20+

Employment Agreement, dated as of April 20, 2020, by and between Jason Bates and the registrant (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.21+

Separation Agreement, dated as of September 22, 2022, by and between Jason Bates and the registrant (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the registrant on November 9, 2022).

10.22+

Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.23+

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

10.25+

Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 21, 2021).

10.26+	Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on June 8, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 9, 2023).

10.27+	Daseke, Inc. 2017 Management Stock Ownership Program for Selected Management (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017.

10.28+	Form of Non-Qualified Stock Option Award Agreement of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.29+

Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.30+

Restricted Stock Unit Award Agreement, dated as of September 19, 2019, by and between Brian Bonner and the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.31+

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

10.34+	Form of Non-Qualified Stock Option Award Agreement (commencing in 2020) (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on February 23, 2022).

10.35+	Form of Performance Stock Unit Award Agreement (commencing in 2020) (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed on February 23, 2022).

10.36+

Form of Restricted Stock Unit Award Agreement of the registrant (commencing in 2021) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2021).

10.37+

Form of Performance Stock Unit Award Agreement of the registrant (commencing in 2021) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2021).

10.38+

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of the registrant (commencing in 2021) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2021).

10.39+

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of the registrant (commencing in 2022) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on May 3, 2022).

10.40+

Performance Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.41+

Restricted Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.42+

Restricted Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.43*+	Form of Restricted Stock Unit Award Agreement of the registrant (commencing in 2023).

10.44*+	Form of Performance Stock Unit Award Agreement of the registrant (commencing in 2023).

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

97.1*	Daseke, Inc. Incentive-Based Compensation Clawback Policy.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104	Inline Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

DASEKE, INC.
(Registrant)

Date:	March 7, 2024	By:	/s/ Jonathan Shepko
Jonathan Shepko
Chief Executive Officer and Director (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2024.

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
Ena Williams

DASEKE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Daseke, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Daseke, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2024 expressed an unqualified opinion.

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

Impairment assessments – fair values of certain reporting units and trade names

As described further in note 1 to the financial statements, goodwill and indefinite-lived intangible assets are tested by the Company’s management for impairment at least annually, or more frequently if events or circumstances indicate potential impairment. Goodwill is tested for impairment at the reporting unit level. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform quantitative goodwill and indefinite-lived impairment tests. The Company may bypass the qualitative assessment in any period and proceed directly with a quantitative analysis. For the annual impairment testing date of October 1, 2023, management decided to prepare quantitative impairment analyses for all reporting units and trade names. The Company engaged a third-party valuation specialist for the estimation of the fair values of these reporting units and trade names. Management estimates the fair values of reporting units using a combination of the income and market approaches and trade names using the income approach. We identified the estimation of the fair values of certain reporting units with aggregate carrying values of goodwill and trade names of $63.5 million and $35.6 million, respectively, as a critical audit matter.

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

The principal considerations for our determination that the estimation of the IBNR accrual for auto liability is a critical audit matter are (i) the significant judgment required by management and the actuarial specialist in the development of the estimate; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the actuarial specialist’s significant assumptions and methods used to develop the estimate; and (iii) the audit effort involved the use of our actuarial specialists with specialized skill and knowledge.

Our audit procedures related to the IBNR accrual included the following, among others. We tested the effectiveness of internal controls related to the IBNR accrual process, including management’s assessment of the assumptions and data underlying the IBNR accrual and the methodologies applied by the third-party actuarial specialist. In addition, we also performed the following:

•
Utilized professionals with specialized skills and knowledge to evaluate:
o
the methodologies applied and significant assumptions used in determining the IBNR accrual for auto liability,
o
the reasonableness of loss development factors used in the models for consistency with historical Company data and industry, regulatory, and company-specific trends,
o
the reasonableness of the Company’s IBNR accrual for auto liability by comparing to an estimated range developed by us based on independently selected assumptions, and
o
the qualifications of the third-party actuarial specialist engaged by the Company based on their credentials and experience.
•
Tested the completeness and accuracy of underlying claims data provided by management to the actuarial specialist.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas

March 7, 2024

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$76.6	$153.4
Accounts receivable, net of allowance of $1.8 and $2.3 at December 31, 2023 and 2022, respectively	157.8	179.0
Drivers’ advances and other receivables	10.6	7.9
Other current assets	36.7	37.9
Total current assets	281.7	378.2

Property and equipment, net	556.1	488.3
Intangible assets, net	71.8	80.6
Goodwill	124.2	137.3
Right-of-use assets	98.9	107.6
Other non-current assets	3.4	3.4
Total assets	$1,136.1	$1,195.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13.6	$14.7
Accrued expenses and other liabilities	39.7	44.9
Accrued payroll, benefits and related taxes	28.2	30.8
Accrued insurance and claims	48.5	40.6
Current portion of long-term debt	90.7	78.4
Current operating lease liabilities	29.9	34.4
Total current liabilities	250.6	243.8

Line of credit	—	—
Long-term debt, net of current portion	563.5	582.3
Deferred tax liabilities	93.6	95.0
Non-current operating lease liabilities	75.5	79.6
Other non-current liabilities	1.5	1.7
Total liabilities	984.7	1,002.4

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, 10,000,000 total preferred shares authorized:
Series A convertible preferred stock, $0.0001 par value; 650,000 shares issued and outstanding with liquidation preference of $65.0 at December 31, 2023 and 2022	65.0	65.0
Series B perpetual preferred stock, $0.0001 par value; 47,597 shares issued and outstanding with liquidation preference of $47.6 at December 31, 2023 and 67,597 shares issued and outstanding with liquidation preference of $67.6 at December 31, 2022	47.6	67.6
Common stock, par value $0.0001 per share; 250,000,000 shares authorized, 46,566,542 and 45,028,041 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in-capital	298.0	293.1
Accumulated deficit	(259.3)	(232.3)
Accumulated other comprehensive income (loss)	0.1	(0.4)
Total stockholders’ equity	151.4	193.0
Total liabilities and stockholders’ equity	$1,136.1	$1,195.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In millions, except share and per share data)

	Year Ended
	December 31,
	2023	2022	2021
Revenues:
Company freight	$654.9	$650.3	$629.7
Owner operator freight	422.3	509.9	486.5
Brokerage	242.1	321.2	269.0
Logistics	59.9	53.8	39.2
Fuel surcharge	190.2	238.1	132.4
Total revenue	1,569.4	1,773.3	1,556.8

Operating expenses:
Salaries, wages and employee benefits	412.4	402.4	378.3
Fuel	139.8	159.6	107.3
Operations and maintenance	168.9	162.5	147.8
Purchased freight	542.0	698.0	598.5
Administrative	78.5	72.4	64.7
Taxes and licenses	16.1	15.9	14.8
Insurance and claims	61.4	76.7	61.3
Acquisition-related transaction expenses	1.5	3.8	—
Depreciation and amortization	106.5	92.8	88.1
Gain on disposition of property and equipment	(12.3)	(21.0)	(17.1)
Impairment	17.9	9.4	—
Restructuring	0.5	2.4	0.3
Total operating expenses	1,533.2	1,674.9	1,444.0
Income from operations	36.2	98.4	112.8

Other expense (income):
Interest income	(4.6)	(2.8)	(0.3)
Interest expense	52.2	35.4	33.5
Change in fair value of warrant liability	—	(4.7)	(1.6)
Other	(1.0)	0.7	(0.8)
Total other expense	46.6	28.6	30.8

Income (loss) before income taxes	(10.4)	69.8	82.0
Income tax expense	7.3	19.6	26.0
Net income (loss)	(17.7)	50.2	56.0
Other comprehensive income (loss):
Foreign currency translation adjustments	0.5	(0.4)	—
Comprehensive income (loss)	$(17.2)	$49.8	$56.0

Net income (loss)	$(17.7)	$50.2	$56.0
Less dividends to Series A convertible preferred stockholders	(5.0)	(5.0)	(5.0)
Less dividends to Series B perpetual preferred stockholders	(4.3)	(0.7)	—
Net income (loss) attributable to common stockholders	$(27.0)	$44.5	$51.0
Earnings (loss) per common share:
Basic	$(0.59)	$0.73	$0.79
Diluted	$(0.59)	$0.70	$0.77
Weighted-average common shares outstanding:
Basic	45,822,936	60,459,451	63,744,456
Diluted	45,822,936	63,283,502	65,409,258
Dividends declared per Series A convertible preferred share	$7.63	$7.63	$7.63
Dividends declared per Series B perpetual preferred share	$74.94	$11.46	$—

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2023, 2022 and 2021

(In millions, except share data)

	Series A Convertible		Series B Perpetual						Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional		Other
						Par	Paid- In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2021	650,000	$65.0	—	$—	65,023,174	$—	$401.6	$(327.8)	$—	$138.8
Exercise of stock options					157,545		0.5	—	—	0.5
Exercise of warrants	—	—	—	—	5	—	—	—	—	—
Vesting of stock awards	—	—	—	—	308,554	—	(1.9)	—	—	(1.9)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(5.0)	—	(5.0)
Common stock repurchased and retired					(3,000,000)		(20.4)	—	—	(20.4)
Stock-based compensation expense	—	—	—	—	—	—	8.0	—	—	8.0
Net income	—	—	—	—	—	—	—	56.0	—	56.0
Balance at December 31, 2021	650,000	$65.0	—	$—	62,489,278	$—	$387.8	$(276.8)	$—	$176.0
Exercise of stock options	—	—	—	—	91,425	—	0.8	—	—	0.8
Exercise of warrants	—	—	—	—	817,648	—	9.4	—	—	9.4
Vesting of stock awards	—	—	—	—	365,969	—	(1.1)	—	—	(1.1)
Series B perpetual preferred stock issuance			67,597	67.6	—	—	—	—	—	67.6
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(5.0)	—	(5.0)
Series B perpetual preferred stock dividend			—	—	—	—	—	(0.7)	—	(0.7)
Common stock repurchased and retired	—	—	—	—	(18,736,279)	—	(112.5)	—	—	(112.5)
Stock-based compensation expense	—	—	—	—	—	—	8.7	—	—	8.7
Foreign currency translation adjustments			—	—	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	—	—	—	—	50.2	—	50.2
Balance at December 31, 2022	650,000	$65.0	67,597	$67.6	45,028,041	$—	$293.1	$(232.3)	$(0.4)	$193.0
Exercise of stock options	—	—	—	—	83,000	—	0.1	—	—	0.1
Vesting of stock awards	—	—	—	—	1,455,501	—	(4.4)	—	—	(4.4)
Series B perpetual preferred stock redemption	—	—	(20,000)	(20.0)	—	—	—	—	—	(20.0)
Series A convertible preferred stock dividend	—	—	—	—	—	—	—	(5.0)	—	(5.0)
Series B perpetual preferred stock dividend	—	—	—	—	—	—	—	(4.3)	—	(4.3)
Stock-based compensation expense	—	—	—	—	—	—	9.2	—	—	9.2
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	0.5	0.5
Net loss	—	—	—	—	—	—	—	(17.7)	—	(17.7)
Balance at December 31, 2023	650,000	$65.0	47,597	$47.6	46,566,542	$—	$298.0	$(259.3)	$0.1	$151.4

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(17.7)	$50.2	$56.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	100.1	85.9	81.2
Amortization of intangible assets	6.4	6.9	6.9
Amortization of deferred financing fees	2.1	1.3	2.9
Non-cash operating lease expense	(0.1)	—	0.8
Change in fair value of warrant liability	—	(4.7)	(1.6)
Stock-based compensation expense	8.5	11.5	8.6
Deferred taxes	(2.0)	10.9	14.7
Bad debt expense (recovery)	—	0.7	(0.3)
Gain on disposition of property and equipment	(12.3)	(21.0)	(17.1)
Impairment	17.9	9.4	—
Changes in operating assets and liabilities:
Accounts receivable	21.5	(4.7)	(17.7)
Drivers’ advances and other receivables	(2.7)	(2.6)	0.9
Other current assets	3.1	(13.1)	3.9
Income tax receivable	(2.2)	—	—
Accounts payable	(0.3)	0.1	(1.8)
Accrued expenses and other liabilities	(3.6)	6.2	7.3
Net cash provided by operating activities	118.7	137.0	144.7

Cash flows from investing activities
Purchases of property and equipment	(30.3)	(42.1)	(53.7)
Proceeds from sale of property and equipment	31.0	40.9	58.6
Cash paid for acquisitions, net of cash received	—	(19.1)	—
Net cash provided by (used in) investing activities	0.7	(20.3)	4.9

Cash flows from financing activities:
Advances on line of credit	1,644.9	1,831.3	1,656.3
Repayments on line of credit	(1,644.9)	(1,831.3)	(1,656.3)
Principal payments on long-term debt	(166.5)	(71.7)	(247.4)
Proceeds from long-term debt	—	—	97.5
Payments of deferred financing fees	—	—	(3.4)
Repurchase of common stock	—	(44.9)	(20.4)
Exercise of stock options, net	0.1	0.8	0.5
Exercise of warrants	—	9.4	—
Series A convertible preferred stock dividends	(5.0)	(5.0)	(5.0)
Series B perpetual preferred stock dividends	(5.0)	—	—
Series B perpetual preferred stock redemption	(20.0)	—
Net cash used in financing activities	(196.4)	(111.4)	(178.2)

Effect of exchange rates on cash and cash equivalents	0.2	0.6	(0.1)

Net (decrease) increase in cash and cash equivalents	(76.8)	5.9	(28.7)
Cash and cash equivalents – beginning of period	153.4	147.5	176.2
Cash and cash equivalents – end of period	$76.6	$153.4	$147.5

The accompanying notes are an integral part of the consolidated financial statements.

DASEKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(In millions)

	Year Ended
	December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$50.0	$34.3	$29.6
Cash paid for income taxes	$6.2	$22.0	$10.4

Noncash investing and financing activities
Property and equipment acquired with debt or finance lease obligations	$157.4	$145.3	$64.7
Property and equipment sold for notes receivable	$—	$—	$0.5
Right-of-use assets acquired	$31.5	$36.0	$23.6
Accrued Series B perpetual preferred stock dividend	$—	$0.7	$—
Accrued share repurchase excise taxes	$0.1	$—	$—

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

Proposed Merger

On December 22, 2023, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with TFI International Inc. (TFI International) and Diocletian MergerCo, Inc, a wholly owned subsidiary of TFI International (Acquisition Sub). Pursuant to the Merger Agreement and subject to the conditions therein, (i) Acquisition Sub will be merged with and into the Company, with the Company surviving the Merger as an indirect, wholly-owned subsidiary of TFI International (the Merger) and (ii) Daseke common stockholders will receive $8.30 per share in cash for each share of common stock owned immediately prior to the effective time of the Merger.

The transaction is expected to close in the beginning of the second quarter of 2024, subject to the Company’s common stockholder approval, regulatory approvals and other customary closing conditions. Closing is not subject to any financing condition. If the Merger is consummated, the Company’s common stock will be delisted from NASDAQ and deregistered under the Exchange Act, Daseke will cease to be a publicly traded company, and the Company will operate its portfolio of brands as part of TFI International’s Truckload segment.

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

Accounts Receivable

The Company grants credit to its customers for substantially all of its sales. Accounts receivable are carried at original invoice amount less an estimate for credit losses. The Company establishes an allowance for credit losses based on a periodic review of its outstanding receivables and consideration of historical experience and reasonable and supportable forecasts. Accounts receivable are written off when deemed uncollectible and recoveries of trade accounts receivable previously written off are recorded as income when received. Accounts receivable are unsecured and the Company does not charge interest on outstanding receivables.

Changes in the allowance for credit losses is as follows (in millions):

	Year Ended December 31,
	2023	2022
Beginning balance	$2.3	$2.1
Credit loss expense	—	0.7
Write-off, less recoveries	(0.5)	(0.5)
Ending balance	$1.8	$2.3

Cash and Cash Equivalents

Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. The Company has a money market account with balances of $53.8 million and $113.7 million, as of December 31, 2023 and 2022, respectively.

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

(1) or the term of the lease, whichever is shorter

Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. During 2023, the Company recognized impairments of $1.0 million related to property and equipment within certain asset groups. There were no impairments related to property and equipment during 2022 or 2021.

Goodwill and Intangible Assets

Goodwill and other intangible assets result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over amounts assigned is recorded as goodwill.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually (or more frequently if events or circumstances indicate potential impairment) for each reporting unit by applying either a qualitative or quantitative analysis in accordance with the authoritative accounting guidance. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform quantitative goodwill and indefinite-lived impairment tests. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using a combination of discounted expected future cash flows (an income approach) and guideline public companies method (a market approach). For indefinite-lived intangible assets, the Company determines the fair value of the reporting unit using the relief-from-royalty method (an income approach). The Company’s annual assessment is conducted as of October 1 of each year.

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

The Company determines whether an arrangement is classified as a lease at inception. The Company’s right-of-use assets represent its right to use the underlying assets for the lease term and the Company’s lease liabilities represent its obligation to make lease payments arising from the leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s operating lease agreements generally do not provide an implicit rate. The Company develops an incremental borrowing rate based on the information available at the commencement date regarding the interest rate applicable to collateralized borrowings for a period similar to the original lease period. The incremental borrowing rates were used in determining the present value of lease payments which is reflected as the lease liability.

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

Advertising

Advertising costs are expensed as incurred and were insignificant for the years ended December 31, 2023, 2022 and 2021.

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

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense (benefit) within the statements of operations and comprehensive income (loss). The Company had no uncertain tax positions as of December 31, 2023 and 2022.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable. One customer represented approximately 10% of trade accounts receivable as of December 31, 2023 and 2022. No single customer represented 10% or greater of total revenue for the year ended December 31, 2023 and 2022.

Deferred Financing Fees

In conjunction with obtaining long-term debt, the Company incurs financing costs which are being amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the obligations. As of December 31, 2023 and 2022, the balance of deferred finance charges was $4.3 million and $6.4 million, respectively, which is included as a reduction of long-term debt, net of current portion in the consolidated balance sheets. Amortization of deferred financing fees for the years ended December 31, 2023, 2022, and 2021 totaled $2.1 million, $1.3 million, and $2.9 million, respectively, which is included in interest expense.

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

There was no warrant liability as of December 31, 2023 and 2022. The table below is a summary of the changes in the fair value of the warrant liability within the Level 3 fair value hierarchy (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$—	$2.0	$2.7
Change in fair value	—	(2.0)	(0.7)
Balance at end of period	$—	$—	$2.0

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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker to allocate resources and assess performance. Based on this information, the Company had determined it has nine operating segments as of December 31, 2023 and 2022 that are aggregated into two reportable segments: Flatbed Solutions, which delivers its services using primarily flatbed transportation equipment to meet the needs of high-volume, time-sensitive shippers, and Specialized Solutions, which delivers transportation and logistics solutions for super heavy haul, high-value customized and over-dimensional loads, many of which require engineering and customized equipment. The Company reports segment results to its chief operating decision maker with intersegment revenues and expenses eliminated at the applicable reportable segment level, as well as corporate costs allocated to its two reportable segments based upon respective reportable segment revenue.

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

In November 2023, the FASB issued ASU No. 2023-07 to improve segment disclosure requirements under ASC 280, Segment Reporting, through enhancing disclosures about significant segment expenses. The guidance requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker and other segment expenses included in each reported measure of segment profitability. The ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 280. The ASU will be effective beginning in 2024 for annual disclosures, and in 2025 for interim disclosures. Early adoption is permitted. The new guidance must be applied retrospectively to all prior periods presented in the financial statements, with the significant segment expense and other segment item amounts disclosed based on categories identified in the period of adoption. The Company is evaluating the impacts this ASU will have on our financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09 to improve income tax disclosure requirements under ASC 740, Income Taxes. The guidance requires entities to provide disaggregated information about a reporting entity’s effective tax rate reconciliation and about income taxes paid. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance can be applied on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impacts this ASU will have on our financial statements and related disclosures.

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

The Company follows ASC 360, Property, Plant, and Equipment, subsection Impairment or Disposal of Long-Lived Assets, to determine whether right-of-use assets relating to operating and finance leases are impaired. During our annual goodwill impairment test, we determined that the carrying value of one of our operating segments within our Specialized Solutions segment exceeded its estimated fair value, which indicated that the carrying amount of its long-lived assets may not be recoverable. As a result, the Company recorded impairment charges of $0.3 million to right-of-use assets relating to operating leases for the year ended December 31, 2023. There was no impairment recorded for the years ended December 31, 2022 and 2021.

The following table reflects the Company’s components of lease expense (in millions):

		Year Ended December 31,
	Classification	2023	2022	2021
Operating lease cost
Revenue equipment	Operations and maintenance	$27.4	$27.7	$25.5
Real estate	Administrative	16.3	13.6	14.9
Variable lease cost	Operations and maintenance, and Administrative	2.0	1.3	0.9
Short-term lease cost	Operations and maintenance, and Administrative	1.6	1.2	0.9
Total operating lease cost		$47.3	$43.8	$42.2

Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$6.5	$6.4	$6.7
Interest on lease liabilities	Interest expense	1.1	1.1	1.2
Total finance lease cost		$7.6	$7.5	$7.9

Total lease cost		$54.9	$51.3	$50.1

The components of assets and liabilities for operating and finance leases are as follows (in millions):

		December 31,
	Classification	2023	2022
Assets
Operating lease right-of-use assets	Right-of-use assets	$98.9	$107.6
Finance lease right-of-use assets	Property and equipment, net	22.0	26.0
Total lease assets		$120.9	$133.6

Liabilities
Operating lease liabilities:
Current	Current operating lease liabilities	$29.9	$34.4
Non-current	Non-current operating lease liabilities	75.5	79.6
Total operating lease liabilities		$105.4	$114.0

Finance lease liabilities:
Current	Current portion of long-term debt	$6.6	$8.7
Non-current	Long-term debt, net of current portion	12.3	16.3
Total finance lease liabilities		$18.9	$25.0

Total lease liabilities		$124.3	$139.0

The following table is a summary of supplemental cash flows related to leases (in millions):

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(43.7)	$(41.4)	$(41.6)
Operating cash flows from finance leases	(1.1)	(1.1)	(1.2)
Financing cash flows from finance leases	(10.4)	(17.3)	(9.6)
Right-of-use assets obtained in exchange for lease obligations:
Operating lease right-of-use assets	$31.5	$36.0	$23.6
Finance lease right-of-use assets	4.8	6.6	6.7

The following table is the future payments on leases as of December 31, 2023 (in millions):

	Operating	Finance
Year ending December 31,	leases	leases	Total
2024	$34.8	$7.9	$42.7
2025	25.4	6.1	31.5
2026	20.0	3.9	23.9
2027	14.4	3.0	17.4
2028	8.3	—	8.3
Thereafter	17.9	—	17.9
Total lease payments	120.8	20.9	141.7
Less: interest	(15.4)	(2.0)	(17.4)
Present value of lease liabilities	$105.4	$18.9	$124.3

The following table is a summary of weighted average lease terms and discount rates for leases:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	5.2	5.4
Finance leases	2.5	2.8
Weighted-average discount rate
Operating leases	5.4%	4.6%
Finance leases	4.7%	4.6%

Lessor

The Company leases tractors and trailers to certain of its owner-operators and accounts for these transactions as operating leases. These leases typically have terms of 30 to 72 months and are collateralized by a security interest in the related revenue equipment. The Company recognizes income for these leases as payments are received over the lease term, which are reported in purchased freight on the consolidated statements of operations and comprehensive income (loss). The Company’s equipment leases may include options for the lessee to purchase the equipment at the end of the lease term or terminate the lease prior to the end of the lease term. When an asset reaches the end of its useful economic life, the Company disposes of the asset.

The Company recorded depreciation expense of $23.9 million, $25.1 million, and $21.5 million on its revenue equipment leased and available for lease to owner-operators under operating leases for the years ended December 31, 2023, 2022, and 2021, respectively. Lease income from lease payments related to the Company’s operating leases for the years ended December 31, 2023, 2022, and 2021, was $30.5 million, $32.4 million, and $28.2 million, respectively.

The following table is the future minimum receipts on leases as of December 31, 2023 (in millions):

Year ending December 31,	Amount
2024	$34.0
2025	26.0
2026	14.3
2027	7.9
2028	3.9
Thereafter	0.1
Total minimum lease receipts	$86.2

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

The following is a summary of the allocation of the purchase price paid to the fair values of the net assets, net of cash acquired (in millions):

SJ Transportation
Accounts receivable	$3.4
Other current assets	1.8
Property and equipment	10.0
Intangible assets	4.5
Goodwill	3.4
Accounts payable and other liabilities	(4.0)
Total	$19.1

NOTE 4 – OTHER CURRENT ASSETS

The components of other current assets are as follows at December 31 (in millions):

	2023	2022
Prepaid insurance	$10.2	$8.4
Income tax receivable	9.5	13.8
Other prepaids	5.7	2.9
Prepaid licensing, permits and tolls	5.0	5.0
Parts supplies	4.1	4.2
Prepaid highway and fuel taxes	1.2	1.1
Prepaid software	1.0	1.3
Prepaid taxes	—	1.2
Total	$36.7	$37.9

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of October 1 or when impairment indicators arise.

During 2023, the Company recorded impairment charges to goodwill of $13.3 million related to an operating segment within the Specialized Solutions segment. During 2022, the Company recorded impairment charges to goodwill of $5.7 million related to an operating segment within the Specialized Solutions segment that had been integrated into another operating segment as part of the Plan (see Note 7 for more information on the Plan). There were no goodwill impairments for the year ended December 31, 2021. Accumulated impairment as of December 31, 2023 was $137.8 million, comprised of $42.2 million in the Flatbed Solutions segment and $95.6 million in the Specialized Solutions segment. Accumulated impairment as of December 31, 2022 was $124.5 million, comprised of $42.2 million in the Flatbed Solutions segment and $82.3 million in the Specialized Solutions segment.

The summary of changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows (in millions):

	Flatbed Solutions Segment	Specialized Solutions Segment	Total
Goodwill balance at January 1, 2022	$59.3	$80.8	$140.1
Goodwill acquired	—	3.4	3.4
Impairment	—	(5.7)	(5.7)
Foreign currency translation adjustment	—	(0.5)	(0.5)
Goodwill balance at December 31, 2022	59.3	78.0	137.3
Impairment	—	(13.3)	(13.3)
Foreign currency translation adjustment	—	0.2	0.2
Goodwill balance at December 31, 2023	$59.3	$64.9	$124.2

During 2023, the Company recorded an impairment charge of $1.5 million to trade names related to an operating segment within in the Flatbed Solutions segment and recorded impairment charges of $1.8 million consisting of $1.4 million related to trade names and $0.4 million related to customer relationships related to an operating segment within the Specialized Solutions segment. During 2022, the Company recorded impairment charges to intangible assets of $3.7 million consisting of $3.5 million related to trade name intangibles and $0.2 million related to customer relationships intangibles as a result of the Company’s decision to no longer use the trade names of two entities within the Specialized Solutions segment that had been integrated into other operating segments as part of the Plan. During 2021, there were no impairments related to intangible assets.

Intangible assets consisted of the following at December 31, 2023 and 2022 (in millions):

	As of December 31, 2023			As of December 31, 2022
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets, net	Assets	Amortization	Assets, net
Non-competition agreements	$22.2	$(21.7)	$0.5	$21.3	$(21.2)	$0.1
Customer relationships	89.8	(65.1)	24.7	90.3	(59.2)	31.1
Trade names	45.5	—	45.5	48.4	—	48.4
Licenses	1.0	—	1.0	1.0	—	1.0
Foreign currency translation adjustment	0.1	—	0.1	—	—	—
Total intangible assets	$158.6	$(86.8)	$71.8	$161.0	$(80.4)	$80.6

As of December 31, 2023, non-competition agreements and customer relationships had weighted average remaining useful lives of 0.9 and 8.0 years, respectively.

Amortization expense for intangible assets with definite lives was $6.4 million, $6.9 million, and $6.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Future estimated amortization expense is as follows (in millions):

	Non-competition	Customer
Year ending December 31,	Agreements	Relationships
2024	$0.5	$4.0
2025	—	3.2
2026	—	2.8
2027	—	2.8
2028	—	2.7
Thereafter	—	9.2
Total	$0.5	$24.7

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

The components of property and equipment are as follows at December 31 (in millions):

	2023	2022
Revenue equipment	$697.4	$611.3
Revenue equipment leased and available for lease to owner operators	145.6	145.1
Buildings and improvements	63.0	62.4
Furniture and fixtures, office and computer equipment, vehicles and capitalized software development	51.6	40.7
Property and equipment, gross	957.6	859.5
Accumulated depreciation	(401.5)	(371.2)
Property and equipment, net	$556.1	$488.3

Total depreciation expense was $100.1 million, $85.9 million, and $81.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 7 – INTEGRATION AND RESTRUCTURING

During the first quarter of 2022, the Company internally announced a phased integration and restructuring plan (the Plan). Our goal is to drive synergies and improve profitability through cost reduction, network optimization and commercial initiatives which will be facilitated by the continued integration of our operating companies into a subset of our highest-performing platform companies. We believe these measures will unite teams across the Company around a culture of close coordination and continuous improvement, providing for opportunistic expansion into incremental services, geographies, and industrial end markets. These efforts provide a preview of the potential of One Daseke, our name for the initiatives through which we are driving the next phase of our Company’s growth - one that benefits from the sharing of best practices, the optimization of processes, and the technology enablement necessary to better engage our customers and drivers. As of December 31, 2023 we had nine operating segments.

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

The Company recorded $0.5 million of integration and restructuring expenses primarily related to $1.2 million in professional fees partially offset by a $0.7 million prior quarter reclassification to acquisition-related transaction expenses, in connection with the Plan in the year ended December 31, 2023, comprised of $0.5 million in the Specialized Solutions segment and $0 million in the Flatbed Solutions segment. As of December 31, 2023 and 2022, there were no accrued integration and restructuring costs. As of December 31, 2023, we have incurred a cumulative total of $2.9 million in integration and restructuring costs since inception of the Plan.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows at December 31 (in millions):

	2023	2022
Brokerage and escorts	$13.9	$14.1
Unvouchered payables	9.2	9.4
Owner operator deposits	8.5	9.7
Fuel and fuel taxes	3.6	2.7
Other accrued expenses	2.3	5.6
Accrued property taxes and sales taxes payable	1.1	2.4
Interest	1.0	1.0
Share repurchase excise taxes	0.1	—
Total	$39.7	$44.9

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in millions):

	2023	2022
Term Loan Facility	$320.0	$393.0
ABL Facility	—	—
Equipment and real estate term loans	319.6	249.1
Finance lease liabilities	18.9	25.0
Total debt and finance lease liabilities	658.5	667.1
Less current portion	(90.7)	(78.4)
Less unamortized deferred financing fees	(4.3)	(6.4)
Long-term debt and finance lease liabilities, less current portion and unamortized deferred financing fees	$563.5	$582.3

Term Loan Facility

The Company has a $400.0 million term loan facility (the Term Loan Facility) evidenced by a Term Loan Agreement dated as of February 27, 2017 (as amended, restated, supplemented or otherwise modified from time to time, the Term Loan Agreement), among the Company, Daseke Companies, Inc., a wholly-owned subsidiary of the Company (the Term Loan Borrower), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (as successor to Credit Suisse AG, Cayman Islands Branch) (the Term Loan Agent), and the other lenders from time to time party thereto with a scheduled maturity date of March 9, 2028.

On May 2, 2023, the Term Loan Borrower entered into Amendment No. 4 to Term Loan Agreement (the Term Loan Amendment) with the Term Loan Agent. Under the Term Loan Amendment, the Term Loan Borrower and the Term Loan Agent elected to transition from a LIBOR-based reference rate with a term Secured Overnight Financing Rate (SOFR) based reference rate, relying on the existing fallback provisions contained in the Term Loan Agreement. In connection with the transition from LIBOR to term SOFR, term SOFR loans will be subject to a spread adjustment of 0.11448% per annum for term SOFR loans with an interest period of one month’s duration, 0.26161% per annum for term SOFR loans with an interest period of three months’ duration, and 0.42826% per annum for term SOFR loans with an interest period of six months’ duration (such spread adjustments, the Term SOFR Adjustment).

The term loans are, at the Company’s election from time to time, comprised of (x) alternate base rate loans or term SOFR loans, with the applicable margins of interest being an alternate base rate (subject to a 1.75% floor) plus 3.00% per annum and (y) term SOFR rate (subject to a 0.75% floor) plus 4.00% per annum plus the applicable Term SOFR Adjustment. During the second and third quarters of 2023, the Company made voluntary $50.0 million and $20.0 million cash prepayments of the Term Loan Facility, respectively, and accordingly wrote off $0.7 million and $0.3 million in deferred financing fees, respectively. The Term Loan Facility has an outstanding balance of $320.0 million as of December 31, 2023. As of December 31, 2023 and 2022, the interest rate on the Term Loan Facility was 9.47% and 8.39%, respectively.

The Term Loan Facility is secured by substantially all assets of the Company, excluding those assets collateralizing certain equipment and real estate debt and other customary exceptions.

The Term Loan Facility permits voluntary prepayments of borrowings. In certain circumstances (subject to exceptions, exclusions and, in the case of excess cash flow, step-downs described below), the Company may also be required to make an offer to prepay the term loans if it receives proceeds as a result of certain asset sales, debt issuances, casualty or similar events of loss, or if it has excess cash flow (defined as an annual amount calculated using a customary formula based on consolidated Adjusted EBITDA, including, among other things, deductions for (i) the amount of certain voluntary prepayments of the term loans and (ii) the amount of certain capital expenditures, acquisitions, investments and restricted payments). The percentage of excess cash flow that must be applied as a mandatory prepayment is 50%, 25% or 0% for excess cash flow periods, depending upon the first lien leverage ratio.

The Term Loan Facility contains (i) certain customary affirmative covenants that, among other things, require compliance with applicable laws, periodic financial reporting and notices of material events, payment of taxes and other obligations, maintenance of property and insurance, and provision of additional guarantees and collateral, and (ii) certain customary negative covenants that, among other things, restrict the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, mergers, consolidations, liquidations and dissolutions, asset sales, acquisitions, the payment of distributions, dividends, redemptions and repurchases of equity interests, transactions with affiliates, prepayments and redemptions of certain other indebtedness, burdensome agreements, holding company limitations, changes in fiscal year and modifications of organizational documents. As of December 31, 2023, the Company was in compliance with all covenants contained in the Term Loan Facility.

ABL Facility

The Company has a senior secured asset-based revolving line of credit (the ABL Facility) under a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the ABL Credit Agreement) with PNC Bank, National Association, as administrative agent (the ABL Agent) and the lenders party thereto.

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

The ABL Facility also provides for the issuance of letters of credit subject to certain restrictions and a sublimit of $40 million. As of December 31, 2023, the Company had no borrowings, $20.5 million in letters of credit outstanding, and could incur approximately $93.6 million of additional indebtedness under the ABL Facility, assuming the qualified collateral calculated as of this date.

On June 30, 2023, the administrator of LIBOR ceased publication of LIBOR as a reference rate for all available interest rate tenors. The ABL Facility contained fallback provisions to a term SOFR based reference rate in the event of such occurrence. Accordingly, as of June 30, 2023, all loans under the ABL Facility may be comprised of (x) alternate base rate loans or (y) term SOFR loans, with the applicable margins of interest set forth in the table below.

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

RLOC Utilization	Base Rate Margins	Term SOFR Margins
Less than 33.3%	0.50%	1.50%
Greater than or equal to 33.3%, but less than 66.6%	0.75%	1.75%
Greater than or equal to 66.6%	1.00%	2.00%

In connection with the transition from LIBOR to term SOFR, term SOFR loans will be subject to an additional spread adjustment between 0.03839% per annum and 0.42826% per annum depending on the applicable interest period of such term SOFR loan.

At December 31, 2023, the interest rate on the ABL Facility was 9.00%.

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

As of December 31, 2023, the Company was in compliance with all covenants contained in the ABL Facility.

Equipment and Real Estate Loans

As of December 31, 2023, the Company had term loans collateralized by equipment in the aggregate amount of $319.6 million with 13 lenders (Equipment Term Loans). The Equipment Term Loans bear interest at rates ranging from 2.6% to 7.4%, require monthly payments of principal and interest and mature at various dates through December 2030. As of December 31, 2023, the weighted average interest rate was 5.5%. Certain of the Equipment Term Loans contain conditions, covenants, representations and warranties, events of default, and indemnification provisions applicable to the Company and certain of its subsidiaries that are customary for equipment financings, including, but not limited to, limitations on the incurrence of additional debt and the prepayment of existing indebtedness, certain payments (including dividends and other distributions to persons not party to its credit facility) and transfers of assets.

Finance Leases

The Company leases certain equipment under long-term finance lease agreements that expire on various dates through December 2026. See Note 2 for information on finance leases.

Future principal payments on long-term debt (excluding future payments on finance leases which are disclosed in Note 2) are as follows (in millions):

Year ending December 31,	Term Loan Facility	Equipment Loans	Total
2024	$—	$84.1	$84.1
2025	—	80.7	80.7
2026	—	73.4	73.4
2027	—	48.9	48.9
2028	320.0	23.8	343.8
Thereafter	—	8.7	8.7
Total long-term debt	$320.0	$319.6	$639.6

NOTE 10 – INCOME TAXES

The components of the Company’s United States and foreign provision for income taxes were as follows for the years ended December 31 (in millions):

	2023	2022	2021
Current:
Federal	$5.0	$6.2	$4.6
State	3.7	1.6	5.4
Foreign	0.5	1.2	0.9
Total current taxes	9.2	9.0	10.9
Deferred:
Federal	(2.2)	8.7	11.0
State	(1.9)	0.2	3.4
Foreign	2.2	1.7	0.7
Total deferred taxes	(1.9)	10.6	15.1
Income tax expense	$7.3	$19.6	$26.0

A reconciliation between the effective income tax rate and the United States statutory income tax rate were as follows for the years ended December 31 (in millions):

	2023	2022	2021
Income tax expense at United States statutory income tax rate	$(2.2)	$14.6	$17.2
Federal income tax effects of:
State income tax expense, net of federal benefit	1.4	1.0	6.9
Impairment of goodwill	2.8	1.2	—
Foreign tax rate differential	0.4	0.5	0.3
Driver per diem	1.0	—	—
Global intangible low-taxed income inclusion	0.4	0.7	—
Other nondeductible expenses	0.4	0.7	(0.1)
Nondeductible officer compensation	1.8	1.6	1.8
Write-off of foreign deferred tax assets	—	10.5	—
Change in valuation allowance	—	(10.2)	—
Change in fair value of warrant liability	—	(1.0)	(0.3)
Stock compensation	0.2	0.1	(0.5)
Tax credits	(0.2)	(0.1)	(0.1)
Return-to-provision adjustments	(0.3)	0.1	0.3
Other	1.6	(0.1)	0.5
Income tax expense	$7.3	$19.6	$26.0
Effective tax rate	(70.2)%	28.1%	31.7%

The decrease in the effective tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to the impact of various nondeductible items on pretax loss which resulted in taxable income, primarily related to goodwill impairment, as well as officer compensation and other expenses.

The effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities were as follows at December 31 (in millions):

	2023	2022
Deferred tax assets
Accrued expenses	$7.7	$6.8
Vacation accrual	0.7	0.5
Accounts receivable	1.1	0.8
Net operating losses	0.7	0.4
Deferred start-up costs	0.9	1.0
Stock based compensation	3.5	3.5
Operating lease liabilities	26.8	28.8
Interest expense limitation carryforward	11.9	6.1
	53.3	47.9
Valuation allowance	(0.4)	(0.3)
Total deferred tax assets	52.9	47.6

Deferred tax liabilities
Prepaid expenses	(4.1)	(3.2)
Intangible assets	(14.5)	(15.9)
Property and equipment	(102.5)	(96.2)
Right of use asset	(25.4)	(27.3)
Total deferred tax liabilities	(146.5)	(142.6)

Net deferred tax liability	$(93.6)	$(95.0)

As of December 31, 2023, the Company’s valuation allowance was $0.4 million against a portion of state net operating losses, that, in the judgment of management, are not more-likely-than-not to be realized. As of December 31, 2022, the Company’s valuation allowance was $0.3 million against a portion of state net operating losses, that, in the judgment of management, were not more-likely-than-not to be realized. The current year increase relates to additional valuation recorded on state net operating losses not expected to be realized prior to expiration. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon future reversal of taxable and deductible temporary differences, the generation of future taxable income, and the feasibility of ongoing tax planning strategies during the periods in which those temporary differences are deductible.

At December 31, 2023, the Company does not have any U.S. federal or foreign net operating loss carry forwards. On an after-tax basis, the Company has state net operating losses of $0.7 million. These loss carryforwards begin expiring in 2028.

The Company had no uncertain tax positions as of December 31, 2023 and 2022. The Company is no longer subject to United States federal income tax examinations by tax authorities for years before 2020; however, federal net operating loss carry forwards from years prior to 2020 that were utilized in 2021 remain subject to review and adjustment by tax authorities. The Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2020; however, state and foreign net operating loss carryforwards from years prior to 2020 that were utilized in 2021 and 2022 remain subject to review and adjustment by tax authorities.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Leases

The Company leases certain office facilities, terminals and revenue equipment from entities owned or partially owned by stockholders or employees on operating leases. Total lease expense related to these leases was $1.3 million, $1.3 million, and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. Future minimum lease payments under non-cancelable related party operating leases are as follows (in millions):

Office and
Year ending December 31,	Terminals
2024	$1.2
2025	1.2
2026	1.2
2027	1.1
2028	0.3
Thereafter	—
Total	$5.0

Other Related Party Transactions

On November 10, 2022, the Company entered into a Share Repurchase Agreement with Don R. Daseke, Barbara Daseke, and The Walden Group, Inc., which was amended by Amendment No. 1 to Share Repurchase Agreement, dated November 14, 2022 (the Founder’s Repurchase). As of the date of the Founder’s Repurchase and until the consummation of the transactions contemplated thereby on November 14, 2022, Mr. Daseke was a member of the Company’s board of directors; Mrs. Daseke is Mr. Daseke’s spouse and Walden Group is an entity controlled by Mr. Daseke. See Note 12 for additional details about the Founder’s Repurchase.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock has voting rights – one vote for each share of common stock.

As of December 31, 2023, the Company has 4.0 million shares of common stock reserved for future issuances of equity awards under the Company’s 2017 Omnibus Incentive Plan, based on the current estimate of the potential number of shares that may be issued from outstanding awards. See Note 13 for additional details about the Company’s stock-based compensation plan.

On November 10, 2022, the Company entered into the Founder’s Repurchase to purchase 6,666,667 shares of common stock, par value $0.0001 per share, of the Company in exchange for $40.0 million in cash and 11,266,058 shares of common stock of the Company in exchange for 20,000 shares of Series B-1 Perpetual Preferred Stock, par value $0.0001 per share, of the Company and 47,597 shares of Series B-2 Perpetual Preferred Stock, par value $0.0001 per share, of the Company.

On September 30, 2022, the Company announced that the Board of Directors has authorized the repurchase of up to $40.0 million of the Company’s outstanding common stock (the 2022 Stock Repurchase Program). Shares are effectively retired at the time of purchase. On November 14, 2022, the Company issued a press release announcing that it has paused the stock repurchase program. Repurchases by the Company may resume in the future, and any such repurchases will be subject to general market and economic conditions, applicable legal requirements and other considerations. As of December 31, 2022, prior to the plan’s pause, the Company had purchased 803,554 shares at a weighted average price of $6.05 per share.

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

As of December 31, 2023, the Company has 4.0 million shares of common stock available for issuance under the Incentive Plan, based on the current estimate of the potential number of shares that may be issued from outstanding awards. This figure would decrease by approximately 0.8 million shares if outstanding PSU awards were issued at maximum. Equity awards to employees generally vest annually on a pro-rata basis over a three to five-year period on the anniversary of each grant date. The Company also grants awards to our directors under the Plan. The awards granted to directors typically vest ratably over periods of less than one year to five years annually on the anniversary of each grant date.

Aggregate stock-based compensation charges, net of forfeitures, were $8.5 million, $11.5 million, and $8.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. These expenses are included as a component of salaries, wages and employee benefits on the accompanying consolidated statements of operations and comprehensive income (loss).

Stock-based compensation cost with equity classification is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period. Stock-based compensation cost with liability classification is recognized on a straight-line basis over the vesting period and revalued on each balance sheet date with the corresponding adjustment to stock-based compensation recorded in the consolidated statements of operations and comprehensive income. Forfeitures are recorded as a cumulative adjustment to stock-based compensation expense in the period forfeitures occur. As of December 31, 2023, there was $0, $3.4 million, and $2.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock units (RSUs) and performance stock units (PSUs) (both equity and liability awards), respectively. This expense will be recognized over the weighted average periods of 1.8 years for RSUs and 1.9 years for PSUs.

Stock Options

The following table summarizes stock option grants:

Grantee Type	# of Options Granted	Issued and Outstanding	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Per Option)
Director Group	150,000	50,000	5 years	$9.98	$4.36
Employee Group	4,682,630	1,563,662	3-5 years	$6.53	$4.41
Total		1,613,662

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

A summary of option activity as of December 31, 2023, and the changes during the year ended December 31, 2023 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	1,864,822	$6.71	5.8	$3.2
Granted	—	—
Exercised	(103,000)	1.41
Forfeited or expired	(148,160)	11.21
Outstanding as of December 31, 2023	1,613,662	$6.63	4.8	$4.4

Exercisable as of December 31, 2023	1,611,662	$6.64	4.8	$4.4
Vested and expected to vest as of December 31, 2023	1,613,662	$6.63	4.8	$4.4

The stock options’ maximum contract term is ten years. There were no options granted during the year ended December 31, 2023, 2022, and 2021. The intrinsic value of options exercised for the year ended December 31, 2023, 2022, and 2021 was $0.6 million, $0.2 million, and $0.5 million, respectively.

The summary of the status of nonvested shares as of December 31, 2023, and the changes during the year ended December 31, 2023 are as follows:

	Shares	Weighted Average Grant Date Fair Value (Per Unit)Price
Non-vested at January 1, 2023	296,052	$4.46
Granted	—	—
Vested	(292,552)	4.48
Forfeited or expired	(1,500)	4.14
Non-vested at December 31, 2023	2,000	$1.28

Restricted Stock Units

RSUs are nontransferable until vested. Some RSU grants entitle the holder to receive dividends with respect to the non-vested units, whereas others do not. Prior to vesting, the grantees of RSUs are not entitled to vote the shares. Typically, restricted stock unit awards vest in equal annual increments over the vesting period.

The following table summarizes restricted stock unit grants under the Plan:

Grantee Type	# of RSUs Granted	Issued and Outstanding	Vesting Period	Weighted Average Grant Date Fair Value (Per Unit)
Director Group	970,867	135,324	1 year	$5.69
Employee Group	3,319,793	806,586	1 year -3 years	$5.58
Total		941,910

A summary of restricted stock unit awards activity under the Plan as of December 31, 2023, and the changes during the year ended December 31, 2023 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested as of January 1, 2023	1,097,586	$7.89
Granted	544,942	4.86
Vested	(606,317)	8.83
Forfeited	(94,301)	7.89
Non-vested as of December 31, 2023	941,910	$5.59

The total fair value of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $2.6 million, $5.6 million, and $4.6 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $3.7 million, $1.8 million, and $3.8 million, respectively.

Performance Stock Units

As of December 31, 2023, the Company had 961,377 total PSUs outstanding, of which 419,941 were classified as equity and 541,436 were classified as liabilities.

There are 541,436 PSUs classified as liabilities in which the vesting can range from 0% to 200%, based upon the achievement of specific performance-based conditions related to the Company’s financial performance over a three year period, modified based on the Company’s Relative Total Shareholder Return (TSR) and subject to final vesting based on the participant’s continued employment through the end of the requisite service periods. The ultimate amount to vest may be downwardly adjusted by the Compensation Committee if the TSR is negative. As of December 31, 2023, the Company currently expects that these PSUs will vest at 100%. The fair value of these PSUs will be remeasured at each period-end until the earlier of the date they are reclassified to equity or the vesting date.

There are 37,501 PSUs classified as equity in which the performance targets have been achieved, but are still subject to time-vesting. In addition, there are 382,440 PSUs classified as equity in which the vesting occurs upon the achievement of specific performance-based conditions related to the Company’s financial performance over a three year period and subject to final vesting based on the participant’s continued employment through the end of the requisite service period. As of December 31, 2023, the Company currently expects that these PSUs will vest at 100%. The fair value of these PSUs is equal to the market value of the common stock on the grant date.

The compensation cost for all PSUs is recognized ratably over the requisite service period for the awards that are determined probable to vest. A summary of equity-classified performance stock unit awards activity for as of December 31, 2023, and the changes during the year ended December 31, 2023 are as follows:

	Units	Weighted Average Grant Date Fair Value (Per Unit)
Non-vested equity-classified as of January 1, 2023	1,075,487	$7.11
Granted	382,440	5.10
Reclassified from liability to equity	475,000	5.16
Vested	(1,493,700)	6.53
Forfeited	(19,286)	5.99
Non-vested equity-classified as of December 31, 2023	419,941	$5.18

The total weighted average fair value of equity-classified PSUs granted or reclassified from liability to equity during the years ended December 31, 2023, 2022, and 2021 was $4.4 million, $0.3 million, and $8.9 million, respectively.

As discussed earlier, as of December 31, 2023, there were also 541,436 PSUs classified as liabilities as a result of subjectivity in the vesting conditions. As of December 31, 2023, the total fair value of those liability-classified awards was approximately $4.4 million, of which $3.4 million was recorded as a liability within accrued payroll, benefits and related taxes on the consolidated balance sheet and $0.2 million was recorded as a liability within non-current liabilities on the consolidated balance sheet. As of December 31, 2023, the unrecognized stock-based compensation expense related to these liability-classified PSUs was $0.8 million. This liability will be remeasured at each period-end until the earlier of the vesting date or the date it becomes reclassified to equity.

Proposed Merger

As discussed in Note 1, the Company entered into the Merger Agreement on December 22, 2023. Pursuant to the Merger Agreement, at the Effective Time:

•

each option to purchase shares of Common Stock (a Company Option) that is outstanding immediately prior to the Effective Time will automatically vest (if unvested) and be canceled and converted into the right to receive an amount in cash (without interest and subject to applicable withholding taxes) equal to the product of (i) the total number of shares of Common Stock subject to such Company Option and (ii) the excess, if any, of the Merger Consideration over the exercise price per share of such Company Option (meaning that any Company Option with an exercise price per share equal to or greater than the Merger Consideration will be canceled without any cash payment being made in respect thereof);

•

each outstanding Company restricted stock unit that vests solely on the basis of time (a Company RSU) that is vested or will become vested at the Effective Time automatically in accordance with its terms solely as a result of the consummation of the transactions contemplated by the Merger Agreement will be canceled and converted into the right to receive an amount in cash (without interest and subject to applicable withholding taxes) equal to the product of (i) the number of shares of Common Stock subject to such Company RSU and (ii) the Merger Consideration;

•

except as otherwise agreed by the holder of the Company RSU and Parent, each unvested outstanding Company RSU will be converted into a time-based restricted stock unit of Parent (a Parent RSU), based on the exchange ratio specified in the Merger Agreement (the Exchange Ratio), with the same terms applicable to such Company RSU immediately prior to the Effective Time;

•

each outstanding Company performance stock unit that vests on the basis of time and the achievement of performance targets (a Company PSU) that is vested or will become vested at the Effective Time automatically in accordance with its terms solely as a result of the consummation of the transactions contemplated by the Merger Agreement will be canceled and converted into the right to receive an amount in cash (without interest and subject to applicable withholding taxes) equal to the product of (i) the number of shares of Common Stock subject to such Company PSU (as determined in accordance with the terms of the applicable award agreement) and (ii) the Merger Consideration; and

•

except as otherwise agreed by the holder of the Company PSU and Parent, each unvested outstanding Company PSU will be converted into a Parent RSU, based on the Exchange Ratio and assuming target performance, with the same terms applicable to the Company RSUs immediately prior to the Effective Time (except that it will cliff vest on the date that would have been the end of the performance period under the terms applicable to such Company PSU immediately prior to the Effective Time).

NOTE 14 – DEFINED CONTRIBUTION PLAN

The Company sponsors the Daseke, Inc. 401(k) Retirement Plan (the Retirement Plan). The Retirement Plan is a defined contribution plan and intended to qualify under the Internal Revenue Code provisions of Section 401(k). Under the safe harbor matching requirements, the Company made contributions to the Retirement Plan of $5.6 million, $5.8 million, and $5.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had outstanding letters of credit at December 31, 2023 and 2022 totaling approximately $21.2 million and $24.9 million, respectively, including those disclosed in Note 9. These letters of credit are related to liability and workers’ compensation insurance claims.

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

NOTE 16 – REPORTABLE SEGMENTS

The Company’s operating segments sometimes provide transportation and related services for one another. Such services are generally billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in the Company’s reportable segment results. Intersegment revenues and expenses totaled $5.5 million, $2.7 million, and $4.8 million for the Flatbed Solutions segment for the years ended December 31, 2023, 2022, and 2021, respectively. Intersegment revenues and expenses totaled $5.9 million, $7.9 million, and $7.4 million for the Specialized Solutions segment for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table reflects certain financial data of the Company’s reportable segments for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Flatbed	Specialized	Consolidated
	Solutions Segment	Solutions Segment	Total
Year Ended December 31, 2023
Total revenue	$644.9	$924.5	$1,569.4
Company freight	177.9	477.0	654.9
Owner operator freight	282.3	140.0	422.3
Brokerage	87.7	154.4	242.1
Logistics	4.8	55.1	59.9
Fuel surcharge	92.2	98.0	190.2
Income from operations	7.9	28.3	36.2
Depreciation	47.8	52.3	100.1
Amortization of intangible assets	2.4	4.0	6.4
Impairment	1.5	16.4	17.9
Restructuring	—	0.5	0.5
Non-cash operating lease expense	(0.1)	—	(0.1)
Interest expense	21.7	30.5	52.2
Total property and equipment additions	69.3	118.4	187.7

Year Ended December 31, 2022
Total revenue	$769.0	$1,004.3	$1,773.3
Company freight	167.2	483.1	650.3
Owner operator freight	329.2	180.7	509.9
Brokerage	152.5	168.7	321.2
Logistics	4.1	49.7	53.8
Fuel surcharge	116.0	122.1	238.1
Income from operations	39.1	59.3	98.4
Depreciation	37.4	48.5	85.9
Amortization of intangible assets	3.0	3.9	6.9
Impairment	—	9.4	9.4
Restructuring	1.0	1.4	2.4
Non-cash operating lease expense	—	—	—
Interest expense	15.1	20.3	35.4
Total property and equipment additions	76.6	110.8	187.4

Year Ended December 31, 2021
Total revenue	$690.0	$866.8	$1,556.8
Company freight	176.6	453.1	629.7
Owner operator freight	328.0	158.5	486.5
Brokerage	112.2	156.8	269.0
Logistics	4.9	34.3	39.2
Fuel surcharge	68.3	64.1	132.4
Income from operations	53.3	59.5	112.8
Depreciation	32.7	48.5	81.2
Amortization of intangible assets	3.0	3.9	6.9
Restructuring	—	0.3	0.3
Non-cash operating lease expense	0.9	(0.1)	0.8
Interest expense	14.7	18.8	33.5
Total property and equipment additions	37.9	80.5	118.4

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

For the years ended December 31, 2023, 2022 and 2021 shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) were not included in the computation of diluted earnings per share as their effects were anti-dilutive. For the year ended December 31, 2023, all outstanding equity awards discussed in Note 13 were not included in the computation of diluted earnings per share as their effects were anti-dilutive. For the years ended December 31, 2022 and 2021, approximately 1.0 million and 1.3 million shares of common stock issuable upon exercise of outstanding stock options, respectively, were not included in the computation of diluted earnings per share as their exercise price was greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended
	December 31,
(in millions, except per share data)	2023	2022	2021

Numerator:
Net income (loss)	$(17.7)	$50.2	$56.0
Less Series A Preferred Stock dividends	(5.0)	(5.0)	(5.0)
Less Series B Preferred Stock dividends	(4.3)	(0.7)	—
Net income (loss) attributable to common stockholders	(27.0)	44.5	51.0
Allocation of earnings to non-vested participating RSUs	—	(0.1)	(0.4)
Numerator for basic EPS - income (loss) available to common stockholders - two class method	$(27.0)	$44.4	$50.6

Effect of dilutive securities:
Add back Series A Preferred Stock dividends	$—	$—	$—
Add back allocation earnings to participating securities	—	0.1	0.4
Reallocation of earnings to participating securities considering potentially dilutive securities	—	(0.1)	(0.4)
Numerator for diluted EPS - income (loss) available to common stockholders - two class method	$(27.0)	$44.4	$50.6

Denominator:
Denominator for basic EPS - weighted-average shares	45,822,936	60,459,451	63,744,456

Effect of dilutive securities:
Non-participating outstanding share-based payment awards	—	2,824,051	1,664,802
Series A Preferred Stock	—	—	—
Denominator for diluted EPS - weighted-average shares	45,822,936	63,283,502	65,409,258

Basic earnings (loss) per share	$(0.59)	$0.73	$0.79
Diluted earnings (loss) per share	$(0.59)	$0.70	$0.77

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to December 31, 2023, the Company made a voluntary $10.0 million cash prepayment of the Term Loan facility.