Form 10-K/A
period 2023-12-31
Daseke, Inc.
filed 2024-04-01
CIK 1642453

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

Commission File Number: 001-37509

DASEKE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3913221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15455 Dallas Parkway, Suite 550 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(972) 248-0412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DSKE	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐     No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $316.5 million.

47,200,283 shares of common stock were outstanding as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name:	Auditor Location:	Auditor Firm ID:
GRANT THORNTON LLP	Dallas, Texas	248

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report. The reference on the cover of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report is hereby deleted.

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

DASEKE, INC.

2023 ANNUAL REPORT ON FORM 10-K/A

i

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Certain information about our directors, including their ages as of April 1, 2024, is set forth below.

Name	Position	Age	Year Served Since
Charles “Chuck” F. Serianni	Chairman of the Board and Independent Director	62	2019
Bruce Blaise	Independent Director	62	2022
Brian Bonner	Independent Director	67	2015
Catharine Ellingsen	Independent Director	59	2021
Grant Garbers	Independent Director	60	2021
Melendy Lovett	Independent Director	66	2022
Jonathan Shepko	Chief Executive Officer and Director	46	2017
Ena Williams	Independent Director	55	2019

Charles “Chuck” F. Serianni has served on the Company’s Board of Directors (the “Board of Directors” or the “Board”) since May 2019, has been the Chair or member of Company’s Audit Committee since May 2019, and was elected Independent Chairman of the Board in June 2021. Mr. Serianni served as the Special Advisor to the CEO of Republic Services, Inc. (NYSE: RSG), a Fortune 500 publicly traded company and national provider of recycling and non-hazardous solid-waste services and environmental solutions (“Republic Services”), from June 2020 until his retirement in June 2021. Prior to that role, Mr. Serianni served Republic Services as the Executive Vice President, Chief Financial Officer from August 2014 to June 2020 and Vice President and Controller, West Region from July 2013 to August 2014. He also served Republic Services as Assistant Controller and progressed to Senior Vice President, Chief Accounting Officer of Republic Services during the period from 1998 to 2013 and as Accounting Operations Director of Republic Services (Auto Nation) from 1997 to 1998. In such roles, he acted as an executive and its financial leader, responsible for its investor relations, shareholder outreach, public company financial reporting, accounting, strategic planning (throughout the United States and Canada and pricing), mergers and acquisitions, capital expenditures, capital allocation, investments, technology investments, cash management, and debt and capital markets transactions. Additionally, during Mr. Serianni’s time at Republic Services, he oversaw the safety department for the entire company, all landfill operating (which included U.S. Environmental Protection Agency, safety, and state and federal regulatory responsibilities); the transition from eight operating regions to two operating regions; and the integration of companies and departments, including the reorganization of the accounting functions. Mr. Serianni is leading the Company’s Board with significant experience and insight in supply chain and transportation-related management and operations; oversight of public-company accounting, finance, treasury, capital allocation, investor relations, debt and capital markets transactions; strategic implementation of capital; public company governance; mergers-and-acquisition-oriented growth; corporate reorganization and systems implementations; and development and the implementation of cybersecurity and technology systems. Mr. Serianni is a qualified SEC financial expert with significant SEC financial reporting experience at Republic Services, Sunglass Hut International, Inc. and the international accounting firm of Deloitte & Touche, LLP. He holds a bachelor’s degree in Accounting and Finance from the University of Dayton and is a member of the American Institute of Certified Public Accountants. We believe his background and skill set make Mr. Serianni well-suited to serve as a member of the Board of Directors.

Bruce Blaise has served on the Company’s Board of Directors since August 2022 and has been a member of the Board’s Corporate Governance and Nominating Committee and Compensation Committee since August 2022. Mr. Blaise has 38 years of experience in the truck transportation and logistics industry, most recently for Kenan Advantage Group, the largest tank truck transporter and logistics provider in North America (“KAG”), where he served as President from 2011 to May 2021 and held both Chief Executive Officer and President roles from January 2018 to 2021. During his time at KAG, Mr. Blaise also served as Executive Vice President of KAG’s Fuels Delivery Group and Vice President of Sales and Marketing. Through his executive leadership at KAG, he built expertise in operations, business development, regulatory and trade compliance, human capital management and development, enterprise risk management, and corporate strategy and governance. Mr. Blaise brings to the Company’s Board extensive experience and insight in transportation operations; logistics operations; specialized transportation operations; driver recruitment and retention; safety; driver compensation plans; corporate strategy; mergers and acquisitions; integrations; human capital management, organization, and compensation; and customer development and retention. Prior to joining KAG, Mr. Blaise served in management roles with Miller Transporters from 1983 to 2001. Mr. Blaise earned a Bachelor of Business Administration from Mississippi State University, where he recently served on the Marketing Advisory Board. He has served on the Board of Directors of the National Freight Transportation Association (NFTA) and the Ohio Trucking Association (OTA), and is a past member of various industry associations, including the Society of Independent Gasoline Marketers of America (SIGMA) and the National Tank Truck Carriers Association (NTTC). Mr. Blaise was identified as a director candidate by a third-party search firm engaged to assist in identifying qualified director candidates. We believe his background and skill set make Mr. Blaise well-suited to serve as a member of the Board of Directors.

Brian Bonner has served on the Company’s Board of Directors since February 2015, including roles as Executive Chairman (August 2019 until August 2020), Independent Chairman of the Board (August 2020 until June 2022) and Chair of the Board’s Compensation Committee (January 2020 until July 2022), and is currently a member of the Board’s Audit and Compensation Committees. Mr. Bonner’s 33-year career with Texas Instruments, Inc. (NASDAQ: TXN), a Fortune 500 publicly traded technology company that designs and manufactures semiconductors and various integrated circuits, spanned several executive leadership positions, including Vice President and Chief Information Officer from 2000 to 2014 and other leadership positions in product profit and loss management, worldwide marketing, and post-acquisition integration. Mr. Bonner brings to the Company’s Board significant experience and insight in sales management; human capital management, organization, and compensation; corporate oversight and governance; business performance; business scaling post-acquisition implementation/integration; and information technology management and development; and cybersecurity and information technology systems. Mr. Bonner served as a member on the Board of Directors of Copper Mobile from 2012 to 2015, an advisory board member for Gemini Israel Funds from June 2004 to May 2015, and is currently an advisory board member for Southern Methodist University’s Computer & Electrical Engineering Department. He holds an MBA in Marketing and Finance from the Fuqua School of Business at Duke University, an MSEE and BSEE from the University of Michigan, and a BA in Physics from Kalamazoo College. He received the Minority & Women Business Development Award from TI, the Transformational CIO Award from HMG Strategies, and the Most Innovative User of Technology from Information Week Magazine. We believe his background and skill set make Mr. Bonner well-suited to serve as a member of the Board of Directors.

Catharine Ellingsen has served on the Company’s Board of Directors since April 2021, has been a member of the Board’s Compensation Committee and Corporate Governance and Nominating Committee since April 2021, and was appointed Chairwoman of the Compensation Committee in July 2022. Ms. Ellingsen is the Executive Vice President, Chief Legal Officer, Chief Ethics & Compliance Officer and Corporate Secretary at Republic Services. In such capacity, she oversees Legal Services, Board and Corporate Governance, Ethics and Compliance, Enterprise Risk Management, Labor Relations, Corporate Security, Business Continuity, Real Estate and Facilities Management. Additionally, Ms. Ellingsen is integrally involved with ESG and DE&I in her roles as the Chair of the Republic Services’ MOSAIC Council for Inclusion and Diversity and Executive Sponsor of UNIDOS Latin American Business Resources Group. Ms. Ellingsen is also a Director of the Republic Services Charitable Foundation. Ms. Ellingsen brings to the Company’s Board significant experience and insight in supply chain management and transportation-related legal risks and exposures; human capital management, organizational effectiveness, and compensation; labor relations; public company reporting and governance; mergers and acquisition; post-acquisition implementation/integration; and shareholder outreach and relations. She previously served as Republic Services’ Senior Vice President, Human Resources from 2011 to 2016, and Vice President, Deputy General Counsel from 2008 to 2011. Before joining Republic Services, Ms. Ellingsen served Allied Waste Industries, Inc. in multiple roles, including Vice President, Deputy General Counsel, and practiced law at the law firms of Steptoe & Johnson LLP and Bryan Cave LLP. She received her B.A. cum laude from Wheaton College and a J.D. magna cum laude from Washington College of Law, The American University. She also attended the Advanced Human Resources Executive Program at the University of Michigan, Ross School of Business. We believe her background and skill set make Ms. Ellingsen well-suited to serve as a member of the Board of Directors.

Grant Garbers has served on the Company’s Board of Directors and has served on the Board’s Audit Committee since June 2021 and the Board’s Corporate Governance and Nominating Committee since January 2021. Mr. Garbers has been a Managing Director of Harrison Co., a middle-market investment banking firm, since June 2020, where he is responsible for sourcing merger and acquisition opportunities as well as advising on the transaction strategy, company positioning, buyer rationale, financing risks, transaction structure, and valuation and the purchase documents in conjunction with legal counsel. Mr. Garbers brings to the Company’s Board significant experience and insight in mergers, acquisitions, and capital markets. He has specific experience in the specialized transportation solutions segment as he previously served as an Independent Director of Roadmaster Group, Inc. (a Company acquisition in 2017). Prior to Harrison Co., Mr. Garbers spent 13 years with Capstone Headwaters and its predecessor company, Headwaters MB, as a Managing Director in its industrial technology practice with the same responsibilities. Mr. Garbers has served both private and public companies across diverse industries, such as transportation, medical, consumer products, and industrial technology. Mr. Garbers started his career in risk management at Fred S. James before entering the financial services sector. Mr. Garbers holds a BBA from The University of Georgia and completed the Mergers and Acquisitions Executive Education Program at the Wharton School of Business. We believe his background and skill set make Mr. Garbers well-suited to serve as a member of the Board of Directors.

Melendy Lovett has served on the Company’s Board of Directors since January 2022, has been a member of the Board’s Audit Committee and Compensation Committee since January 2022, and was appointed Chairwoman of the Audit Committee in July 2022. Ms. Lovett has served as Senior Vice President, Chief Administrative Officer (March 2014 to February 2019; April 2020 to June 2021) and Senior Vice President, Chief Financial Officer (February 2019 to April 2020), and member of the Board, Audit Committee and Chairwoman of Human Resources Committee at Trinity Industries, Inc. (NYSE: TRN), a publicly traded industrial and manufacturing company serving the rail transportation industry (“Trinity”). At Trinity, Ms. Lovett was a member of the executive leadership team and oversaw a broad range of responsibilities, including corporate strategy, talent management, executive compensation, supply chain management, financial reporting, acquisitions, integrations, spin-offs, organizational redesigns, and technology upgrades and implementations. Strategic projects she led at Trinity include corporate integration of its largest acquisition, the spin-off of its infrastructure business, a major organizational redesign following the spin-off, and many technology upgrade implementations. Ms. Lovett also had operational responsibility for Trinity’s Railcar Leasing and Management Services Group as well as Trinity’s trucking and logistics business. Ms. Lovett brings to the Company’s Board significant experience and insight in supply chain management and transportation operations; corporate strategy; mergers and acquisitions; integrations; spin-offs; organizational redesigns; technology implementations; financial reporting; public company audit and governance; and human capital management, organization, and compensation. Prior to joining Trinity, Ms. Lovett spent more than 20 years at Texas Instruments, holding roles including Vice President of Worldwide Human Resources, where she focused on human capital and talent development, as well as 10 years as President of the company’s global Education Technology business. Ms. Lovett is highly decorated in the STEM field with recognized leadership and direct experience integrating technology into business and operations, creating significant value. Ms. Lovett is a qualified SEC financial expert and holds NACD Directorship Certification® as well as NACD Carnegie Mellon Software Engineering Institute Cybersecurity Oversight certification. Ms. Lovett earned a bachelor’s degree in Management from Texas A&M University and a master’s degree in Accounting from the University of Texas at Dallas. She is a certified public accountant in the State of Texas. We believe her background and skill set make Ms. Lovett well-suited to serve as a member of the Board of Directors.

Jonathan Shepko has served on the Company’s Board of Directors since February 2017 and has served as the Company’s Chief Executive Officer since August 2021. From January 2021 to August 2021, he served as the Company’s Interim Chief Executive Officer. Mr. Shepko is a Co-founder and Managing Partner of Stonehollow Capital Partners (“Stonehollow”), which makes direct equity investments in private companies across the United States. Prior to founding Stonehollow in January 2019, from 2014 to 2018, Mr. Shepko served as a Managing Partner of EF Capital Management, LP, the investment arm of a substantial single-family office, which largely focused on direct equity and direct debt investments, in both public and private companies, across the United States. Prior to that, Mr. Shepko was a Managing Director with Ares Management, a Managing Director of CLG Energy Finance (an affiliate of Beal Bank), and a Vice President with EnCap Investments, LP. Over the course of his career, he has served in various board and management capacities of portfolio company investments. Collectively, Mr. Shepko has underwritten and managed nearly $2 billion in direct equity and debt financings, spanning multiple industries, including investments in high-growth as well as mature companies. Mr. Shepko graduated magna cum laude with a degree in Finance from Texas A&M University. We believe his background and skill set, as well as his daily insight into our business as our Chief Executive Officer, make Mr. Shepko well-suited to serve as a member of the Board of Directors.

Ena Williams has served on the Company’s Board of Directors since May 2019, has been a member of the Company’s Compensation Committee and Corporate Governance and Nominating Committee since May 2019, and was appointed Chairwoman of the Corporate Governance and Nominating Committee in January 2021. Ms. Williams is the Chief Operating Officer of Casey’s General Stores, Inc., a Fortune 500 publicly traded company operating over 2,450 convenience stores in 16 states, where, as a member of the senior leadership team, she oversees store operations, supply chain, enterprise procurement, continuous improvement, real estate, fuel supply & retail, construction & maintenance, asset protection, acquisition integration and strategy implementation. Ms. Williams is leading the Company’s Board with significant experience and insight in transportation and supply chain management, operations, strategy, P&L management, organization transformation, acquisition integration, team member development and compensation, and governance. Ms. Williams has served as the Chief Executive Officer and member of the Board of Directors of National HME, Inc., a technology enabled hospice medical equipment provider, as well as Senior Vice President and Head of International Operations for 7-Eleven, Inc., where she led the growth strategy and had P&L responsibilities for more than 34,900 licensed, franchised, and joint-venture stores in 16 countries—a system that generated approximately $25 billion in revenue. Ms. Williams currently serves on the Board of Advisors for the Robert B. Rowling Center for Business Law & Leadership, SMU Dedman School of Law, and the Board of Directors for Children International. Ms. Williams holds an MBA from The Wharton School of the University of Pennsylvania and a bachelor’s degree from the University of Virginia.

Executive Officers

Certain information about our executive officers, including their ages as of April 1, 2024, is set forth below.

Name	Position	Age
Jonathan Shepko	Chief Executive Officer	46
Aaron Coley	Executive Vice President and Chief Financial Officer	50
Scott Hoppe	Executive Vice President and Chief Operating Officer	49
Soumit Roy	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary	48

Jonathan Shepko’s biographical information is set forth under “—Directors” above.

Aaron Coley has served as our Executive Vice President and Chief Financial Officer since October 2022. Before joining the Company, Mr. Coley most recently served as Chief Financial Officer of Pilot Thomas Logistics, a North American petroleum distribution and services business with a fleet of over 3,000 trucks and 80 warehouses across the country, a position he had held since January 2018. Prior to that, from 2016 to January 2018, Mr. Coley served as the Chief Financial Officer for Jones Companies, LLC, a single-family office with operating companies spanning various industries, including lumber, recycling, equipment rental, and trucking/logistics. From 2011 to 2016, Mr. Coley was a Vice-President for BG Group, plc where he worked as Chief Financial Officer in two joint ventures, TGGT Midstream and BG Trinidad & Tobago. Prior to BG Group, plc, Mr. Coley was a Managing Director at FTI Consulting, Inc., providing interim management, lender, and transaction advisory services. Mr. Coley began his career in public accounting, first at Weaver and Tidwell, LLP and then at PricewaterhouseCoopers LLP as an assurance manager. Mr. Coley is a certified public accountant in the State of Texas. He earned a Bachelor of Business Administration degree in Accounting and Finance from Texas Christian University and a Postgraduate Diploma in Strategy and Innovation from Oxford University.

Scott Hoppe has served as our Executive Vice President and Chief Operating Officer since June 2023. Prior to his appointment as COO of the Company, Mr. Hoppe served as the President and Chief Executive Officer of E.W. Wylie, LLC (“Wylie”), a wholly owned subsidiary of the Company. Mr. Hoppe joined Wylie in 1999, holding various operational and commercial roles, until ultimately being named its President and Chief Executive Officer in 2017. Wylie is a specialized transportation company based in Fargo, North Dakota and was acquired by the Company in 2012.

Soumit Roy has served as our General Counsel since he joined the Company in September 2017, became our Chief Legal Officer and Corporate Secretary in September 2019, an Executive Vice President in April 2020, and Chief Human Resources Officer in April 2021. Mr. Roy brings to Daseke over 22 years of experience in private practice and in-house counsel positions at Fortune 500 publicly traded companies. Prior to joining Daseke, he was Global Transactions Counsel at Whole Foods Market, General Counsel at Hotels.com, an Expedia Company, and Counsel at Texas Instruments. His private practice experience includes mergers and acquisitions, corporate securities, employment law, and intellectual property law. Mr. Roy holds a B.S. in Molecular Biology and Biochemistry from The University of Texas at Austin and a J.D. from The University of Texas School of Law.

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

Code of Ethics

We have adopted a code of conduct that applies to our directors, executive officers and other employees and a financial code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and our other accounting and financial employees. A copy of the code of conduct and a copy of the code of ethics is available free of charge on the Investors section of our website at http://www.daseke.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the financial code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller by posting such information on the Investors section of our website at http://www.daseke.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis section is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our “Named Executive Officers” or “NEOs” for fiscal year 2023, who consist of anyone who served as our principal executive officer during fiscal year 2023, anyone who served as our principal financial officer during fiscal year 2023, and our three most highly compensated executive officers who were serving at the end of fiscal year 2023 other than our principal executive officer and principal financial officer.

For fiscal year 2023, our NEOs and their positions were:

Name	Position
Jonathan Shepko	Chief Executive Officer
Aaron Coley	Executive Vice President and Chief Financial Officer
Scott Hoppe(1)	Executive Vice President and Chief Operating Officer
Soumit Roy	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary
Rick Williams(2)	Former Executive Vice President and Chief Operating Officer

(1)	Mr. Hoppe was appointed Executive Vice President and Chief Operating Officer of the Company, effective as of May 31, 2023.
(2)	Mr. Williams retired from his position as Executive Vice President and Chief Operating Officer, effective as of May 31, 2023.

Overview

Our executive compensation program has been designed to attract and retain individuals with the background and skills necessary to successfully execute our strategy in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interests with those of our shareholders, and to reward success in reaching such goals. We use three primary elements of compensation to fulfill that design: base salary, annual cash incentives and long-term equity incentive awards. Annual cash incentives and long-term equity incentive awards (as opposed to base salary) represent the performance-driven elements of our compensation program. They are also flexible in application and can be tailored to meet our strategic and operational objectives. The determination of each individual’s annual cash incentive reflects our belief as to the NEO’s relative contribution to achieving or exceeding specified annual goals. The determination of each NEO’s specific long-term equity incentive awards, which for fiscal year 2023 consisted of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) with multi-year vesting periods, is based on the NEO’s expected long-term contributions. We believe that providing our NEOs with long-term incentive awards in the form of equity compensation such as RSUs and PSUs further aligns the interests of our NEOs with the long-term interests of our shareholders, because the value of such awards to our NEOs is directly tied to the value of our common stock, par value $0.0001 per share (“Common Stock”).

Merger-Related Compensation Actions

On December 22, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TFI International Inc., a corporation incorporated pursuant to the Canada Business Corporations Act (“Parent”), and Diocletian MergerCo, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Parent (“Acquisition Sub”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Acquisition Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

In connection with the pending Merger, the Compensation Committee approved the following compensation-related actions with respect to Messrs. Shepko, Coley, Hoppe and Roy (the “Current NEOs”) on December 27, 2023:

●	The payment of certain cash retention bonuses to the Current NEOs, as further described in the section below titled “—Merger Related Cash Retention Bonuses”;

●	The payment of 2023 annual bonuses at 150% of target to the Current NEOs, as further described in the section below titled “—Payment of Annual Incentive Awards for Fiscal Year 2023”;

●	The acceleration of certain of the Current NEOs’ compensation to mitigate the impact of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”).

The above compensation-related actions are each fully described in the Company’s definitive proxy statement with respect to the Merger filed on February 15, 2024 in the section titled “Interests of the Company’s Directors and Executive Officers in the Merger” (the “Merger Proxy Interests Section”), which Merger Proxy Interests Section is incorporated herein by reference.

Additionally, on February 5, 2024, the Compensation Committee adopted the Daseke, Inc. Executive Change in Control and Severance Plan (the “Executive Severance Plan”), as further described in the section below titled “—Potential Payments Upon Termination or Change in Control” and the Company’s Current Report on Form 8-K filed on February 6, 2024, which is incorporated herein by reference. Only the Current NEOs will be eligible to participate in the Executive Severance Plan, and their participation agreements provide that their participation in the Executive Severance Plan will begin immediately prior to the closing of the pending Merger.

For information on the anticipated treatment of the Current NEOs’ outstanding equity awards following the consummation of the pending Merger, please see the Merger Proxy Interests Section.

Advisory Vote on Executive Compensation; Advisory Vote on the Frequency of Future Advisory Votes on Executive Compensation

We held an advisory vote on the compensation of our NEOs (sometimes referred to as the “say-on-pay” vote) at our 2023 annual meeting of shareholders. At our 2023 annual meeting of shareholders, approximately 91% of the advisory votes cast voted to approve the compensation for our NEOs. The Compensation Committee viewed this vote as supportive.

We held our most recent advisory vote on the frequency of future “say-on-pay” advisory votes (sometimes referred to as the “say-on-frequency” vote) at our 2019 annual meeting of shareholders, pursuant to which the majority of the advisory votes cast voted to hold our “say-on-pay” advisory votes every year. Consistent with the “say-on-frequency” advisory vote, we have been conducting our “say-on-pay” advisory votes annually.

Compensation Best Practices

The Company maintains compensation arrangements intended to enhance returns to our shareholders and include sound corporate governance features. We have listed below some of the more significant governance practices that we have maintained and the practices we have avoided, which we believe promote responsible pay and governance principles and alignment with our shareholders’ interests.

What We Do	What We Do Not Do

●     Pay for Performance: A significant portion of each NEO’s compensation is variable and at-risk based on achievement of pre-established performance goals

●     Engage an independent compensation consultant

●     Utilize a peer group of companies based on the Company’s industry, size, and other factors to provide a reference point on compensation determinations

●     Compensation Committee oversight of executive compensation levels, incentive plan goals and other executive compensation matters

●     Payouts under our annual cash incentive plan and PSU awards are capped at 200% of target

●     Monitor compensation-related risk for excessive risk-taking potential

●     Annually assess the design and alignment of our incentive plans in relation to performance goals, business strategy, and shareholder interests

●     Maintain robust stock ownership requirements for executive officers and directors to align with shareholder interest

●     Maintain a clawback policy that complies with the SEC’s and Nasdaq’s new clawback rules, as well as a time-based compensation clawback policy

●     Our equity incentive compensation plan does not provide for automatic acceleration of awards upon a change of control, unless a successor does not assume outstanding awards

●     Provide excessive severance agreements

●     Excise tax gross-up payments to executives

●     Provide single-trigger change in control termination benefits in employment agreements

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

●     Utilize compensation practices that involve excessive or unnecessary risk-taking

●     Allow directors or officers to engage in speculative trading of Company stock

Process for Determining Executive Compensation

The Compensation Committee has overall responsibility for approving and evaluating the director and executive compensation plans, policies, and programs of the Company. The Compensation Committee uses several different tools and resources in reviewing elements of executive compensation and making compensation decisions, including our independent compensation consultant noted below. These decisions, however, are not purely formulaic, and the Compensation Committee exercises judgment and discretion as appropriate, taking into consideration our financial results, culture, goals, and initiatives and whether each particular element provides an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value. Included in these considerations is an assessment of the executive officer’s current total compensation, leadership, integrity, individual performance, prospect for future performance, years of experience, skill set and contributions to our financial results and the creation of shareholder value.

Role of Executive Officers in Compensation Decisions

The Compensation Committee considers input from our Chief Executive Officer in making determinations regarding our executive compensation program and the individual compensation of each executive officer, other than our Chief Executive Officer. Our Chief Executive Officer and management team also provide information to the Compensation Committee regarding the performance of the Company for the determination of annual cash incentives and long-term incentive equity awards. The Compensation Committee makes the final determination of NEO compensation. Our Chief Executive Officer makes no recommendations regarding, and does not participate in discussions about, our Chief Executive Officer’s own compensation. With the recommendation of the Compensation Committee, the Board determines the compensation of the Chief Executive Officer and Chief Financial Officer of the Company.

Role of Independent Consultant

The Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”), an independent compensation consultant, to assist the Compensation Committee in assessing and determining executive compensation for fiscal year 2023. In fiscal year 2023, Meridian assisted the Compensation Committee by providing competitive compensation data to assist in pay determinations, assessing the design of our short- and long-term incentive programs, providing information on trends in executive compensation and governance, and establishing a compensation peer group. The Compensation Committee took into account the information provided by Meridian to determine executive compensation for fiscal year 2023.

In addition, Meridian assisted the Compensation Committee with respect to compensation-related decisions taken in connection with the pending Merger, including the design of the Executive Severance Plan, which is further described as further described in the section below titled “—Potential Payments Upon Termination or Change in Control.”

Compensation Peer Group

On an annual basis, the Compensation Committee reviews and discusses compensation data for our Chief Executive Officer and our other NEOs as compared to compensation data for similarly-situated executive officers of our compensation peer group companies. Our compensation peer group companies reflect those that are similar in size (as measured by revenues) and have similar lines of business to the Company (i.e., transportation, logistics, and manufacturing and distribution building product companies) and/or have a similar market capitalization.

In advance of the fiscal year 2023 compensation determinations, the Compensation Committee worked with Meridian to develop our compensation peer group using the factors noted above. The Compensation Committee and Meridian annually review the appropriateness of our compensation peer group. The Compensation Committee believes the members of our fiscal year 2023 compensation peer group are appropriate because they reflect the Company’s market for executive talent and customers and are aligned with the Company’s scope of operations and complexity. The following companies comprised our fiscal year 2023 compensation peer group:

Compensation Peer Group

ArcBest Corporation	Forward Air Corporation	Gibraltar Industries, Inc.
H&E Equipment Services, Inc.	Herc Holdings Inc.	Knight-Swift Transportation Holdings, Inc.
Quanex Building Products Corporation	Wabash National Corporation	U.S. Xpress Enterprises, Inc.

Elements of 2023 Compensation

The Company’s executive compensation program is composed of the following five principal components:

●	Base salary;

●	Annual performance-based cash incentive opportunity;

●	Long-term equity incentive awards (time-based and performance-based);

●	Employee benefits and perquisites; and

●	Employment agreements (which contain certain termination and change in control benefits).

We combine these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives, and align the interests of our NEOs with those of our shareholders.

We strive to recruit and retain talented and experienced leaders who will support the Company’s mission and values. To accomplish this overarching goal, the Company’s executive compensation philosophy aims to properly motivate management with an easy-to-comprehend compensation package that seeks to provide our NEOs with competitive base salaries, annual cash incentives and long-term equity-based compensation awards, as described below. Our NEOs also receive certain retirement, health, welfare, and additional benefits, also as described below.

Compensation Elements	Characteristics	Primary Objective
Base Salary	Represents fixed annual cash compensation. Base salaries may be increased from time to time by the Compensation Committee based on each NEO’s responsibilities and performance.	Designed to be a stable component of our NEOs’ compensation, recognize performance of job responsibilities, and attract and retain talented executives.
Annual Cash Incentive	Performance-based annual cash incentives, based on the Company’s achievement of certain “Adjusted EBIT” targets (as further described below).	Encourage our NEOs to focus on short-term performance goals that serve as the basis for long-term performance and shareholder value creation and are intended to reward achievement of those goals.
Long-term Equity Incentive Awards	Long-term equity-based incentive compensation awards. For fiscal year 2023, the equity awards consisted of RSUs that are subject to a multi-year vesting period and PSUs that are subject to performance-vesting based 50% on the Company’s average return on invested capital (“ROIC”) percentage and 50% on the Company’s three-year cumulative Adjusted EBIT performance, in each case, as measured during a three-year performance period.	Designed to incentivize the NEOs to deliver long-term financial performance and shareholder value, retain top executive talent, and align our NEOs’ interests with shareholder interests.
Retirement Savings 401(k) Plan	Qualified 401(k) retirement plan benefits are available for our NEOs and all other full-time employees.	Provides an opportunity for tax-efficient retirement savings.
Health and Welfare Benefits	Health and welfare benefits are available to our NEOs and all other full-time employees.	Provides benefits to meet the health and welfare needs of our employees and their families.

Pay Mix

For our NEOs, the mix of compensation is weighted toward at-risk pay (annual incentives and long-term incentives). Maintaining this pay mix results fundamentally in a pay-for-performance orientation for our NEOs, which is aligned with our compensation philosophy of providing compensation commensurate with performance.

Base Salary

The base salary paid to our NEOs represents fixed annual cash compensation and is designed to be a stable component of compensation, recognize performance of job responsibilities, and attract and retain talented executives. Base salaries may be increased from time to time by the Compensation Committee based on each NEO’s responsibilities and performance.

The annualized base salaries paid to our NEOs in fiscal year 2022 and fiscal year 2023 are set forth in the table below.

Named Executive Officer	Fiscal Year 2022 Base Salary	Fiscal Year 2023 Base Salary		Percent Increase
Jonathan Shepko	$800,000	$825,000		3%
Aaron Coley	$450,000	$450,000		0%
Scott Hoppe(1)	—	$450,000		N/A
Soumit Roy	$425,000	$450,000		6%
Rick Williams	$601,072	$601,072	(2)	0%

(1)	Mr. Hoppe’s 2023 base salary was set pursuant to his employment agreement.

(2)	Represents Mr. Williams’ annualized base salary for 2023. The actual amount of base salary received by Mr. Williams in 2023 prior to his retirement on May 31, 2023 is set forth below in the “2023 Summary Compensation Table.”

Annual Cash Incentives

On an annual basis, our NEOs are eligible to receive performance-based cash incentives, which encourage the NEOs to focus on short-term performance goals that serve as the basis for long-term performance and shareholder value creation and are intended to reward achievement of those goals.

Commencing with the 2023 fiscal year, the Compensation Committee adopted an annual incentive program design that focused on Adjusted EBIT. Adjusted EBIT is generally defined as earnings (i.e., “Income before income taxes”) before interest, adjusted for nonrecurring or unusual items that do not reflect the Company’s core operating performance.

In 2023, the Compensation Committee established annual incentive targets for each NEO expressed as a percentage of base salary. The following table shows the incentive targets for 2023.

Named Executive Officer	Annual Target Incentive (% of Base Salary)
Jonathan Shepko	110%
Aaron Coley	75%
Scott Hoppe	75%
Soumit Roy	75%
Rick Williams(1)	75%

(1)	Mr. Williams’ target annual cash incentive percentage represents his full year target for 2023. Due to his retirement on May 31, 2023, Mr. Williams received no annual cash incentive payout in respect of fiscal year 2023.

Payment of Annual Incentive Awards for Fiscal Year 2023

At the conclusion of the fiscal year, the Compensation Committee determines the amount of each NEOs actual annual incentive award based on its evaluation of achievement against pre-determined goals, with a maximum opportunity of 200% of the target percentage for each NEO.

Based on the performance metric established by the Compensation Committee and the Company’s fiscal year 2023 performance, and in connection with the pending Merger, the Compensation Committee determined that the Company achieved 150% of the target Adjusted EBIT goal for fiscal year 2023.

The actual payout of the NEOs’ annual cash incentives was based on a target percentage of the applicable NEO’s base salary. Based on Adjusted EBIT performance for fiscal year 2023, and in connection with the pending Merger, the Compensation Committee approved the following payouts for each NEO:

Named Executive Officer	Annual Base Salary	x	Target Annual Incentive %	Target Annual Incentive $	x	Payout Percentage	=	Final Award(1)
Jonathan Shepko	$825,000		110%	$907,500		150%		$1,361,250
Aaron Coley	$450,000		75%	$337,500		150%		$506,250
Scott Hoppe	$450,000		75%	$337,500		150%		$506,250
Soumit Roy	$450,000		75%	$337,500		150%		$506,250
Rick Williams(2)	—		—	—		—		—

(1)	Amounts in this column are reported in the “2023 Summary Compensation Table” below.

(2)	Due to Mr. Williams’ retirement on May 31, 2023, he was not eligible for an annual incentive award payout in respect of fiscal year 2023.

Merger-Related Cash Retention Bonuses

In December 2023, in connection with the pending Merger, the Current NEOs received cash retention bonuses in the following amounts (collectively, the “Retention Bonuses”): $825,000 for Mr. Shepko, and $450,000 for Messrs. Coley, Hoppe and Roy. Such bonuses were awarded as fully-vested performance cash awards under the Company’s 2023 annual incentive program, subject to certain repayment requirements as described in the Merger Proxy Interests Section.

Long-Term Equity-Based Compensation

The long-term equity-based compensation awards granted to our NEOs are designed to incentivize our NEOs to deliver long-term financial performance and shareholder value, to retain top executive talent and to align our NEOs’ interests with shareholder interests.

The Company maintains the Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated (the “Incentive Plan”). Our NEOs are eligible to participate in the Incentive Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, other stock-based awards or performance compensation awards to employees and other service providers of the Company and its affiliates, including non-employee directors. The Compensation Committee determines the size and vesting terms of all awards made under the Incentive Plan and administers all other aspects of the Incentive Plan.

In August 2023, the Compensation Committee approved a target long-term equity award for Messrs. Shepko, Coley, Hoppe and Roy for fiscal year 2023, and approved an equity award mix for the NEOs of 50% PSUs and 50% RSUs.

In determining the amount of long-term equity incentives to award our NEOs, the Compensation Committee reviewed grant values provided to comparable executives of companies in our compensation peer group, the survey data and considered the NEO’s respective role and individual performance. The following table displays the total combined target value of equity awards approved by the Compensation Committee for our NEOs in fiscal year 2023.

Named Executive Officer	Target # of PSUs(1)	# of RSUs	Grant Value of Award
Jonathan Shepko	229,167	229,167	$2,378,753
Aaron Coley	9,524	9,524	$98,859
Scott Hoppe	50,000	50,000	$519,000
Soumit Roy	50,000	50,000	$519,000
Rick Williams	—	—	—

(1)	The number of PSUs reflect achievement at target. The actual number of PSUs that can be earned range from 0 - 200% based on performance.

2023 Performance Stock Units

The values displayed for the PSU awards in the table above reflect the target value of the applicable 2023 PSU award. The target number of PSUs was determined at the beginning of the three-year performance period and the number of PSUs earned at the end of the three-year performance period will range from 0% to 200% of target depending on the Company’s performance. The 2023 PSU awards are subject to performance-based vesting as follows:

●	50% based on the Company’s three-year cumulative Adjusted EBIT measured over the three-year performance period; and

●	50% based on the Company’s ROIC percentage measured over the three-year performance period.

50% of the target PSUs subject to performance-vesting based on Adjusted EBIT or ROIC, as applicable, will vest if 80% of the target Adjusted EBIT or ROIC goal, as applicable, is achieved. 100% of the target PSUs subject to performance-vesting based on Adjusted EBIT or ROIC, as applicable, will vest if 100% of the target Adjusted EBIT or ROIC goal, as applicable, is achieved. 200% of the target PSUs subject to performance-vesting based on Adjusted EBIT or ROIC, as applicable, will vest if 120% of the target Adjusted EBIT or ROIC goal, as applicable, is achieved.

2021 and 2022 Performance Stock Units

The 2021 and 2022 PSU awards granted to our executives are subject to performance-based vesting as follows:

●	Annual Adjusted PTNI performance over the three-year performance period; and

●	An overall modifier based on the Company’s total shareholder return (“TSR”) ranked relative to the Company’s TSR peer group, over the three-year performance period.

Adjusted PTNI is generally determined based on the pre-tax net income shown by the Company’s consolidated financial statements and adjusted for nonrecurring or unusual items that do not reflect the Company’s core operating performance. The 2022 Adjusted PTNI performance was adjusted for a nonrecurring event that spanned multiple years.

The fiscal year 2022 Adjusted PTNI goal was used to establish performance goals for (i) year two of the 2021 PSUs, and (ii) year one of the 2022 PSUs.

The actual performance of the Adjusted PTNI results will be averaged over the three fiscal years of the performance period to determine the percentage of target PSUs earned for each NEO. Performance that exceeds the minimum Adjusted PTNI goal for that fiscal year will result in a payout of 50% of the target PSUs. If the target Adjusted PTNI goal is achieved, 100% of the target PSUs will be earned, and if the maximum Adjusted PTNI goal is reached or exceeded, 200% of the target PSUs will be earned.

At the conclusion of the three-year performance period, the PSUs earned based on the Adjusted PTNI calculation for the three fiscal years will be modified according to the Company’s relative TSR rank for the full three-year performance period. The three-year relative TSR modifier can increase or decrease the final number of PSUs earned by a maximum of 25%.

Restricted Stock Units

The Compensation Committee grants RSU awards to our NEOs for retention purposes as they provide payout opportunity to the NEOs only if they remain employed throughout the applicable vesting dates. RSUs awarded to our NEOs generally vest in substantially equal installments on the first three anniversaries of the grant date, subject to continued employment through each applicable vesting date.

Other Executive Benefits and Perquisites

We also provide benefits to meet the health and welfare needs of our executives and their families. We provide a basic benefits package generally to all employees, including our NEOs, which includes a company-sponsored 401(k) plan and health, disability, and life insurance.

Risk Oversight

The Company has determined that any risks arising from its compensation programs and policies are not reasonably likely to have a material adverse effect on the Company. The Company’s compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered to our shareholders. The combination of performance measures for annual bonuses and the equity compensation programs, share ownership and retention guidelines for our NEOs, as well as the multi-year vesting schedules for equity awards encourage our executives to maintain both a short and a long-term view with respect to Company performance.

Stock Ownership Guidelines

In 2023, the Compensation Committee approved stock ownership guidelines for all of our executive officers. The Compensation Committee strongly believes that executive officers should own appropriate amounts of Common Stock to align their interests with those of the Company’s shareholders. Shares considered to determine whether the guidelines are met include:

●	Shares owned directly (including through open market purchases, vesting of equity-based awards or exercised of stock options);

●	Unvested time-based restricted stock or RSUs; and

●	Shares held by the covered person’s immediate family member or through trust for the benefit of the covered person and/or the covered person’s immediate family member.

Position	Target Ownership (Multiple of Base Salary)
Chief Executive Officer	5.0	x
Executive Vice Presidents	2.0	x

Executives have five years from the date they become subject to the guidelines to satisfy the ownership requirement. The Compensation Committee will review compliance with the guidelines annually. If, as of the fifth year, an executive has not met the executive’s requirement, the executive is required to hold 50% of the shares (net of taxes) received upon the vesting of RSUs and PSUs and upon the exercise of a stock option. The Company determines compliance by determining the value of any qualifying shares using the Current Average Price (as defined below) or its acquisition price (i.e., the grant price or purchase price), whichever is higher. The “Current Average Price” means the volume-weighted average price of the Common Stock for each of the trading days during the fiscal quarter immediately prior to the date on which the Compensation Committee meets to review compliance with the guidelines.

Agreements with Our Named Executive Officers

The Company is party to an employment agreement with each of our Current NEOs. The employment agreements provide for compensatory payments and benefits upon certain termination events, including termination events following a change in control. These provisions are intended to allow our NEOs to more objectively manage the Company and serve as a recruiting and retention tool. Pursuant to their employment agreements, our NEOs are subject to certain post-termination restrictions, including confidentiality, non-competition and non-solicitation obligations. For a description of the terms of such employment agreements, please see the section below titled “—Narrative to Summary Compensation Table.” For a more complete description of our obligations under the employment agreements in the event of a termination of employment or change in control, please see the section below titled “—Potential Payments Upon Termination or Change in Control.”

Clawback Policies

In August 2023, the Board adopted an incentive-based compensation clawback policy (the “Incentive-Based Compensation Clawback Policy”) that complies with NASDAQ’s new clawback listing standards, Section 10D of the Exchange Act and the rules promulgated thereunder (together, the “SEC Clawback Rules”). In the event that we are required to prepare an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws, the Incentive-Based Compensation Clawback Policy requires that covered executives must reimburse us, or forfeit, any excess incentive-based compensation received (as such term is defined under the SEC Clawback Rules) by such covered executive during the three completed fiscal years immediately preceding the date on which we are required to prepare the restatement. Executives covered by the Incentive-Based Compensation Clawback Policy include our current and former executive officers, as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act and the NASDAQ listing standards, and such other senior executives or employees who may from time to time be deemed subject to the Incentive-Based Compensation Clawback Policy by the Compensation Committee. Incentive-based compensation subject to the Incentive-Based Compensation Clawback Policy includes any compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. The amount subject to recovery is the excess of the incentive-based compensation received based on the erroneous data over the incentive-based compensation that would have been received had it been based on the restated results, and is computed without regard to any taxes paid. The Incentive-Based Compensation Clawback Policy will only apply to incentive-based compensation received on or after the effective date of NASDAQ Listing Rule 5608.

Also in August 2023, the Board adopted a time-based compensation clawback policy (the “Time-Based Compensation Clawback Policy”), which is in addition to and supplements the Incentive-Based Compensation Clawback Policy. In the event that we are required to prepare an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws, the Time-Based Compensation Clawback Policy gives the Compensation Committee the discretion to determine (i) whether to cause the Company to pursue reimbursement or forfeiture of time-based compensation received by covered executives during the three completed fiscal years immediately preceding the date on which we are required to prepare the restatement, (ii) the amount of any such time-based compensation, and (iii) the timing, amount, method and form of reimbursement or forfeiture. Executives covered by the Incentive-Based Compensation Clawback Policy include our current and former executive officers, as determined by the Compensation Committee. Time-based compensation means any equity-based compensation granted under the Incentive Plan or any other annual or long-term cash or equity incentive compensation plan of the Company that is subject to vesting based solely on continued employment or service.

Tax and Accounting Considerations

The Compensation Committee and the Company review and consider the tax, accounting, and securities law implications of our compensation programs.

Section 162(m). When setting executive compensation, we consider many factors, such as attracting and retaining executives and providing appropriate performance incentives. We also consider the after-tax cost to the Company in establishing executive compensation programs, both individually and in the aggregate, but tax deductibility is not our sole consideration. Section 162(m) of the Code generally disallows a federal income tax deduction to public companies for annual compensation over $1 million (per individual) paid to their chief executive officer, chief financial officer and the next three most highly compensated executive officers (as well as certain other officers who were covered employees in years after 2016). The 2017 Tax Act eliminated most of the exceptions from the $1 million deduction limit, except for certain arrangements in place as of November 2, 2017. As a result, compensation payable to our NEOs in excess of $1 million per person in a year will generally not be fully deductible.

Section 280G. Section 280G of the Code disallows a tax deduction with respect to “excess parachute payments” to certain executive officers of companies that undergo a change in control. In addition, Section 4999 of the Code imposes a 20% excise tax penalty on the individual receiving the “excess parachute payment.” Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans or programs and other equity-based compensation. “Excess parachute payments” are parachute payments that excess a threshold determined under Section 280G of the Code based on an executive officer’s prior compensation. In approving compensation arrangements for our NEOs, the Board considers all elements of the cost to us of providing such compensation, including the potential impact of Section 280G of the Code. However, the Board may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility of Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent. We do not provide for excise tax gross-ups to our executive officers and do not expect to do so in the future.

Section 409A. Another section of the Code, Section 409A, affects the manner by which deferred compensation opportunities are offered to our employees because Section 409A requires, among other things, that “non-qualified deferred compensation” be structured in a manner that limits employees’ abilities to accelerate or further defer certain kinds of deferred compensation. We intend to operate our existing compensation arrangements that are covered by Section 409A in accordance with the applicable rules thereunder, and we will continue to review and amend our compensation arrangements where necessary to comply with Section 409A. To the extent applicable, our compensation arrangements are structured and interpreted to comply with, or be exempt from, Section 409A and the regulations and other interpretive guidance that may be issued under Section 409A.

2023 Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2023, 2022 and 2021 concerning compensation of our NEOs.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)

Jonathan Shepko	2023	825,000	—	2,378,753	2,186,250	13,200	5,403,203
Chief Executive Officer	2022	800,000	—	2,629,835	800,000	12,200	4,242,035
	2021	316,669	466,666	4,265,292	1,600,000	—	6,648,627

Aaron Coley	2023	450,000	—	98,859	956,250	13,200	1,518,309
Executive Vice President and Chief Financial Officer	2022	69,886	470,000	2,098,009	60,103	—	2,697,998
	2021	—	—	—	—	—	—

Scott Hoppe(5)	2023	413,336	400,000	519,000	956,250	412,857	2,701,443
Executive Vice President and Chief Operating Officer	2022	—	—	—	—	—	—
	2021	—	—	—	—	—	—

Soumit Roy(6)	2023	450,000	—	519,000	956,250	13,200	1,938,450
Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary	2022	424,716	225,000	628,147	318,750	12,200	1,608,813
	2021	—	—	—	—	—	—

Rick Williams(7)	2023	261,831	300,000	—	—	371,539	933,370
Former Executive Vice President and Chief Financial Officer	2022	586,490	—	575,803	450,805	22,114	1,635,212
	2021	548,275	—	664,547	842,625	63,867	2,119,314

(1)	For fiscal year 2023, (i) for Mr. Hoppe, this amount represents his retention award granted to him pursuant to his employment agreement, that would have become payable upon the closing of the Merger and was accelerated and paid in December 2023 in connection with the 280G Mitigation Actions, subject to a repayment requirement, and (ii) for Mr. Williams, represents a retention award earned pursuant to his employment agreement. For fiscal year 2022, (i) for Mr. Coley, this amount represents a signing bonus of $450,000, in addition to the discretionary bonus paid to Mr. Coley for his service as Interim Chief Information Officer during fiscal year 2022, and (ii) for Mr. Roy, this amount reflects the discretionary bonus paid for his service as Interim Chief People Officer during the fiscal year 2022.
(2)	Amounts reflect the aggregate grant date fair value of RSUs and PSUs granted to certain of our NEOs in the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. The PSUs can ultimately vest from 0% to 200%. For fiscal year 2023, the Company determined on the grant date that the probable vesting outcome for such PSUs was at target performance, which is the amount that is included in the Stock Awards column above. Assuming maximum performance of 200% for the 2023 PSUs, the grant date fair value included in the table above would increase for Messrs. Shepko and Coley by approximately $1,189,377, $49,430, respectively, and for Messrs. Hoppe and Roy, each by approximately $259,500. Assuming maximum performance of 200% for the 2022 PSUs, the grant date fair value included in the table above would increase for Messrs. Shepko, Coley, Williams and Roy by approximately $953,685, $322,974, $208,802 and $227,797, respectively. Assuming maximum performance of 200% for the 2021 PSUs, the grant date fair value included in the table above would increase for Messrs. Shepko and Williams by approximately $805,066 and $127,096, respectively. For additional information regarding the assumptions underlying these awards, please see Note 13 to our consolidated financial statements. See “—Narrative to Summary Compensation Table” below for additional information regarding these awards.

(3)	For fiscal year 2023, amounts reflect the sum of (i) the annual performance-based bonuses that were earned by our NEOs in respect of the 2023 fiscal year and were paid on December 29, 2023, the amounts of which were $1,361,250 for Mr. Shepko and $506,250 for Messrs. Coley, Roy and Hoppe (however, Mr. Hoppe’s bonus was paid in two installments, $296,816 on December 29, 2023 and $209,434 in March 2024), plus (ii) the Retention Bonuses, each of which were awarded as fully-vested performance cash awards under the Company’s 2023 annual incentive program, subject to certain repayment requirements as described in the Merger Proxy Interests Section, and the amounts of which were $825,000 for Mr. Shepko and $450,000 for Messrs. Coley, Hoppe and Roy. For fiscal years 2022 and 2021, amounts reflect the annual performance-based bonuses that were earned by our NEOs in the applicable fiscal year and paid in the subsequent fiscal year.

(4)	Reflects the following:

Name	Year	401(k) company-matching contributions ($)	Severance payments ($)(a)	Other ($)(b)	Total ($)
Jonathan Shepko	2023	13,200	—	—	13,200
Aaron Coley	2023	13,200	—	—	13,200
Scott Hoppe	2023	12,857	400,000	—	412,857
Soumit Roy	2023	13,200	—	—	13,200
Rick Williams	2023	13,200	350, 626	7,713	371,539

(a)

For Mr. Hoppe, this amount represents $400,000 in severance benefits received pursuant to his separation agreement with E.W. Wylie, LLC, his prior employer and a wholly owned subsidiary of Daseke. For Mr. Williams, this amount represents $350,626 in discretionary severance payments paid to him pursuant to his employment agreement in fiscal year 2023. An additional $550,983 in discretionary severance payments will be due to be paid to Mr. Williams pursuant to his employment agreement in fiscal year 2024, subject to his continued compliance with his post-termination restrictive covenants, as further described below in the section titled “—Potential Payments Upon Termination or Change in Control.”

(b)	For Mr. Williams, consists of $7,713 received in connection with his private use of the Company airplane in the fiscal year ended December 31, 2023.
(5)	Mr. Hoppe was appointed Executive Vice President and Chief Operating Officer effective as of May 31, 2023. The amounts listed for Mr. Hoppe for 2023 represent the aggregate compensation he earned in 2023, including amounts received prior to his appointment to Executive Vice President and Chief Operating Officer (which consisted of $159,359 in salary payments and $412,857 in other compensation (see Footnote (4) above)).
(6)	Mr. Roy was a Named Executive Officer for the first time in fiscal year 2022.
(7)	Mr. Williams retired from his role as Executive Vice President and Chief Operating Officer effective as of May 31, 2023.

2023 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2023, with respect to our NEOs.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units(2) (#)	Awards(3) ($)
Jonathan Shepko	—	(4)	453,750	907,500	1,815,000	—	—	—	—	—
	12/27/23	(5)	—	825,000	—	—	—	—	—	—
	8/21/23		—	—	—	114,584	229,167	458,334	—	1,189,377
	8/21/23		—	—	—	—	—	—	229,167	1,189,377
Aaron Coley	—	(4)	168,750	337,500	675,000	—	—	—	—	—
	12/27/23	(5)	—	450,000	—	—	—	—	—	—
	8/21/23		—	—	—	4,762	9,524	19,048	—	49,430
	8/21/23		—	—	—	—	—	—	9,524	49,430
Scott Hoppe	—	(4)	168,750	337,500	675,000	—	—	—	—	—
	12/27/23	(5)	—	450,000	—	—	—	—	—	—
	8/21/23		—	—	—	25,000	50,000	100,000	—	259,500
	8/21/23		—	—	—	—	—	—	50,000	259,500
Soumit Roy	—	(4)	168,750	337,500	675,000	—	—	—	—	—
	12/27/23	(5)	—	450,000	—	—	—	—	—	—
	8/21/23		—	—	—	25,000	50,000	100,000	—	259,500
	8/21/23		—	—	—	—	—	—	50,000	259,500

(1)	Amounts in this column reflect awards of PSUs granted to certain of our NEOs under the Incentive Plan in fiscal year 2023.

(2)	Amounts in this column reflect awards of RSUs granted to certain of our NEOs under the Incentive Plan in fiscal year 2023.

(3)	Amounts reflect the aggregated grant date fair value of RSUs and PSUs granted to certain of our NEOs in fiscal year 2023, calculated in accordance with FASB ASC Topic 718. The Company determined on the grant date of the PSUs that the probable vesting outcome for such PSUs was at target performance, which is the amount that is included in the column above.

(4)	Amounts in these rows reflect the annual performance-based bonuses, including the threshold, target and maximum achievement amounts, that were granted to our NEOs in fiscal year 2023, as further described in “—Annual Cash Incentives” above.

(5)	Amounts in these rows reflect the Retention Bonuses, which were awarded as fully vested performance awards under the Incentive Plan, subject to a repayment requirement as described in the Merger Proxy Interests Section, as further described in “—Merger—Related Cash Retention Bonuses” above.

Narrative to Summary Compensation Table and the Grant of Plan-Based Awards Table for 2023

Employment Agreements with Messrs. Shepko, Coley, Hoppe, Roy and Williams

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

In September 2022, we entered into an employment agreement with Mr. Coley, pursuant to which, among other things: (i) Mr. Coley will serve as the Executive Vice President and Chief Financial Officer of the Company and will perform the duties assigned to him by the Board, the Chief Executive Officer of the Company, or their respective designees; (ii) Mr. Coley’s employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Coley will be entitled to an annualized base salary of $450,000; (iv) Mr. Coley will be eligible to earn an annual discretionary bonus with target value of 75% of his base salary; and (v) Mr. Coley will be entitled to receive a sign-on award in the form of a one-time cash payment of $450,000, subject to repayment in the event that Mr. Coley resigns without Good Reason (as defined in the employment agreement) or is terminated by the Company for Cause (as defined in the employment agreement) within one year following October 28, 2022. In addition, Mr. Coley will be eligible to participate in the Company’s long-term incentive compensation plans, programs or arrangements made available to other senior executives of the Company.

In June 2023, we entered into an employment agreement with Mr. Hoppe, pursuant to which, among other things; (i) Mr. Hoppe will serve as the Executive Vice President, Chief Operating Officer of the Company and will perform the duties assigned to him by the Board, the Chief Executive Officer or their respective designees; (ii) Mr. Hoppe’s employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Hoppe will be entitled to an annualized base salary of $450,000; (iv) Mr. Hoppe will be eligible to earn an annual discretionary bonus with target value of 75% of his base salary; and (v) Mr. Hoppe will be entitled to receive a retention award in the form of a single lump sum cash payment equal to $400,000, payable on the first regularly scheduled pay date coincident with, or next following, the third anniversary of the effective date of the employment agreement, subject to Mr. Hoppe’s continued employment through such date; provided, that in the event that (x) the Company sells all or substantially all of its assets to a third party or (y) the Company merges with a third party, wherein it is no longer a publicly traded entity, in each case, the employment agreement will remain in effect, however, such retention award will be payable within 70 days after the close of such sale or merger.

In April 2020, we entered into an employment agreement with Mr. Roy, pursuant to which, among other things; (i) Mr. Roy will serve as the Executive Vice President and Chief Legal Officer of the Company and will perform the duties assigned to him by the Board or the Chief Executive Officer or their respective designees; (ii) Mr. Roy’s employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Roy was entitled to an annual base salary (currently $425,000); (iv) Mr. Roy will be eligible to earn an annual discretionary bonus with target value of 75% of his base salary; (v) Mr. Roy would be eligible to participate in the Incentive Plan, with a target annual award having a grant date fair value equal to 70% of Mr. Roy’s base salary, which for 2020 consisted entirely of non-qualified stock options to purchase up to 178,300 shares of our Common Stock, with an exercise price of $1.62 per share that are scheduled to vest in three equal annual installments, subject to Mr. Roy’s continued employment (the “Roy 2020 Target Award”), and providing that the grant date fair value for the target annual awards in years after 2022 would be equal to at least 100% of Mr. Roy’s base salary and would be reviewed by the Board for increase; (vi) Mr. Roy received a one-time equity award in 2020 (the “Roy Turn-Around Award”) consisting entirely of 265,500 PSUs that are eligible to vest at the end of a three-year performance period subject to the achievement of specified stock price hurdles and Mr. Roy’s continued employment. The Roy 2020 Target Award and the Roy Turn-Around Award also provide for accelerated vesting of outstanding awards under limited circumstances, which are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.”

In May 2020, we entered into an employment agreement with Mr. Williams, pursuant to which, among other things: (i) Mr. Williams will serve as the Executive Vice President and Chief Operating Officer of the Company and will perform the duties assigned to him by the Board or the Chief Executive Officer or their respective designees; (ii) Mr. Williams’ employment will be on an at-will basis and there will be no fixed employment period; (iii) Mr. Williams was entitled to an annual base salary (currently $561,750); (iv) Mr. Williams will be eligible to earn an annual discretionary bonus with target value of 75% of his base salary; (v) Mr. Williams would be eligible to participate in the Incentive Plan, with a target annual award having a grant date fair value equal to 80% of Mr. Williams’ base salary, which for 2020 consisted entirely of non-qualified stock options to purchase up to 260,900 shares of our Common Stock, with an exercise price of $1.41 per share that are scheduled to vest in three equal annual installments, subject to Mr. Williams’ continued employment (the “Williams 2020 Target Award”), and providing that the grant date fair value for the target annual awards in years after 2022 would be equal to at least 120% of Mr. Williams’ base salary and would be reviewed by the Board for increase; (vi) Mr. Williams received a one-time equity award in 2020 (the “Williams Turn-Around Award”) consisting entirely of 453,200 PSUs that are eligible to vest at the end of a three-year performance period subject to the achievement of specified stock price hurdles and Mr. Williams’ continued employment; and (vii) Mr. Williams received a one-time grant of non-qualified stock options in 2020 to purchase up to 310,600 shares of our Common Stock, with an exercise price of $1.41 per share that are scheduled to vest in three equal annual installments, subject to Mr. Williams’ continued employment (the “Williams Promotion Award”); and (viii) Mr. Williams will be entitled to receive a $300,000 retention award in cash if his employment agreement has not been terminated as of May 6, 2023. The Williams 2020 Target Award, the Williams Turn-Around Award and the Williams Promotion Award also provide for accelerated vesting of outstanding awards under limited circumstances, which are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.” If the Incentive Plan does not contain a sufficient number of shares of our Common Stock under the Williams 2020 Target Award, the Williams Turn-Around Award and the Williams Promotion Award, the awards will be settled in cash.

Our NEOs are able to participate in the same benefit plans in which other senior executives of the Company are eligible to participate.

Also pursuant to the terms of their employment agreements, our NEOs would have been entitled to severance payments in certain limited circumstances. Such severance benefits are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.” Immediately prior to the closing of the pending Merger, the Current NEOs will be eligible to participate in the Executive Severance Plan, and will no longer be entitled to any severance entitlements under employment agreements.

Our NEOs are also subject to general confidentiality and non-disparagement obligations in their employment agreement, as well as non-competition and non-solicitation restrictions during employment and for 18 months thereafter; provided, that if Mr. Williams terminates his employment agreement for convenience and the Company decides to pay him a discretionary severance payment (as described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control”), his post-termination restricted period will equal the number of months in which the Company pays such discretionary severance payment.

Outstanding Equity Awards At 2023 Fiscal Year-End Table

The following table reflects information regarding outstanding equity-based awards held by our NEOs as of December 31, 2023:

	Option awards						Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)		Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(1)		Equity incentive plan awards: market value of unearned shares, units or other rights that have not vested ($)(2)

Jonathan Shepko	2/27/2017	25,000	(3)	—	9.98	2/27/2027	—		—	—		—
	8/2/2021	—		—	—	—	—		—	553,936	(4)	4,486,882
	3/1/2022	—		—	—	—	—		—	264,922	(6)	2,145,868
	3/1/2022	—		—	—	—	29,442	(7)	238,480	—		—
	8/21/2023	—		—	—	—	229,167	(8)	1,856,253	—		—
	8/21/2023	—		—	—	—	—		—	458,334	(9)	3,712,505

Aaron Coley(10)	10/28/2022	—		—	—	—	112,500	(11)	911,250	—		—
	10/28/2022	—		—	—	—	45,714	(12)	370,283	—		—
	10/28/2022	—		—	—	—	—		—	137,144	(13)	1,110,866
	8/21/2023	—		—	—	—	9,524	(8)	77,144	—		—
	8/21/2023	—		—	—	—	—		—	19,048	(9)	154,289

Scott Hoppe	2/27/2017	25,000	(3)	—	9.98	2/27/2027	—		—	—		—
	8/21/2023	—		—	—	—	50,000	(8)	405,000	—		—
	8/21/2023	—		—	—	—	—		—	100,000	(9)	810,000

Soumit Roy	1/1/2018	25,000	(14)	—	14.29	1/1/2028	—		—	—		—
	4/28/2020	178,300	(15)	—	1.62	4/28/2030	—		—	—		—
	6/25/2021	—		—	—	—	7,068	(5)	57,251	—		—
	6/25/2021	—		—	—	—	—		—	63,592	(4)	515,095
	3/1/2022	—		—	—	—	—		—	63,278	(6)	512,552
	3/1/2022	—		—	—	—	14,063	(7)	113,910	—		—
	8/21/2023	—		—	—	—	50,000	(8)	405,000	—		—
	8/21/2023	—		—	—	—	—		—	100,000	(9)	810,000

Rick Williams	5/6/2020	259,100	(16)	—	1.41	5/6/2030	—		—	—		—
	5/6/2020	209,400	(17)	—	1.41	5/6/2030	—		—	—		—

(1)	The treatment of these awards upon certain employment termination and change in control events is described under “— Potential Payments Upon Termination or Change in Control” below.
(2)	Calculated based on the closing price for our Common Stock on December 31, 2023, which was $8.10.
(3)	Represents options granted on February 27, 2017, which were fully vested as of December 31, 2023. Such award was granted to Mr. Shepko in connection with his prior service as a member of the Board.

(4)	Represents grants of PSUs that are subject to both time- and performance-based vesting conditions. Such PSUs time-vested on December 31, 2023. These PSUs have not performance-vested yet, as the amount of PSUs subject to these awards that will ultimately vest can range from 0% to 200% based on the achievement of specific performance-based conditions, which are related to the Company’s financial performance over the three-year performance period and are modified based on the Company’s Relative TSR. The ultimate amount of PSUs that vest is expected to be determined by the Compensation Committee during the first quarter of 2024 (the Compensation Committee may downwardly adjust the ultimate number of PSUs that vest if the TSR is negative). The value of the PSUs reported in this column are based on achieving maximum performance goals.

(5)	Represents grants of RSUs that are subject to time-vesting conditions and are scheduled to vest in three equal installments on the first anniversary of the grant date, on January 1, 2023 and on January 1, 2024, subject to continued employment through each applicable vesting date.
(6)	Represents grants of PSUs that are subject to both time- and performance-based vesting conditions. Such PSUs will time-vest on December 31, 2024, subject to continued employment through such time-vesting date. These PSUs have not performance-vested yet, as the amount of PSUs subject to these awards that will ultimately vest can range from 0% to 200% based on the achievement of specific performance-based conditions, which are related to the Company’s financial performance over the three-year performance period and are modified based on the Company’s relative TSR. The ultimate amount of PSUs that vest may be downwardly adjusted by the Compensation Committee if the TSR is negative. The value of the PSUs reported in this column are based on achieving maximum performance goals.
(7)	Represents grants of RSUs that are subject to time-vesting conditions and are scheduled to vest in three substantially equal installments on the first anniversary of the grant date, on January 1, 2024, and on January 1, 2025, subject to continued employment through each applicable vesting date. In connection with the 280G Mitigation Actions, Mr. Shepko’s RSU tranche that was scheduled to vest on January 1, 2024 was accelerated and vested on December 31, 2023.
(8)	Represents grants of RSUs that are subject to time-vesting conditions and are scheduled to vest in three substantially equal installments on July 1, 2024, on March 1, 2025, and on March 1, 2026, subject to continued employment through each applicable vesting date.
(9)	Represents grants of PSUs that are subject to both time- and performance-based vesting conditions. Such PSUs will time-vest on the date of the Compensation Committee’s certification of achievement of the performance-vesting criteria, which shall occur no later than March 15 following the end of the performance period ending December 31, 2025, subject to continued employment through such time-vesting date. These PSUs have not performance-vested yet, as the amount of PSUs subject to these awards that will ultimately vest can range from 0% to 200% based on the achievement of specific performance-based conditions, which are related to the Company’s financial performance over the three-year performance period. The value of the PSUs reported in this column are based on achieving maximum performance goals.
(10)	The awards granted to Mr. Coley on October 28, 2022, constitute “employment inducement grants” under NASDAQ Listing Rule 5635(c)(4).
(11)	Represents RSUs granted to Mr. Coley on October 28, 2022, that are subject to time-vesting conditions and vested 50% on October 28, 2023, with the remaining 50% vesting on October 28, 2024, subject to continued employment through such vesting date.
(12)	Represents RSUs granted to Mr. Coley on October 28, 2022, that are subject to time-vesting conditions and are scheduled to vest in three substantially equal installments on the first three anniversaries of March 1, 2023, subject to continued employment through each applicable vesting date.
(13)	Represents PSUs granted to Mr. Coley on October 28, 2022, that are subject to both time- and performance-based vesting conditions. Such PSUs will time-vest on December 31, 2025, subject to continued employment through such time-vesting date. These PSUs have not performance-vested yet, as the amount of PSUs subject to these awards that will ultimately vest can range from 0% to 200% based on the achievement of specific performance-based conditions, which are related to the Company’s financial performance over the three-year performance period and are modified based on the Company’s relative TSR. The ultimate amount of PSUs that vest may be downwardly adjusted by the Compensation Committee if the TSR is negative. The value of the PSUs reported in this column are based on achieving maximum performance goals.
(14)	Represents options granted to Mr. Roy on January 1, 2018, which were fully vested as of December 31, 2023.
(15)	Represents options granted to Mr. Roy on April 28, 2020, which were fully vested as of December 31, 2023.
(16)	Represents the Williams Promotion Award. Such award was fully vested as of December 31, 2023.
(17)	Represents the Williams 2020 Target Award. Such award was fully vested as of December 31, 2023.

Options Exercised and Stock Vested in the 2023 Fiscal Year

The following table sets forth certain information with respect to the exercise of stock options or the vesting of stock awards during the fiscal year ended December 31, 2023, with respect to our NEOs:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Jonathan Shepko(3)	—	—	181,969	1,326,516
Aaron Coley	—	—	112,500	486,000
Scott Hoppe	—	—	100,000	519,000
Soumit Roy	—	—	279,595	2,269,144
Rick Williams	103,000	641,488	469,983	3,555,539

(1)

Represents the gross number of shares of Common Stock that vested pursuant to RSU and/or PSU awards during fiscal year 2023, without reduction for any shares withheld to satisfy applicable tax obligations.

(2)

Represents the value of the shares that vested pursuant to RSU and/or PSU awards during fiscal year 2023, calculated based on the closing price of our Common Stock on each respective vesting event date.

(3)	In connection with the 280G Mitigation Actions, Mr. Shepko’s RSU tranche that was scheduled to vest on January 1, 2024 was accelerated and vested on December 31, 2023.

Potential Payments Upon Termination or Change in Control

Employment Agreements with Messrs. Shepko, Coley, Hoppe and Roy

As described above in the section titled “—Narrative to Summary Compensation Table,” we have entered into employment agreements with our NEOs. The following summarizes the impact of certain termination events or the occurrence of a change in control on our NEO’s entitlement to severance and other benefits under these employment agreements. As further described below, the Executive Severance Plan, which was adopted by the Compensation Committee on February 5, 2024, supersedes the severance entitlements set forth in the NEOs’ employment agreements.

If the employment of Messrs. Shepko, Coley, Hoppe or Roy is terminated by the Company for cause or by the executive without good reason, such executive will be entitled to receive (i) all accrued base salary and accrued but unused vacation through the date of termination, (ii) any post-employment benefits due under the terms and conditions of the Company’s benefits plans, and (iii) for Mr. Shepko, any earned but unpaid annual bonus. The applicable executive will not be entitled to any additional amounts or benefits as the result of a termination of employment for cause or by the executive without good reason.

If the employment of Mr. Shepko is terminated by the Company without cause or if he resigns for good reason, Mr. Shepko will be entitled to, subject to his execution and non-revocation of a release of claims against the Company and continued compliance with restrictive covenants, (i) a lump-sum cash payment equal to the pro rata portion of his target annual bonus for the year in which his employment terminates (the “Severance Payment”), and (ii) up to 24 months of Company-subsidized COBRA coverage; provided, however, that if such termination occurred after a change in control and on or before December 31, 2022, the Severance Payment would have instead been equal to Mr. Shepko’s target annual bonus for the 2022 bonus year plus his annual base salary for 2022 (less any amounts of base salary already paid to him if the termination date occurs in 2022).

If Mr. Shepko’s employment is terminated due to his death or disability, he will be entitled to the pro rata portion of his target annual bonus for the year in which his employment terminates.

If the employment of Messrs. Coley, Hoppe or Roy is terminated by the Company without cause or if Messrs. Coley, Hoppe or Roy resign for good reason, the applicable executive will be entitled to, subject to the execution and non-revocation of a release of claims against the Company and continued compliance with restrictive covenants: (i) a payment equal to the sum of (a) 18 months of base salary plus (b) a pro rata portion of the applicable executive’s target annual bonus for the year in which he is terminated, payable in substantially equal installments over the 18-month period following such termination; and (ii) up to 18 months of Company-subsidized COBRA coverage.

If the employment of Messrs. Coley, Hoppe or Roy is terminated due to his death or disability, such executive will be entitled to: (i) a pro rata portion of his target annual bonus for the year in which he is terminated; and (ii) up to 18 months of Company-subsidized COBRA coverage.

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

Under their employment agreements, “good reason” for each of Messrs. Coley, Hoppe and Roy generally means the occurrence of any of the following, without his consent: (i) a material reduction in base salary, other than a general reduction in base salary or target annual bonus that affects all similarly situated executives in substantially the same proportions; (ii) a material diminution in his position, responsibilities or duties or the assignment of him to a position, responsibilities or duties of a materially lesser status or degree of responsibility than his position, responsibilities or duties; (iii) any material breach by the Company of any provision of his employment agreement; or (iv) for Messrs. Coley and Hoppe, if the Company requires them to be based anywhere more than 40 miles from the office they were located in as of their start date.

Under their employment agreements, “cause” for each of Messrs. Shepko, Coley, Hoppe and Roy generally means: (i) the commission by the executive of fraud, breach of fiduciary duty, theft or embezzlement against the Company, its subsidiaries, affiliates or customers; (ii) the executive’s willful refusal without proper legal cause to faithfully and diligently perform his duties (for Mr. Coley, this prong also includes his failure to satisfactorily perform his duties to the Company and is subject to a 30-day cure period); (iii) the breach of the confidentiality, noncompetition, non-solicitation or intellectual property provisions in the executive’s employment agreement or the material breach of any other written agreement between the executive and one or more members of affiliated entities including the Company and its direct and indirect subsidiaries; (iv) the executive’s conviction of, or plea of guilty or nolo contendere to, a felony (or state law equivalent) or any crime involving moral turpitude; (v) willful misconduct or gross negligence by the executive in the performance of duties to the Company that has or could reasonably be expected to have a material adverse effect on the Company; or (vi) the executive’s material breach and violation of the Company’s written policies pertaining to sexual harassment, discrimination or insider trading.

Employment Agreement with Mr. Williams

Pursuant to his employment agreement, if Mr. Williams terminates his employment agreement for convenience after May 6, 2023, the Company may elect to pay Mr. Williams a discretionary severance payment equal to his monthly base salary for up to 18 months following such termination in order to extend his post-termination restricted period, as described above.

In connection with Mr. Williams’ retirement from the Company on May 31, 2023, the Company elected to pay Mr. Williams this discretionary severance payment, payable as continued base salary in accordance with the Company’s normal payroll procedures during the 18-month period following his termination of employment, subject to his continued compliance with his post-termination restricted covenants. Mr. Williams received $350,626 in such discretionary severance payments during fiscal year 2023, and will be eligible to receive an additional $550,983 in such discretionary severance payments during fiscal year 2024, subject to his continued compliance with his post-termination restricted covenants.

Equity Awards

Pursuant to the terms of the 2021, 2022 and 2023 RSU awards granted to our NEOs (collectively, the “RSU Awards”), the unvested portion of the applicable RSU Award will become vested in full upon (i) a change in control if no replacement award is provided or (ii) the NEO’s termination (a) by the Company without cause, (b) by respective NEO for good reason or (c) due to the NEO’s death or disability, in each case, subject to the NEO’s execution and non-revocation of a release of claims against the Company.

Pursuant to the terms of the 2021, 2022 and 2023 PSU awards granted to our NEOs (collectively, the “PSU Awards” and, together with the RSU Awards, the “Equity Awards”), upon a change in control, if no replacement award is provided and subject to the NEO’s continuous employment through the occurrence of the change in control, the applicable PSU Award will immediately become time-vested and the achievement of all relevant performance goals will be determined based on the greater of actual achievement or the target of those goals at the time of the change in control. Upon the NEO’s termination (i) by the Company without cause, (ii) by the NEO for good reason or (iii) due to the NEO’s death or disability, in each case, subject to the NEO’s execution and non-revocation of a release of claims against the Company, the applicable PSU Award will be deemed to have time-vested as of the date of such termination and the achievement of all relevant performance goals will be determined based on the actual level achievement of those goals; provided, that (a) the number of any PSUs deemed to have become performance-vested shall be prorated to reflect the portion of the performance period that lapsed as of immediately prior the termination date, (b) the resulting number of PSUs following such proration shall be deemed the number of vested PSUs that shall be settled in accordance with the applicable award agreement, and (c) solely for Mr. Shepko’s agreements, for any number of PSUs that are not settled in accordance with the applicable award agreement shall remain outstanding and subject to vesting and settlement notwithstanding the NEO’s termination. Under the Equity Awards, “change in control” and “cause” are defined in the Incentive Plan, and “good reason” is defined in the applicable employment agreement.

Notwithstanding the foregoing, Mr. Coley’s October 28, 2022 grant of 225,000 RSUs is subject to the following additional clawback provision: upon Mr. Coley’s termination (i) by the Company for cause or (ii) by Mr. Coley without good reason, in each case, prior to the thirty-six month anniversary of the grant date, all RSUs that have not settled as of such date of termination will terminate automatically and be forfeited, and Mr. Coley will pay to the Company a cash amount equal to the fair market value of any shares previously received by him pursuant to such RSU Award.

2024 Executive Severance Plan

On February 5, 2024, the Compensation Committee adopted the Executive Severance Plan as contemplated by the Merger Agreement. The Executive Severance Plan provides severance payments upon a qualifying termination to the Current NEOs, each of whom the Compensation Committee has designated as an eligible executive for purposes of the Executive Severance Plan as follows: (i) Jonathan Shepko as a Tier 1 Executive and (ii) Messrs. Coley, Hoppe, and Roy as Tier 2 Executives. Only the Current NEOs are eligible to participate in the Executive Severance Plan, and their participation agreements provide that their participation in the Executive Severance Plan will begin immediately prior to the closing of the Merger.

Upon the termination of an eligible executive’s employment due to an Involuntary Termination (as defined below) that occurs outside of a Change in Control Protection Period (as defined therein) and so long as the Eligible Executive satisfies the Release Requirement (as defined below), the Eligible Executive will be entitled to receive (i) a cash severance payment equal to the product of (A) 2.0 (for a Tier 1 Executive) or 1.5 (for a Tier 2 Executive) and (B) the eligible executive’s base salary, payable over the 24 months (for a Tier 1 Executive) or 18 months (for a Tier 2 Executive) following such Involuntary Termination, (ii) a pro-rated portion of the eligible executive’s annual bonus for the calendar year in which such Involuntary Termination occurs, determined based on actual performance and payable at the same time the Company pays its annual bonuses generally, and (iii) an amount equal to the product of (A) 24 (for a Tier 1 Executive) or 18 (for a Tier 2 Executive) and (B) the monthly amount of the Company’s contribution to the premiums for the eligible executive’s group health plan coverage (including coverage for the eligible executive’s spouse and eligible dependents) under the Company’s group health plans as in effect immediately prior to the eligible executive’s Date of Termination (the “Monthly COBRA Amount”), payable in a lump sum within 60 days after such Involuntary Termination. For purposes of the Executive Severance Plan, an “Involuntary Termination” means the termination of an eligible executive’s employment by the Company or any of its subsidiaries without cause. Outstanding equity incentive awards held by the eligible executive would be treated in accordance with the terms and conditions of the applicable award agreement and, as applicable, the Incentive Plan.

Upon the termination of an eligible executive’s employment due to a Qualifying Termination (as defined below) that occurs during a Change of Control Protection Period and so long as the eligible executive satisfies the Release Requirement, the eligible executive will be entitled to receive a cash severance payment equal to the sum of the following amounts, payable in a lump sum no later than 10 days after the eligible executive’s release becomes effective and irrevocable: (i) an amount equal to the product of (A) 2.5 (for a Tier 1 Executive) or 1.5 (for a Tier 2 Executive) and (B) the sum of the eligible executive’s (1) base salary and (2) target annual bonus, (ii) a pro-rated portion of the eligible executive’s target annual bonus, and (iii) an amount equal to the product of (A) 24 (for a Tier 1 Executive) or 18 (for a Tier 2 Executive) and (B) the Monthly COBRA Amount. For purposes of the Executive Severance Plan, a “Qualifying Termination” means the termination of an eligible executive’s employment (i) due to an Involuntary Termination or (ii) due to any other separation from the Company Group other than for Cause (which includes any resignation by the Eligible Executive, whether for Good Reason or without Good Reason (as defined therein)). Outstanding equity incentive awards held by the eligible executive would be treated in accordance with the terms and conditions of the applicable award agreement and, as applicable, the Incentive Plan as though the Eligible Executive experienced an “Involuntary Termination” under, and as defined in, the Incentive Plan.

Severance payments under the Executive Severance Plan to an eligible executive are conditioned on the Eligible Executive’s execution and non-revocation of the Release, which includes a general release of claims (the “Release Requirement”). The Executive Severance Plan supersedes the severance entitlements set forth in the eligible executives’ employment agreements. If the payments or benefits payable under the Executive Severance Plan would be subject to the parachute payment excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced (but not below zero) if such reduction would result in a better net after-tax position for the eligible executive.

The table below provides information regarding potential payments to certain of our NEOs as of December 31, 2023 in connection with certain termination or change in control events, assuming (i) an event date of December 31, 2023, (ii) a price per share of our Common Stock of $8.10 (the closing price of our Common Stock on December 31, 2023), and (iii) that the Current NEOs began participating in the Executive Severance Plan prior to December 31, 2023.

The amounts shown in the table below do not reflect the amounts payable to our NEOs in connection with the pending Merger, which are expected to differ from those amounts set forth in the table above for various reasons, including that (i) the Current NEOs’ unvested RSU Awards and PSU Awards will be assumed and converted into restricted stock units of Parent in connection with the Merger; (ii) the value of the merger consideration of $8.30 is higher than the closing sales price per share of the Company’s common stock as reported on NASDAQ on December 31, 2023; and (iii) the number of outstanding equity awards held by certain of our NEOs as of December 31, 2023 will differ from those held by such NEOs as of immediately prior to the pending Merger due to ordinary course vesting and the exercise of stock options following December 31, 2023. The estimated amounts payable in connection with the Merger and a qualifying termination under the Executive Severance Plan following the Merger are set forth in the Merger Proxy Interests Section which is incorporated herein by reference.

Benefits and Payments Upon Termination(1)	Termination due to Death or Disability ($)	Involuntary Termination Outside of Change in Control Protection Period ($)	Involuntary Termination During Change in Control Protection Period(2) ($)	Change in Control (With No Termination)(3) ($)
Jonathan Shepko
Cash Severance Payments(4)	$—	$3,011,250	$5,238,750	$—
Accelerated Vesting of Equity Awards(5)	$9,252,855	$9,252,885	$12,439,988	$12,439,988
COBRA Payments(6)	—	$62,597	$62,597	$—
Aaron Coley
Cash Severance Payments(4)	$—	$1,181,250	$1,518,750	—
Accelerated Vesting of Equity Awards(5)	$1,781,240	$1,781,240	$2,623,833	2,623,833
COBRA Payments(6)	—	—	—	—
Scott Hoppe
Cash Severance Payments(4)	$—	$1,181,250	$1,518,750	—
Accelerated Vesting of Equity Awards(5)	$675,540	$675,540	$1,215,000	1,215,000
COBRA Payments(6)	$—	$42,266	$42,266	—
Soumit Roy
Cash Severance Payments(4)	$—	$1,181,250	$1,518,750	—
Accelerated Vesting of Equity Awards(5)	$1,703,668	$1,703,668	$2,413,808	2,413,808
COBRA Payments(6)	$—	$46,948	$46,948	—

(1)	Information in this table assumes (i) an event date of December 31, 2023, (ii) a price per share of our Common Stock of $8.10 (the closing price of our Common Stock on December 31, 2023), and (iii) that the Current NEOs began participating in the Executive Severance Plan prior to December 31, 2023.

(2)	Amounts in this column assume the full acceleration of any replacement equity awards provided to the applicable NEO in connection with a Change in Control, as set forth in the Incentive Plan.

(3)	Amounts in this column assume the occurrence of a Change in Control with no replacement awards provided, and therefore full acceleration would apply to the applicable NEO’s equity awards.

(4)	Represents the aggregate cash severance payments payable to the applicable NEO (calculated based on the base salary and target annual bonus in effect as of December 31, 2023) in accordance with the terms of the Executive Severance Plan.

(5)	Represents the aggregate value of the applicable NEO’s accelerated equity awards payable to the NEO in accordance with the terms of the applicable award agreements and the Incentive Plan.

(6)	Represents the aggregate COBRA payments payable to the applicable NEO in accordance with the terms of the Executive Severance Plan.

Director Compensation

Annual Cash Compensation

Our directors who also serve as employees of the Company do not receive additional compensation for their services as directors while serving as employees. Our non-employee directors receive (i) an annual retainer in the amount of $75,000, (ii) for the Lead Independent Director, an additional annual cash retainer in the amount of $70,000, (iii) as applicable, an annual fee for serving as a member of the Audit Committee in the amount of $10,000, as a member of the Compensation Committee in the amount of $7,500, and/or as a member of the Corporate Governance and Nominating Committee in the amount of $7,500, and (iv) as applicable, an annual fee for serving as the chair of the Audit Committee in the amount of $20,000, as the chair of the Compensation Committee in the amount of $15,000, and/or as the chair of the Corporate Governance and Nominating Committee in the amount of $15,000. The annual retainer, membership and committee chair fees are paid quarterly.

Annual Equity Compensation

In addition to the annual cash compensation described above, our independent non-employee directors also receive an annual RSU award grant for each year of service on the Board. Each independent non-employee director was granted an annual stock award on December 31, 2022, consisting of 19,332 RSUs worth $110,000 as of the grant date, each of which fully vested on January 1, 2024. As a result of the 2023 annual RSU award grants being granted on December 31, 2022, no additional RSU awards were granted to our independent non-employee directors during fiscal year 2023.

The following table presents information regarding compensation earned by the non-employee directors for their Board service during the fiscal year ended December 31, 2023. Due to his role as Chief Executive Officer of the Company, Mr. Shepko’s compensation is shown in the “2023 Summary Compensation Table” above.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	Total ($)
Bruce Blaise	90,000	—	—	90,000
Brian Bonner	92,500	—	—	92,500
Catharine Ellingsen	97,500	—	—	97,500
Grant Garbers	92,500	—	—	92,500
Melendy Lovett	102,500	—	—	102,500
Charles “Chuck” F. Serianni	155,000	—	—	155,000
Ena Williams	97,500	—	—	97,500

(1)	Reflects annual retainer fees for non-employee directors of $75,000 and annual Board membership and committee chair fees.
(2)	As of December 31, 2023, non-employee directors (as of such date) held outstanding RSUs in the following amounts: Messrs. Blaise, Bonner, Garbers and Serianni and Mses. Ellingsen, Lovett and Williams - 19,332.
(3)	Non-employee directors were not granted stock options in the fiscal year ended December 31, 2023. As of December 31, 2023, non-employee directors (as of such date) held outstanding stock options in the following amounts: Mr. Bonner - 25,000; Messrs. Garbers, Serianni and Blaise and Mses. Ellingsen, Williams, and Lovett - 0.

In addition, our non-employee directors are reimbursed for all out-of-pocket expenses incurred in connection with attending Board or committee meetings. Each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

Process for Determining Non-Employee Director Compensation

The Compensation Committee conducts an annual review of director compensation and benefits, including cash, equity-based awards and other compensation. In determining non-employee director compensation, the Compensation Committee seeks advice from the independent compensation consultants who are retained by the Board to, among other functions, analyze compensation and develop initial recommendations as to the amount and form of compensation to be paid to the Company’s non-employee directors, including pay mix. Regarding compensation, the Compensation Committee’s advisor, Meridian, analyzes and compares the Company’s compensation program against the same peer group used to determine executive officer compensation as described above. Market data is obtained for each element of Board compensation. The Board then reviews this information with the compensation consultant, as well as any developing trends in director compensation and how the Board’s workload compares to that of the peer group directors, and establishes the go-forward Board compensation arrangements. In establishing the go-forward Board compensation arrangements, the Compensation Committee considers the competitiveness of each element of compensation, as well as the competitiveness of total compensation. The Compensation Committee recommended that the Board approve the 2023 compensation package, and the Board approved the compensation package for 2023.

Director Stock Ownership Guidelines

In 2023, the Compensation Committee approved minimum stock ownership guidelines for all of our non-employee directors. Under the guidelines, each non-employee director is expected to own shares of Common Stock that have a value equal to five times their annual cash retainer for serving as a director, not including any additional cash compensation paid for (i) serving as Lead Independent Director, (ii) serving as a chair of the Audit Committee, the Compensation Committee or the Corporate Governance and Nominating Committee, and/or (iii) serving as a member of the Audit Committee, the Compensation Committee and/or the Corporate Governance and Nominating Committee. Only fully vested shares held outright, unvested time-based restricted stock or RSUs, and deferred stock units are credited towards satisfaction of the guidelines.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, nor served at any time during 2023, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table reflects, as of December 31, 2023, information regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders(3)	4,078,867	$6.62	3,153,094
Equity compensation plans not approved by security holders(4)	361,958	$6.89	N/A
Total	4,440,825	$6.63	3,153,094

(1)	The weighted average exercise price does not take into account shares issuable upon vesting of outstanding RSUs or PSUs.
(2)	Assumes outstanding PSUs will be issued based on achieving maximum performance goals.
(3)	Under the Incentive Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards. On June 18, 2021, at the Company’s 2021 annual meeting of shareholders, the Company’s shareholders approved an amendment and restatement of the Incentive Plan. Under the Incentive Plan, the Company is authorized to issue up to 8.5 million shares of Common Stock. Assumes outstanding PSUs will be issued based on achieving maximum performance goals.
(4)	Reflects the grant of “employment inducement grants” under NASDAQ Listing Rule 5635(c)(4). These grants consisted of (i) 158,214 RSUs and 68,572 PSUs to Mr. Coley and (ii) 66,600 stock options to a former non-executive officer employee. Assumes outstanding PSUs will be issued based on achieving maximum performance goals.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 15, 2024 (except as otherwise indicated), based on information filed with the SEC or obtained from the persons named below, by:

●	each of our directors and named executive officers;

●	all of our current directors and executive officers; and

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (a “5% beneficial owner”).

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Outstanding Common Stock(1)
Directors and named executive officers:
Bruce Blaise	23,897	*
Brian Bonner(2)	539,131	1.1
Catharine Ellingsen	38,496	*
Grant Garbers	36,491	*
Melendy Lovett	39,585	*
Charles “Chuck” F. Serianni	81,326	*
Jonathan Shepko(2)	630,174	*
Ena Williams	83,326	*
Aaron Coley	96,064	*
Soumit Roy(2)	429,358	*
Jason Bates(3)	6,704	*
Rick Williams(4)	843,978	1.8
All directors and executive officers as a group (11 individuals)(2)	2,112,413	4.5
5% beneficial owners:
Osterweis Capital Management, Inc.(5)	4,347,850	8.4
Lyons Capital, LLC(6)	3,250,000	6.9
BlackRock, Inc.(7)	3,056,435	6.5
Charles Schwab Investment Management, Inc.(8)	3,032,035	6.4
Magnetar Financial LLC(9)	2,544,013	5.4
The Vanguard Group(10)	2,416,435	5.1

*	Less than 1%.
(1)	Calculations based on 47,200,283 shares of Common Stock outstanding as of February 1, 2024.
(2)	Includes shares of Common Stock issuable upon exercise of Company Options held by the following people in the following amounts: (i) 25,000 vested Company Options held by each of Messrs. Bonner, Hoppe and Shepko, and (ii) 203,300 vested Company Options held by Mr. Roy.
(3)	Mr. Bates resigned as Executive Vice President and Chief Financial Officer, effective as of September 19, 2022. The shares reflected as beneficially owned by Mr. Bates are based on information disclosed in the Form 4 filed by Mr. Bates on June 28, 2022, and the terms of his separation agreement, including the forfeiture of his vested and unvested stock options, unvested Company RSUs, and vested and unvested Company PSUs. His reported holdings do not take into account any transactions that may have occurred after he was no longer subject to the reporting obligations of Section 16(a) of the Exchange Act.
(4)	Mr. Williams retired as Executive Vice President and Chief Operating, effective as of May 31, 2023. The shares reflected as beneficially owned by Mr. Williams are based on information disclosed in the Form 4 filed by Mr. Williams on May 9, 2023. His reported holdings do not take into account any transactions that may have occurred after he was no longer subject to the reporting obligations of Section 16(a) of the Exchange Act.
(5)	Comprised of approximately 4,347,850 shares of Common Stock issuable upon conversion of 500,000 shares of Convertible Preferred Stock, convertible at the rate of 8.6957 shares of Common Stock per 1 share of Convertible Preferred Stock. Information is based on the Schedule 13G/A filed with the SEC on February 14, 2024 by (i) Osterweis Capital Management, Inc., (ii) Osterweis Capital Management, LLC, (iii) John S. Osterweis, and (iv) Carl P. Kaufman. As of December 31, 2023, Osterweis Capital Management, LLC and Messrs. Osterweis and Kaufman have sole voting and sole dispositive power over the reported shares of Common Stock. Business address of Osterweis Capital Management, Inc., Osterweis Capital Management, LLC and Messrs. Osterweis and Kaufman: One Maritime Plaza, Suite 800, San Francisco, California 94111.
(6)	Information is based on the Schedule 13D/A filed with the SEC on January 5, 2021 by (i) Lyons Capital, LLC, (ii) The Lyons Community Property Trust, dated June 15, 1979, (iii) Phillip N. Lyons, and (iv) Lyons Share Foundation, all of which have shared voting and shared dispositive power over the reported shares of Common Stock as of December 23, 2020. Business address of Lyons Capital, LLC, The Lyons Community Property Trust, dated June 15, 1979, Phillip N. Lyons and Lyons Share Foundation: 5000 Birch Street, Suite 5500, Newport Beach, California 92660.
(7)	Information is based on the Schedule 13G filed with the SEC on January 29, 2024 by BlackRock, Inc. As of December 31, 2023, BlackRock, Inc. has sole voting power over 3,035,225 shares of Common Stock and sole dispositive power over 3,056,435 shares of Common Stock. Business address of BlackRock, Inc.: 50 Hudson Yards, New York, New York 10001.
(8)	Information is based on the Schedule 13G filed with the SEC on February 9, 2024 by Charles Schwab Investment Management, Inc. As of December 31, 2023, Charles Schwab Investment Management, Inc. has sole voting and sole dispositive power over the reported shares of Common Stock. Business address of Charles Schwab Investment Management, Inc.: 211 Main Street, San Francisco, California 94105.

(9)	Information is based on the Schedule 13D filed with the SEC on January 22, 2024 by (i) Magnetar Financial LLC, (ii) Magnetar Capital Partners LP, (iii) Supernova Management LLC, and (iv) David J. Snyderman, all of which have sole voting and sole dispositive power over the 2,544,013 shares of Common Stock as of January 12, 2024. Business address of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and David J. Snyderman: 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(10)	Information is based on the Schedule 13G filed with the SEC on February 13, 2024 by The Vanguard Group. As of December 29, 2023, The Vanguard Group has shared voting power over 66,738 shares of Common Stock, sole dispositive power over 2,331,542 shares of Common Stock and shared dispositive power over 84,893 shares of Common Stock. Business address of The Vanguard Group: 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

Change in Control

Other than the proposed Merger, pursuant to which TFI International Inc., a corporation incorporated pursuant to the Canada Business Corporations Act, will acquire the Company, there are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. More information regarding the proposed Merger is contained in Part I, Item 1 of the Original Report under the caption “Recent Developments—The Proposed Merger.”

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Since January 1, 2023, other than the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in Item 11 of this Amendment No. 1, there have been no transactions, and there are no currently proposed transactions, in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or is expected to exceed $120,000, and (iii) any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, except Mr. Williams, our former Executive Vice President and Chief Operating Officer, had a 28% ownership interest in one of our customers from whom we received approximately $0.1 million in freight revenue for the year ended December 31, 2023.

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

Director Independence

The Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that none of our directors (other than Mr. Shepko) have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of our directors (other than Mr. Shepko) is “independent” as that term is defined by the NASDAQ Listing Rules. In making these determinations, the Board considered the current and prior relationships that each director has with the Company and all other facts and circumstances the Board deemed relevant in determining each director’s independence and eligibility to serve on the committees of the Board.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

The following is a summary of fees paid to Grant Thornton LLP (“Grant Thornton”) for audit, audit related and tax fees for the years ended December 31, 2023 and December 31, 2022.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services provided in connection with regulatory filings and includes interim procedures, quarterly reviews and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for tax return preparation and tax planning and advice.

	2023 Fees	2022 Fees
Audit Fees	$2,697,291	$2,324,971
Audit-Related Fees(1)	103,588	548,763
Tax Fees	714,523	755,310
All Other Fees	—	—
Total	$3,515,402	$3,629,044

(1)	Audit-Related Fees are comprised of an audit of a benefit plan and due diligence procedures in connection with potential acquisition opportunities.

The Audit Committee determined that the services provided by Grant Thornton were compatible with Grant Thornton’s independence as the independent registered public accounting firm during 2023 and 2022.

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

(3) Exhibits

Exhibit No.	Exhibit
2.1§	Agreement and Plan of Merger, dated as of December 22, 2023, among Daseke, Inc., TFI International Inc. and Diocletian MergerCo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on December 28, 2023).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.2	Charter Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

3.3	Amended and Restated By-Laws of Daseke, Inc., effective as of November 15, 2022 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

3.4	Certificate of Designations, Preferences, Rights and Limitations of 7.625% Series A Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

3.5	Certificate of Designations, Preferences, Rights and Limitations of Series B-1 Perpetual Redeemable Preferred Stock and Series B-2 Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 16, 2022).

3.6	Certificate of Amendment to Certificate of Designations of Preferences, Rights and Limitations of Series B-1 Perpetual Redeemable Preferred Stock and Series B-2 Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on November 16, 2022).

4.1	Specimen stock certificate for the registrant’s common stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.2	Specimen stock certificate for the registrant’s 7.625% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.3	Amended and Restated Registration Rights Agreement, dated as of February 27, 2017, by and among the registrant, Daseke Companies, Inc. (f/k/a Daseke, Inc.), Hennessy Capital Partners II LLC, and certain security holders of the registrant party thereto (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2017).

4.4	Description of common stock (incorporated by reference to Exhibit 4.4 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by the registrant on February 23, 2023).

10.1	Term Loan Agreement, dated as of February 27, 2017, amongst the registrant, HCAC Merger Sub, Inc. (which merged with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.), as borrower, certain financial institutions from time to time party thereto, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, UBS Securities LLC, and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.2	Amendment No. 1 to Term Loan Agreement, dated as of August 16, 2017, among Daseke Companies, Inc, Daseke, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed by the registrant on Form 8-K on August 22, 2017).

10.3	Incremental and Refinancing Amendment (Amendment No. 2 to the Term Loan Agreement), dated as of November 28, 2017, among the registrant, Daseke Companies, Inc. and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.4§	Refinancing Amendment (Amendment No. 3 to Term Loan Agreement), dated as of March 9, 2021, by and among the registrant, Daseke Companies, Inc. and each of the registrant’s other subsidiaries party thereto, the financial institutions party thereto as lenders, Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent and collateral agent, and JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on March 10, 2021).

10.5	Amendment No. 4 to Term Loan Agreement, dated as of May 2, 2023, by and among the registrant, Daseke Companies Inc., and each of the subsidiaries party thereto, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2023).

10.6	Fifth Amended and Restated Revolving Credit and Security Agreement, dated February 27, 2017, among the registrant, HCAC Merger Sub, Inc. (which merged with and into Daseke, Inc., which changed its name to Daseke Companies, Inc.) and certain of its subsidiaries party thereto, PNC Bank, National Association, as lender and agent, and certain financial institutions, as lenders, from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.7	First Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated August 31, 2017, by and among the registrant, Daseke Companies, Inc., and certain of its subsidiaries party thereto and PNC Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.8	Second Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated November 28, 2017, by and among the registrant, Daseke Companies, Inc. and certain of its subsidiaries party thereto, PNC Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.9§	Third Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated June 15, 2018, by and among the registrant, Daseke Companies, Inc., each of its subsidiaries party thereto as borrowers, PNC Bank National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018).

10.10§	Fourth Amendment and Waiver to Fifth Amended and Restated Revolving Credit and Security Agreement, dated as of November 5, 2020, by and among the registrant, Daseke Companies, Inc., each of its subsidiaries party thereto as borrowers, the lenders party thereto, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2020).

10.11§	Fifth Amendment to Fifth Amended and Restated Revolving Credit and Security Agreement, dated April 29, 2021, by and among the registrant, Daseke Companies, Inc. and each of the registrant’s other subsidiaries party thereto, the financial institutions party thereto as lenders and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 30, 2021).

10.12§	Board Representation Agreement by and among the registrant, Lyons Capital, LLC, The Lyons Community Property Trust, dated June 15, 1979, Phillip N. Lyons and Grant Garbers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on January 5, 2021).

10.13	Share Repurchase Agreement, dated November 10, 2022, by and between the registrant, Don R. Daseke, Barbara Daseke and The Walden Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

10.14	Amendment No. 1 to Share Repurchase Agreement, dated November 14, 2022, by and between the registrant, Don R. Daseke, Barbara Daseke and The Walden Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 16, 2022).

10.15+	Employment Agreement, dated as of August 2, 2021, by and between Jonathan Shepko and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by registrant on August 3, 2021).

10.16+	Employment Agreement, dated as of September 22, 2022, by and between Aaron Coley and the registrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on November 9, 2022).

10.17+	Employment Agreement, dated as of June 23, 2023, by and between Daseke, Inc. and Scott Hoppe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the registrant on June 26, 2023).

10.18+	Employment Agreement, dated as of May 6, 2020, by and between Rick Williams and the registrant (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.19**+	Employment Agreement, dated as of April 28, 2020, by and between Soumit Roy and the registrant.

10.20+	Employment Agreement, dated as of April 20, 2020, by and between Jason Bates and the registrant (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2020).

10.21+	Separation Agreement, dated as of September 22, 2022, by and between Jason Bates and the registrant (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the registrant on November 9, 2022).

10.22+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the registrant on March 3, 2017).

10.23+	Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on May 26, 2017, effective as of February 27, 2017 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017 (File No. 333-218386)).

10.24+	First Amendment to Daseke, Inc. 2017 Omnibus Incentive Plan (as amended and restated on May 26, 2017, effective as of February 27, 2017), effective as of September 6, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.25+	Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 21, 2021).

10.26+	Daseke, Inc. 2017 Omnibus Incentive Plan, as amended and restated on June 8, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 9, 2023).

10.27+	Daseke, Inc. 2017 Management Stock Ownership Program for Selected Management (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on May 31, 2017).

10.28+	Form of Non-Qualified Stock Option Award Agreement of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.29+	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.30+	Restricted Stock Unit Award Agreement, dated as of September 19, 2019, by and between Brian Bonner and the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.31+	Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.32+	Non-Qualified Stock Option Award Agreement, dated as of April 20, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.33+	Performance Stock Unit Award Agreement, dated as of April 23, 2020, between Jason Bates and the registrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the registrant on April 23, 2020).

10.34+	Form of Non-Qualified Stock Option Award Agreement (commencing in 2020) (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on February 23, 2022).

10.35+	Form of Performance Stock Unit Award Agreement (commencing in 2020) (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed on February 23, 2022).

10.36+	Form of Restricted Stock Unit Award Agreement of the registrant (commencing in 2021) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2021).

10.37+	Form of Performance Stock Unit Award Agreement of the registrant (commencing in 2021) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2021).

10.38+	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of the registrant (commencing in 2021) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2021).

10.39+	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of the registrant (commencing in 2022) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on May 3, 2022).

10.40+	Performance Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.41+	Restricted Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.42+	Restricted Stock Unit Award Agreement, dated as of September 22, 2022, between Aaron Coley and the registrant incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed by the registrant on October 5, 2022).

10.43**+	Form of Restricted Stock Unit Award Agreement of the registrant (commencing in 2023).

10.44**+	Form of Performance Stock Unit Award Agreement of the registrant (commencing in 2023).

21.1**	List of subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

97.1**	Daseke, Inc. Incentive-Based Compensation Clawback Policy.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Previously filed with the Original Report.

***	Previously furnished with the Original Report.

+	Management contract or compensatory plan or arrangement.

§	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and attachments upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules and attachments so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DASEKE, INC.
(Registrant)

Date: April 1, 2024	By:	/s/ Jonathan Shepko
Jonathan Shepko
Chief Executive Officer and Director (On behalf of the Registrant)